Form 10QSB
period 2001-03-31
MEGAPRO TOOLS INC
filed 2001-05-15
CIK 1107206

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2001

[   ] Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period            to              .
                                -----------   -------------

           Commission File Number             333-40738

                         MEGAPRO TOOLS INC.
           -------------------------------------------------
   (Exact name of small Business Issuer as specified in its charter)

   NEVADA                                      91-2037081
   ------------------------------             --------------------------
  (State or other jurisdiction of             (IRS Employer
  incorporation or organization)              Identification No.)

#5-5492 PRODUCTION BOULEVARD
SURREY, BRITISH COLUMBIA, CANADA              V3S 8P5
---------------------------------             ---------------------------
(Address of principal executive offices)      (Zip Code)

Issuer's telephone number, including area code:   (604) 533-1777
                                               ---------------------------
                             NOT APPLICABLE
           -------------------------------------------------
       (Former name, former address and former fiscal three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes
[ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
6,847,100 shares of common stock, $0.001 par value outstanding as of May 10, 2001.

                    PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

-------------------------------------------------------------------
                                               MegaPro Tools, Inc.
                               Consolidated Interim Balance Sheets
                                            (Stated in U.S. Funds)
                                          March 31     December 31
                                              2001            2000
-------------------------------------------------------------------
                                        (Unaudited)       (Audited)
Assets

Current
Cash                                     $   19,734    $    40,559
Accounts receivable                         239,470        339,850
Income taxes refundable                      17,996         17,996
Inventories                                 316,177        315,825
Prepaid expenses                              3,454          5,220
                                         -----------     ---------
                                            596,831        719,450
Fixed assets                                227,155        234,542
Deferred income taxes                        58,146         67,622
                                         -----------     ---------
                                          $ 882,132    $ 1,021,614
                                         ==========    ============

Liabilities and Stockholders' Equity
 Current
 Bank indebtedness                        $       -    $    20,109
 Accounts payable                           159,960        241,224
Accrued liabilities                          35,171         56,952
Current portion of loans and notes payable   35,469         39,993
                                         ----------     ----------
                                            230,600        358,278
Long-term debt
 Loans and notes payable                     63,440         66,689
                                         -----------     ---------
                                            294,040        424,967

Stockholders' equity
Common stock                                  6,847          6,847
Additional paid-in capital                  361,111        364,528
Deferred compensation                             -         (3,417)
Accumulated other comprehensive loss
 Foreign currency translation adjustment    (25,404)       (14,611)
Retained earnings                           245,538        243,300
                                         -----------      ---------
                                            588,092        596,647
                                         -----------      ---------
                                          $ 882,132    $ 1,021,614
                                         ===========   ============

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------
                                               MegaPro Tools, Inc.
                               Consolidated Interim Balance Sheets
                                            (Stated in U.S. Funds)
                                             Three Months Ended
                                          March 31        March 31
                                              2001            2000
-------------------------------------------------------------------

Sales                                     $ 401,760    $   382,095
Cost of goods sold                          265,777        240,605
                                         ----------    -----------
Gross profit                                135,983        141,490
                                         ----------    -----------
Expenses
Accounting and legal                         14,720         46,296
Automotive                                    1,575          1,661
Bad debts                                       675            567
Commissions                                   5,223          6,326
Depreciation                                  6,254          5,808
Insurance                                     2,259          2,381
Office and miscellaneous                      6,686          4,380
Property taxes                                  746            860
Repairs and maintenance                         566            449
Utilities                                     2,204          3,074
Travel and promotion                          7,769         14,671
Wages and benefits                           82,609         75,267
                                         ----------    -----------
                                            131,286        161,740
                                         ----------    -----------
Operating income (loss)                       4,697        (20,250)
                                         ----------    -----------
Other income (expense)
  Royalties (net)                             6,559          5,954
  Rentals                                     1,550              -
  Interest and bank charges                  (2,916)        (3,800)
                                         ----------    -----------
                                              5,193          2,154
                                         ----------    -----------
Income (loss) before income taxes             9,890        (18,096)
                                         ----------    -----------
Income tax expense (benefit)
  Current                                         -         25,875
  Deferred                                    7,652        (30,776)
                                         ----------    -----------
                                              7,652         (4,901)
                                         ----------    -----------
Net income (loss) for the period         $    2,238    $   (13,195)
                                         ==========    ============
Basic and diluted income (loss) per share$        -    $    (0.002)
                                         ==========    ============
Weighted average shares outstanding       6,847,100      6,297,125
                                         ==========    ============

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------
                                               MegaPro Tools, Inc.
 Consolidated Interim Statements of Changes in Stockholders' Equity
                                              (Stated in U.S. Funds)
                                                         (Unaudited)
-------------------------------------------------------------------
                                              Additional
                               Common Stock    Paid-in    Deferred
                            Shares   Amount    Capital  Compensation
                           --------- ------ ----------- ------------
Balance, December 31, 2000 6,847,100 $6,847 $  364,528  $  (3,417)
Deferred Compensation
  Unvested Stock Options Expired   -      -     (3,417)     3,417
                           --------- ------ ----------- ------------
                           6,847,100  6,847    361,111          -
                           --------- ------ ----------- ------------
Foreign Currency Adjustment        -      -          -          -
Net income for the period          -      -          -          -
                           --------- ------ ----------- ------------
Comprehensive loss for the period  -      -          -          -
                           --------- ------ ----------- ------------
Balance, March 31, 2001    6,847,100 $6,847 $  361,111  $       -
                           ========= ====== =========== ============

                           (CONTINUED)

-------------------------------------------------------------------
                                               MegaPro Tools, Inc.
 Consolidated Interim Statements of Changes in Stockholders' Equity
                                              (Stated in U.S. Funds)
                                                         (Unaudited)
                                                         (CONTINUED)
-------------------------------------------------------------------
                               Accumulated
                                  Other                     Total
                               Comprehensive   Retained Stockholders
                                  Loss         Earnings Compensation
                              --------------- ----------- ------------
Balance, December 31, 2000    $   (14,611)    $ 243,300   $ 596,647
Deferred Compensation
  Unvested Stock Options Expired        -             -           -
                               --------------- ----------- ------------
                                  (14,611)      243,300     596,647
                               --------------- ----------- ------------
Foreign Currency Adjustment       (10,793)            -     (10,793)
Net income for the period               -         2,238       2,238
                              --------------- ----------- ------------
Comprehensive loss for the period (10,793)        2,238      (8,555)
                              --------------- ----------- ------------
Balance, March 31, 2001           (25,404)    $ 245,538   $ 588,092
                              =============== =========== ============


The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------
                                               MegaPro Tools, Inc.
                     Consolidated Interim Statements of Cash Flows
                                            (Stated in U.S. Funds)
                                                       (Unaudited)
                                             Three Months Ended
                                          March 31        March 31
                                              2001            2000
-------------------------------------------------------------------


Cash provided by (used in)

Operating activities
--------------------
Net income (loss) for the period          $   2,238    $   (13,195)
Items not involving cash
 Depreciation                                 6,254          5,808
 Deferred income taxes                        7,652        (30,776)
(Increase) decrease in assets
 Accounts receivable                         95,351         73,903
 Income taxes refundable                          -         25,808
 Inventory                                   (4,156)        27,565
 Prepaid expenses                             1,624        (24,796)
Increase (decrease) in liabilities
 Accounts payable                           (79,015)       (83,029)
 Accrued liabilities                        (20,416)        56,389
                                          ----------    -----------
                                              9,532         37,677
                                          ----------    -----------

Investing activities
--------------------
 Purchase of fixed assets                    (7,572)       (38,371)
 Advances to stockholders                         -         (7,843)
                                          ----------    -----------
                                             (7,572)       (46,214)
Financing activities
--------------------
 Decrease in bank indebtedness              (20,187)             -
 Repayment of loans                          (2,734)        (3,681)
 Stock subscriptions                              -         45,000
                                          ----------    -----------
                                            (22,921)        41,319
                                          ----------    -----------

(Decrease) increase in cash
during the period                           (20,961)        32,782
Effect of foreign currency on cash              136           (291)
Cash, beginning of period                    40,559         23,907
                                          ----------    -----------
Cash, end of period                       $  19,734     $   56,398

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------
                                               MegaPro Tools, Inc.
                Notes to Consolidated Interim Financial Statements
                                            (Stated in U.S. Funds)
                                                       (Unaudited)
March 31, 2001
-------------------------------------------------------------------
1.  Basis of Presentation
-------------------------
The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's registration statement filed on Form SB-2 with the Securities and Exchange Commission. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

2.	Nature of Business
------------------------
The Company was incorporated in the State of Nevada on December
17, 1998 and was inactive until the acquisition of Mega Tools
Ltd. and Mega Tools USA, Inc. via reverse acquisition on September 30, 1999. The Company is engaged in the manufacture and sale of a patented multi-bit screwdriver.

The Company has entered into an exclusive North American license agreement with the patent holder of a retracting cartridge type screwdriver. This license agreement gives the Company unrestricted use of the patent in Canada and the United States until November 8, 2005. The Company's wholly owned subsidiaries, Mega Tools USA, Inc. and Mega Tools Ltd. manufacture and market the drivers to customers in the United States and Canada.

Item 2.   Management's Discussion and Analysis or Plan of
Operations
---------------------------------------------------------
FORWARD LOOKING STATEMENTS
--------------------------
The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW
--------
We were founded to design, market and manufacture innovative multi-bit screwdriver products under the "Megapro" brand name and incorporating the retractable cartridge design patented by Winsire Enterprises Corporation. Our business commenced in 1994 when we began selling our Megapro 15 in 1 Screwdriver to the industrial and commercial tools market. Our revenues have grown since 1994 as we have expanded our product sales in the industrial and commercial tools market and have expanded our line of screwdriver products.
We commenced sales of our screwdriver products to the retail market in late 1996. Our business plan is to increase our revenues by increasing sales to the retail market, while preserving and increasing our existing sales in the industrial and commercial tools markets. Our objective is to increase sales to the retail market by pursuing direct sales to major retailers and by pursuing private label branding relationships with major retailers.

Our operating expenses include sales and marketing expenses and general and administrative costs. Sales and marketing expenses include commissions paid on sales of our screwdriver products.
Our general and administrative expenses consist primarily of salary and employee benefits, accounting and legal expenses, and depreciation and other expenses associated with our office in Surrey, British Columbia, Canada. Our costs of goods sold consist primarily of patent royalty payments, payments to outside manufacturers, raw materials, labor, shipping and other manufacturing expenses associated with production and packaging of our screwdriver products. Other expenses consist primarily of interest on our long-term debt.

We are planning on spending approximately $500,000 over the next twelve months on implementing our business plan to expand sales of our screwdriver products to the retail market. These expenses will have a material impact on our results of operations and financial condition for future periods. We anticipate that our operating expenses will increase and earnings will decrease initially as we incur these additional expenses. Our objective is to increase our revenues as a result of increases in sales to the retail market.
We anticipate that any increase in revenues will be realized in financial periods subsequent to the financial period in which we incur our increased operating expenses. If we are not successful in increasing sales to the retail market, then our increased revenues will not offset our increased operating expenses and our profitability will suffer. In this event, we may be required to raise additional capital through debt or equity financing to pay for our increased operating costs.

RESULTS OF OPERATIONS
------------------------
Revenue
-------
Net revenues increased slightly to $401,760 for the three months ended March 31, 2001 from $382,095 for the three months ended March
31, 2000.   We experienced in increase an revenues due in part to an
increase in sales of our products in the United States. Revenues from sales in the United States increased to $273,599 from $227,151 during this period, while revenues from sales in Canada decreased to $128,161 from $154,944. The increase in sales in the United States was primarily attributable to increased orders from established customers. We also experienced revenues from new customers in the United States. The decrease in sales in Canada was primarily attributable to a decrease in sales to Home Depot Canada. We withdrew sales of our screwdriver products to Home Depot Canada in the first quarter of 2001. We anticipate that Jore Corporation will commence sales of screwdriver products incorporating our licensed patented designs to Home Depot Canada during the second quarter of 2001. Sales by Jore Corporation would be pursuant to a sub-license agreement between ourselves and Jore Corporation. We will earn royalties from Jore Corporation from sales made to Home Depot Canada, rather than earning sales revenue directly, if Jore Corporation commences sales to Home Depot Canada.

Costs of Goods Sold
-------------------
Cost of goods sold increased to $265,777 for the three months ended March 31, 2001 from $240,605 for the three months ended March 31, 2000. The increase in cost of goods sold is attributable in part to an increase in sales during the first quarter of 2001. The increase in our revenues did not exceed the increase in cost of goods sold with the result that our gross profit decreased to $135,983 for the three months ended March 31, 2001 from $141,490 for the three months ended March 31, 2000, representing a decrease of $5,507. Cost of goods sold as a percentage of sales increased to 66.1% in the first quarter of 2001 from 63.0% in the first quarter of 2000. This increase is attributable primarily due to an increase in assembling and packaging costs.

General and Administrative Expenses
-----------------------------------
General and administrative expenses decreased to $131,286 for the three months ended March 31, 2001 from $161,740 for the three months ended March 31, 2000. The decrease of $30,454 is the primarily the result of a decrease in accounting and legal costs to $14,720 for the three months ended March 31, 2001 from $46,296 for the three months ended March 31, 2000. We incurred higher accounting and legal costs in the first quarter of 2000 due to completion of our audited financial statements and the preparation for our filing of a registration statement with the United States Securities and Exchange Commission. These audited financial statements have been completed and our registration statement is effective. However, we will continue to incur accounting and legal costs in connection with our being a reporting company under the Securities Exchange Act of 1934. Wages and benefits increased to $82,609 for the three months ended March 31, 2001 from $75,267 for the three months ended March 31, 2000. We anticipate that wages will be lower for the second quarter of 2001 as we reduced our Surrey, British Columbia staff by two full time employees in the first quarter of 2001. This reduction will be offset in part by increased staff costs attributable to the hiring of a new office manager in the first quarter of 2001.

Income Before Income Taxes
--------------------------
We earned income before income taxes in the amount of $9,890 for the three months ended March 31, 2001, compared to a loss before income taxes of $18,096 for the three months ended March 31, 2000. The increase in earnings before income taxes in the amount of $27,986 is primarily attributable to the decrease in our general and administrative expenses in the amount of $30,544.

Income taxes (recoveries) were $7,652 (77.4% of earnings before income taxes) in the first quarter of 2001 as compared to $(4,901) (27.1% of loss before income taxes) in the first quarter of 2000. Differences between the effective rate and the statutory rate resulted from a valuation allowance provided for Canadian discounted tax assets and permanent differences between accounting and taxable income as a result of non-deductible expenses.

Net Income
----------
We earned income after income taxes in the amount of $2,238 for the three months ended March 31, 2001, compared to a loss after income taxes of $13,195 for the three months ended March 31, 2000. The increase in our net income in the amount of $15,433 is primarily attributable to our decreased general and administrative expenses.


FINANCIAL CONDITION
----------------------------------------
Liquidity and Capital Resources
-------------------------------
Historically, we have funded our business operations primarily from net operating income. We have also relied on loans from the Bank of Montreal and Mr. Robert Jeffery, one of our shareholders, to fund business operations.

Our cash position was $19,734 on March 31, 2001, compared to $40,559 on December 31, 2000. Our working capital position was $366,231 on March 31, 2001, compared to $361,172 on December 31,
2000.

Net cash provided by operating activities was $9,532 for the three months ended March 31, 2001, compared to $37,677 for the three months ended March 31, 2000. The decrease in cash provided by operating activities was primarily the result of a decrease in net working capital assets during the three months ended March 31, 2001. We incurred a decrease in our accounts receivable of $95,351 during the first three months of 2001 that was offset by a reduction in our liabilities in the amount of $99,431, resulting in a net decrease in cash of $4,080. Our inventories increased marginally during the first three months of 2001, resulting in a further decrease in cash in the amount of $4,156.

Net cash used for investment activities was $7,572 for the three months ended March 31, 2001 and $46,214 for the three months ended March 31, 2000. Net cash used in investment activities consists primarily of property and equipment purchases.

Net cash used in financing activities was $22,921 for the three months ended March 31, 2001, compared to net cash provided by financing activities of $41,319 for the three months ended March 31, 2000. The increase in cash used in financing activities was primarily attributable to the repayment of our bank indebtedness in the amount of $20,187 during the three months ended March 31, 2001. Cash used in financing activities for the three months ended March 31, 2000 was primarily attributable to sales of our common stock.

We obtained a fixed loan from the Bank of Montreal in 1998. This loan is payable on demand with an agreed upon repayment schedule requiring payments of $834 per month, plus interest at the bank's funding rates, plus 1.5% per annum. The principal amount of the outstanding loan was $24,583 as at March 31, 2001, compared to $27,509 as at December 31, 2000. We also have a further loan with the Bank of Montreal that is secured by the Company's vehicle. The principal amount of this outstanding loan was $10,886 as of March 31, 2000, compared to $12,484 as at December 31, 2000. This loan is payable on demand with an agreed upon repayment schedule requiring payments of $347 per month, plus interest at the bank's prime lending rates, plus 1.5% per annum.

Mr. Robert Jeffery, one of our shareholders, has advanced us unsecured loans at an interest rate of 10.25% per annum. The loans are repayable in full on October 1, 2002. Until maturity, we are required to make quarterly payments of interest to Mr. Jeffery.
The principal amount of this loan was $63,440 as at March 31, 2001, compared to $66,689 as at December 31, 2000.

We did not complete any sales of our common stock during the first three months of 2001.

Plan of Operations
------------------
We anticipate that we will require additional funding in the amount of approximately $500,000 over the next twelve-month period in connection with our planned expansion into the retail market.
These expenses will be comprised primarily of increased marketing expenses and inventory acquisition costs. If we are successful in securing increased orders for the retail market, then we will be required to substantially increase our inventory prior to realization of sales. This increase in inventory will require additional funding in excess of cash provided from our current operations.

We plan to finance our expansion into the retail market using both revenues from existing operations and equity financings. We anticipate that funds from equity financings would be raised from private placement sales of our common stock.

We believe that we have sufficient capital resources and liquidity over both the short and long term to sustain our business operations. Our revenues from existing operations are sufficient to cover our current costs of goods sold and general and administrative expenses. While we require additional financing in order to pursue our planned expansion, we do not require additional financing in order to sustain our present business operations. If we are not successful in obtaining additional financing for our planned expansion, we will not proceed with the planned expansion.
 If we are only successful in raising a portion of the required funds, then we will scale back our expenditures on the expansion to stay within the funds available from the financing and our current business operations.

We can provide no assurance that adequate funds from public or private financings will be available when needed, or that, if available, it will be offered on acceptable terms. If we issue additional shares of our common stock to raise funds, then our existing shareholders will suffer dilution. If we are unable to sell additional shares of our common stock to raise additional funds, our plan is to scale back our expansion into the retail market. If we are able to raise funds in excess of the budgeted $500,000 expansion, then we may decide to increase our expenses in completing our expansion to the retail market.

Our actual expenditures and business plan may differ from this stated plan of operations. Our Board of Directors may decide not to pursue this plan. In addition, we may modify the plan based on the available amounts of financing in the event that we cannot obtain the required equity financings to complete the plan. We do not have any arrangement in place for any debt or equity financing that would enable us to meet our stated plan of operations.

New Accounting Pronouncements
-----------------------------
In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value.
 If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of: (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or (b) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of the new standards on January 1, 2001 to affect our financial statements.

In 1999, the SEC issued Staff Accounting Bulletin No. 101 dealing with revenue recognition which is effective in the fourth quarter of 2000. We adopted Staff Accounting Bulletin No. 101 in the fourth quarter of 2000 with no material impact on our financial statements.

RISK FACTORS
--------------------------------
An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Form 10-QSB and any other filings we may make with the United States Securities and Exchange Commission in the future before investing in our common stock. If any of the following risks occur, or if others occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

If We Are Not Successful In Increasing Sales Of Our Screwdriver Products To The Retail Market, Then We May Not Earn Sufficient Revenues To Cover The Cost Of Our Expansion And Our Business And Financial Condition May Be Harmed.
----------------------------------------------------------------
Currently, we earn approximately 80% of our revenues from sales of our screwdriver products to the industrial and commercial tools market. We are planning significant growth in the sales of our screwdriver products and the number of screwdriver products we offer for sale. Our planned business expansion contemplates increasing sales of our screwdriver products to the retail tools market as we estimate that the retail tools market is approximately ten times the size of the industrial and commercial tools market. This planned growth will require us to hire additional personnel, increase our production capacity, and generally expand our business operations. This expansion will result in our operating costs increasing. If we are not successful in increasing our sales to the retail tool market in an amount that exceeds our increased operating costs, then our business will be harmed. In addition, continued growth could strain our management, production, engineering, financial and other resources. Any failure to manage this expansion could have a materially adverse effect on our business financial condition and results of operations, such as an increase in expenses or a decrease in profit margins and net income.

If We Lose Any Of Our Large Customers, Our Revenues Could
Substantially Decrease.
-----------------------------------------------------------------

Most of our sales of screwdriver products are derived from a small number of customers. Sales to Cully Enterprises, our largest customer, accounted for 16.3% of our net revenues in 2000, 18.3% of our net revenues in 1999 and 23.0% of our net revenues in 1998. A significant decrease in sales to, or the loss of, any of our major customers would have a material adverse effect on our business prospects, operating results and financial condition, such as a substantial decline in revenues.

If We Fail To Develop New Distribution Channels, Then Our Revenue Growth May Be Diminished And Our Business And Financial Condition May Be Harmed.
-----------------------------------------------------------------
We cannot ensure that we will be able to develop new distribution channels that will be required to penetrate the retail market or that this growth strategy will be implemented successfully. Our growth depends on our ability to develop new distribution channels in order to sell our product in the retail market. The challenges that we face in developing new distribution channels will include:

- Establishing retail consumer recognition of our products;

- Establishing new distribution arrangements with experienced distributors in the retail market;

- Managing existing relationships with our current distributors;

- Displacing relationships that potential new distributors have with current product vendors.

Our failure to develop new distribution channels and our inability to penetrate the retail market and generate future revenues will have a material adverse effect on our business prospects, operating results and financial condition.

If We Lose Our President, Mr. Neil Morgan, Our Ability To Manage Our Business Could Be Adversely Impacted And Our Business And Financial Condition May Be Harmed.
------------------------------------------------------------------
Our performance and future success depends to a significant extent on our senior management and technical personnel; in particular the experience and continued efforts of Mr. Neil Morgan, the Company's founder, President and Chief Executive Officer. The loss of Mr. Morgan could have a material adverse effect on our business prospects. To reduce our risk from this potential loss of Mr. Morgan, we maintain key-man type life insurance for him in the amount of CDN$1,500,000. We presently do not have an employment agreement with Mr. Morgan.

As We Do Not Have Any Long Term Agreements With Our Manufacturers, Our Business May Be Interrupted And Revenues Lost In The Event That We Are Not Able To Use Our Current Manufacturers To Manufacture Our Screwdriver Products.
-------------------------------------------------------------------
We do not manufacture the components used to make our screwdriver products. We rely on outside manufacturers for the manufacture of each component of our screwdriver products and the assembly of our screwdriver products. We do not have long term manufacturing agreements with any of our manufacturers. In addition, our license agreement with Winsire Enterprises Corporation requires that we use one of two designated manufacturers for the manufacture of the patented cartridge designs. If we are not able to maintain our relationships with our current manufacturers, or if our current manufacturers increase their cost of manufacturing the components comprising our screwdriver products, then our business prospects, operating results and financial condition may be harmed as a result of any increased costs or business disruption which we incur as a result of establishing new manufacturing relationships.

Our Inability To Obtain Acceptance Of Our New Products In The
Marketplace Could

Adversely Affect Our Ability To Generate New Revenues And New
Customers.
------------------------------------------------------------------
We are in the process of developing new products that are variations of our current line of screwdriver products. Our future success will depend in part on our continuous and timely development and introduction of these new products into the market. We can provide no assurance that our distributors will accept our new products or that they will obtain market acceptance by the ultimate purchasers. Acceptance of our new products will depend on:

- products introduced by our competitors;
- the success of our marketing efforts;
- our success in establishing distributors for our new products;
and
- the functionality, quality and pricing of our new products.

If we are not successful in achieving market acceptance of our new products, then our business prospects, financial condition and operating results will be harmed as a result of the increased costs we will incur in developing these products and our inability to generate increased revenues from their sale.

We Face Competition In The Screwdriver Product Market That Could Adversely Affect Our Sales.
----------------------------------------------------------------
The screwdriver product market in which we compete is a mature and highly competitive market. Our competition includes many companies that have significantly greater financial, technical, manufacturing, sales and marketing resources than we do. These competitors offer products that are similar to our screwdriver products, or are different products with similar functionalities. We have designed our screwdriver products to offer functionality, ease of use and performance that exceeds the functionality, ease of use and performance of products offered by our competitors. However, we can provide investors with no assurance that we will be able to compete with our competitors, particularly in view of the fact that many of our competitors own well-known brands, enjoy a large end-user base, have established distribution relationships and long-standing customer relationships. Our failure to compete successfully against our current or future competitors would have a material adverse effect on our business, operating results and financial condition, including loss of customers, decline in revenues and loss of market share.

If We Are Unable To Obtain Raw Materials Or Components Of Our Products At Our Current Prices, Then Our Manufacturing Capability And results Of Operation Will Be Adversely Affected.
-----------------------------------------------------------------
We purchase raw materials and key components of our screwdriver products from third party vendors. Although there are alternative sources for many of the raw materials and components, we could experience manufacturing and shipping delays if it became necessary to replace current suppliers or manufacturers. In addition, the prices of raw materials supplied by certain vendors are subject to a number of factors including general economic conditions, competition, labor costs and general supply levels. Our inability to obtain reliable and timely supplies of raw materials and components on a cost-effective basis, or an unanticipated change in suppliers or manufacturers could have a material adverse effect on our ability to manufacture our screwdriver products and our revenues and profitability.

If The Patent Protection Of Our Screwdriver Design Is Lost, Our Business And Financial Condition May Be Harmed.
---------------------------------------------------------------
Our ability to generate revenues and to maintain our competitive position depends in part on the ability of Winsire Enterprises Corporation to maintain patent protection for the cartridge design of our screwdriver products. These patents expire in the Year 2012 in the United States and in the Year 2012 in Canada. We can provide no assurance to investors that the patent we licensed will not be challenged, invalidated, or circumvented by other manufacturers in the future.

If We Are Found Liable In A Product Liability Lawsuit Arising From The Use Of Our Screwdriver Products, Our Business And Financial Condition May Be Harmed.
------------------------------------------------------------------
We face potential risk of product liability claims because our screwdriver products are used in activities where injury may occur, including in the building and construction industries. Although we do have product liability insurance coverage, we cannot be certain that this insurance will adequately cover all product liability claims or that we will be able to maintain this insurance at a reasonable cost and on reasonable terms. If we are found liable for damages with respect to a product liability claim and our insurance coverage is inadequate to satisfy the claim, then our business, operating results and financial condition could be materially and adversely affected.

If We Issue Additional Shares Of Our Common Stock In Order To Raise Additional Capital, Shareholder's Interests In The Company Will Be Diluted.
------------------------------------------------------------------
We anticipate that we will be required to raise additional equity and debt capital in order to continue our current level of operations and to expand our business operations. We have no additional equity or debt financing currently in place. Financings may not be available to us when needed for our expansion or, if available, may be on unfavorable terms. We anticipate that any additional equity financing will result in dilution to existing shareholders. If we are unable to obtain additional financing, then we anticipate that we will not be able to complete our business expansion as projected. This inability to expand will most likely have a material adverse effect on our business, operating results and financial condition.

Because There Is No Market For Our Common Stock, Our Stock Will Be Difficult To Sell, And If A Market For Our Common Stock Develops, Then Our Stock Price May Be Volatile.
------------------------------------------------------------------
There is no market for our common stock and we can provide investors with no assurance that a market will develop. If a market develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

1.    actual or anticipated variations in our results of operations;
2.    our ability or inability to generate new revenues;
3.    increased competition; and
4. conditions and trends in the general economy and the industrial tools markets.

Further, we anticipate that our common stock may be traded in the future on the NASD over the counter bulletin board. Companies traded on the bulletin board have traditionally experienced extreme price and volume fluctuations. We can provide no assurance that our common stock will be traded on the over the counter bulletin board. If our common stock is traded on the bulletin board, our stock price may be adversely impacted by factors that are unrelated or disproportionate to our operating performance.

Because A Portion Of Our Operating Expenses And Revenues Are In Canadian Dollars, Our Financial Results And Operating Condition May
Be Impacted By Currency Fluctuations In The Canadian Dollar In Comparison To The U.S. Dollar.
-------------------------------------------------------------------
Our reporting currency is the U.S. dollar. Approximately 81.6% of our operating expenses are incurred in Canadian dollars, as our principal executive office is located in Surrey, British Columbia, Canada. In addition, approximately 45.9 % of our revenues are earned from sales of our screwdriver products in Canada in Canadian dollars. Accordingly, our financial results and operating condition will be affected by currency fluctuations in the Canadian dollar in comparison to the U.S. dollars.


PART II - OTHER INFORMATION
----------------------------
Item 1. Legal Proceedings

    None

Item 2. Changes in Securities

    None

Item 3. Defaults upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS

    None

REPORTS ON FORM 8-K

    None

                            SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGAPRO TOOLS INC.

Date:    May 14, 2001


By: /s/ Neil Morgan
    ---------------
    NEIL MORGAN,
    President, Secretary and Treasurer