Form 10QSB
period 2001-06-30
MEGAPRO TOOLS INC
filed 2001-08-13
CIK 1107206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001

[ ]  Transition Report pursuant to 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period                 to
                              -----------------

          Commission File Number     333-40738
                                     ---------

                               MEGAPRO TOOLS INC.
          ------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

      NEVADA                                   91-2037081
-------------------------------                ------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


#5-5492 PRODUCTION BOULEVARD
SURREY, BRITISH COLUMBIA, CANADA               V3S 8P5
--------------------------------               ---------------
(Address of principal executive offices)       (Zip Code)

Issuer's telephone number, including area code:(604) 533-1777
                                               --------------

                                 NOT APPLICABLE
             --------------------------------------------------------
            (Former name, former address and former fiscal six months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days [X] Yes    [] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
6,847,100 shares of common stock, $0.001 par value outstanding as of August 8, 2001.

                  PART 1 - FINANCIAL INFORMATION

Item 1.         Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.
 In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

===================================================================
                                               MegaPro Tools, Inc.
                               Consolidated Interim Balance Sheets
                                            (Stated in U.S. Funds)
                                          June 30,     December 31,
                                              2001            2000
-------------------------------------------------------------------
                                        (Unaudited)       (Audited)
Assets

Current
Cash                                     $   44,096    $    40,559
Accounts receivable                         143,171        339,850
Income taxes refundable                      17,996         17,996
Inventories                                 271,071        315,825
Prepaid expenses                             42,935          5,220
                                         -----------     ---------
                                            519,269        719,450

Fixed assets                                241,958        234,542

Deferred income taxes                        77,351         67,622
                                         -----------     ---------
                                          $ 838,578    $ 1,021,614
==================================================================

Liabilities and Stockholders' Equity
Current
 Bank indebtedness                        $  16,235    $    20,109
 Accounts payable                           144,741        241,224
 Accrued liabilities                         15,869         56,952
 Current portion of loans and notes payable  32,596         39,993
                                         ----------     ----------
                                            209,441        358,278
Long-term debt
 Loans and notes payable                     62,748         66,689
                                         -----------     ---------
                                            272,189        424,967
                                         -----------     ---------

Stockholders' equity
Common stock                                  6,847          6,847
Additional paid-in capital                  361,111        364,528
Deferred compensation                             -         (3,417)
Accumulated other comprehensive loss
 Foreign currency translation adjustment    (17,091)       (14,611)
Retained earnings                           215,522        243,300
                                         -----------      ---------
                                            566,389        596,647
                                         -----------      ---------
                                          $ 838,578    $ 1,021,614
===================================================================

The accompanying notes are an integral part of these financial statements.


===============================================================================
                                                            MegaPro Tools, Inc.
                                            Consolidated Interim Balance Sheets
                                                         (Stated in U.S. Funds)
                                                                    (Unaudited)
                                  Three Months Ended           Six Months Ended
                             June 30,       June 30,      June 30,     June 30,
                                 2001           2000          2001         2000
-------------------------------------------------------------------------------

Sales                      $  304,174    $  291,503    $  705,934   $  673,598
Cost of goods sold            228,454       186,475       494,231      427,080
                           ----------    ----------    ----------   -----------
Gross profit                   75,720       105,028       211,703      246,518
                           ----------    ----------    ----------   -----------
Expenses
Accounting and legal           16,954        46,264        31,674       92,560
Automotive                      2,225         1,772         3,800        3,433
Bad debts (recovery)             (201)          295           474          862
Commissions                     5,525         6,810        10,748       13,136
Depreciation                    6,462         9,211        12,716       15,019
Insurance                       2,465         1,985         4,724        4,366
Office and miscellaneous        3,101         3,297         9,787        7,677
Property taxes                    946           853         1,692        1,713
Repairs and maintenance           413         1,022           979        1,471
Travel and promotion           18,445        20,745        26,214       35,416
Utilities                       1,537         2,554         3,741        5,628
Wages and benefits             66,939       121,479       149,548      196,746
                           ----------    ----------    ----------   -----------
                              124,811       216,287       256,097      378,027
                           ----------    ----------    ----------   -----------
Operating loss                (49,091)     (111,259)      (44,394)    (131,509)
                           ----------    ----------    ----------   -----------
Other income (expense)
  Royalties (net)               3,220         4,482         9,779       10,436
  Rental                        1,465             -         3,015            -
  Interest and bank charges    (3,240)       (3,710)       (6,156)      (7,510)
                           ----------    ----------    ----------   -----------
                                1,445           772         6,638        2,926
                           ----------    ----------    ----------   -----------
Loss before
 income taxes                 (47,646)     (110,487)      (37,756)    (128,583)
                           ----------    ----------    ----------   -----------
Income tax expense (benefit)
  Current                           -       (14,902)            -       10,973
  Deferred                    (17,630)      (24,764)       (9,978)     (55,540)
                           ----------    ----------    ----------   -----------
                              (17,630)      (39,666)       (9,978)     (44,567)
                           ----------    ----------    ----------   -----------
Net loss for the
 period                    $  (30,016)   $  (70,821)   $  (27,778)  $  (84,016)
===============================================================================
Basic and diluted loss
 per share                 $   (0.004)   $    (0.010)  $   (0.004)  $   (0.012)
                           ==========    ===========   ==========   ===========
Weighted average shares
 outstanding                6,847,100      6,782,608    6,847,100    6,782,608
                           ==========    ===========   ==========   ===========

The accompanying notes are an integral part of these financial statements.

===================================================================
                                               MegaPro Tools, Inc.
 Consolidated Interim Statements of Changes in Stockholders' Equity
                                              (Stated in U.S. Funds)
                                                         (Unaudited)
-------------------------------------------------------------------
                                              Additional
                               Common Stock    Paid-in    Deferred
                            Shares   Amount    Capital  Compensation
                           --------- ------ ----------- ------------
Balance, January 1, 2001   6,847,100 $6,847 $  364,528  $  (3,417)
Deferred Compensation
  Unvested Stock Options
   Expired                         -      -     (3,417)     3,417
                           --------- ------ ----------- ------------
                           6,847,100  6,847    361,111          -
                           --------- ------ ----------- ------------
Foreign Currency Adjustment        -      -          -          -
Net income for the period          -      -          -          -
                           --------- ------ ----------- ------------
Comprehensive loss for
 the period                        -      -          -          -
                           --------- ------ ----------- ------------
Balance, June 30, 2001     6,847,100 $6,847 $  361,111  $       -
====================================================================

                           (CONTINUED)

===================================================================
                                               MegaPro Tools, Inc.
 Consolidated Interim Statements of Changes in Stockholders' Equity
                                              (Stated in U.S. Funds)
                                                         (Unaudited)
                                                         (CONTINUED)
-------------------------------------------------------------------
                               Accumulated
                                  Other                     Total
                               Comprehensive   Retained Stockholders
                                  Loss         Earnings     Equity
                              --------------- ----------- ----------
Balance, January 1, 2001      $   (14,611)    $ 243,300   $ 596,647
Deferred Compensation
  Unvested Stock Options Expired        -             -           -
                               --------------- ----------- ---------
                                  (14,611)      243,300     596,647
                               --------------- ----------- ---------
Foreign Currency Adjustment        (2,480)            -      (2,480)
Net income for the period               -       (27,778)    (27,778)
                              --------------- ----------- ----------
Comprehensive loss for the period  (2,480)      (27,778)    (30,258)
                              --------------- ----------- ----------
Balance, June 30, 2001            (17,091)    $ 215,522   $ 566,389
====================================================================


The accompanying notes are an integral part of these financial statements.

===============================================================================
                                                            MegaPro Tools, Inc.
                                   Consolidated Interim Statement of Cash Flows
                                                         (Stated in U.S. Funds)
                                                                    (Unaudited)
                                  Three Months Ended           Six Months Ended
                             June 30,       June 30,      June 30,     June 30,
                                 2001           2000          2001         2000
-------------------------------------------------------------------------------

Cash provided by (used in)
Operating activities
  Net loss for the period  $  (30,016)   $  (70,821)   $  (27,778)  $  (84,016)
  Items not involving cash
    Depreciation                6,462         9,211        12,716       15,019
    Amortization of deferred
     compensation cost              -        24,500             -       24,500
    Deferred income taxes     (17,630)      (24,764)       (9,978)     (55,540)
   (Increase) decrease in
     assets
    Accounts receivable        98,098       111,233       193,449      185,136
    Income taxes refundable         -       (20,134)            -        5,674
    Inventory                  47,952      (128,677)       43,796     (101,112)
    Prepaid expenses          (39,373)        8,316       (37,749)     (16,480)
   Increase (decrease) in
     liabilities
    Accounts payable          (16,909)       62,521       (95,924)     (20,508)
    Accrued liabilities       (20,127)      (58,744)      (40,543)      (2,355)
    Income taxes payable            -        10,883             -       10,883
                           ----------------------------------------------------
                               28,457       (76,476)       37,989      (38,799)
                           ----------------------------------------------------
Investing activity
  Purchase of fixed assets    (14,079)      (16,993)      (21,651)     (55,364)
                           ----------------------------------------------------
Financing activities
  Increase (decrease) in
   bank indebtedness           16,285             -        (3,902)           -
  Repayment of loans           (4,192)       (3,514)       (6,926)     (15,038)
  Repayment of notes payable   (3,261)      (20,451)       (3,261)     (20,451)
  Share capital issued              -       136,600             -      181,600
                           ----------------------------------------------------
                                8,832       112,635       (14,089)     146,111
                           ----------------------------------------------------
Increase in cash during
 the period                    23,210        19,166         2,249       51,948
Effect of foreign currency
 on cash                        1,152        (5,963)        1,288       (6,254)
Cash, beginning of period      19,734        56,398        40,559       23,907
                           ----------------------------------------------------
Cash, end of period        $   44,096    $   69,601    $   44,096   $   69,601
===============================================================================

The accompanying notes are an integral part of these financial statements.

===============================================================================
                                                            MegaPro Tools, Inc.
                             Notes to Consolidated Interim Financial Statements
                                                         (Stated in U.S. Funds)
                                                                    (Unaudited)
June 30, 2001
-------------------------------------------------------------------------------

1.   Basis of Presentation
     The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading.

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

-------------------------------------------------------------------------------

2.   Nature of Business

     The Company was incorporated in the State of Nevada on December 17, 1998 and was inactive until the acquisition of Mega Tools Ltd. and Mega Tools USA, Inc. via reverse acquisition on September 30, 1999. The Company is engaged in the manufacture and sale of a patented multi-bit screwdriver.

     The Company has entered into an exclusive North American licence agreement with the patent holder of a retracting cartridge type screwdriver. This licence agreement gives the Company unrestricted use of the patent in Canada and the United States until November 8, 2005. The Company's wholly owned subsidiaries, Mega Tools USA, Inc. and Mega Tools Ltd. manufacture and market the drivers to customers in the United States and Canada. The Company believes the accompanying unaudited consolidated interim financial statements contain all adjustments (consisting of only those which are normal and recurring in nature) necessary to present fairly, the financial position of the company as of June 30, 2001 and the results of operations and cash flows for the six months ending June 30, 2001 and 2000, respectively.

Item 2.   Management's Discussion and Analysis or Plan of
          Operations

FORWARD LOOKING STATEMENTS

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

Our operating expenses include sales and marketing expenses and general and administrative costs. Sales and marketing expenses include commissions paid on sales of our screwdriver products.
Our general and administrative expenses consist primarily of salary and employee benefits, accounting and legal expenses, and depreciation and other expenses associated with our office in Surrey, British Columbia, Canada. Our costs of goods sold consist primarily of patent royalty payments, payments to outside manufacturers, raw materials, labour, shipping and other manufacturing expenses associated with production and packaging of our screwdriver products. Other expenses consist primarily of interest on our long-term debt.

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

RESULTS OF OPERATIONS

Revenue

Net revenues increased slightly to $705,934 for the six months ended June 30, 2001 from $673,598 for the six months ended June 30, 2000. We experienced an increase in revenues due in part to an increase in sales of our products in the United States. Revenues from sales in the United States increased to $456,388 from $400,621 during this period, while revenues from sales in Canada decreased to $249,546 from $272,977. The increase in sales in the United States was primarily attributable to increased orders from established customers. We also experienced revenues from new customers in the United States. The decrease in sales in Canada was primarily attributable to a decrease in sales to Home Depot Canada. We withdrew sales of our screwdriver products to Home Depot Canada in the second quarter of 2001. We are attempting to increase revenue in the third quarter of 2001 by launching additional products, including double ended screwdriver bits with grooves for power tools and a screwdriver with a quick-connect coupler. There is no assurance that these additional products will enable us to increase our revenues.

We anticipate that Jore Corporation will commence sales of screwdriver products incorporating our licensed patented designs to Home Depot Canada during the third or fourth quarter of 2001. Jore Corporation was unable to commence sales in the second quarter of 2001 as Jore Corporation filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code in this second quarter. Jore Corporation's filing under the U.S. Bankruptcy Code adds increased risk to whether sales of our screwdriver products will be completed by Jore Corporation in either the third or fourth quarter of 2001. Any sales by Jore Corporation would be pursuant to a sub-license agreement between us and Jore Corporation. We would earn royalties from Jore Corporation from sales made to Home Depot Canada, rather than earning sales revenue directly, if Jore Corporation commences sales to Home Depot Canada.

Costs of Goods Sold

Cost of goods sold increased to $494,231 for the six months ended June 30, 2001 from $427,080 for the six months ended June 30, 2000.
 The increase in cost of goods sold is attributable in part to an increase in sales during the second quarter of 2001. The increase in our revenues did not exceed the increase in cost of goods sold with the result that our gross profit decreased to $211,703 for the six months ended June 30, 2001 from $246,518 for the six months ended June 30, 2000, representing a decrease of $34,815. Cost of goods sold as a percentage of sales increased to 70.0% in the second quarter of 2001 from 63.4% in the second quarter of 2000. This increase is attributable primarily due to an increase in assembling and packaging costs. We are evaluating means of reducing cost of goods sold by having certain components of our screwdriver products manufactured by non-U.S. manufacturers.

General and Administrative Expenses

General and administrative expenses decreased to $256,097 for the six months ended June 30, 2001 from $378,027 for the six months ended June 30, 2000. The decrease of $121,930 is primarily the result of a decrease in accounting and legal costs to $31,674 for the six months ended June 30, 2001 from $92,560 for the six months ended June 30, 2000. We incurred higher accounting and legal costs in the first six months of 2000 due to completion of our audited financial statements and the preparation for our filing of a registration statement with the United States Securities and Exchange Commission. These audited financial statements have been completed and our registration statement is effective. However, we continue to incur accounting and legal costs in connection with our being a reporting company under the Securities Exchange Act of 1934. Wages and benefits were $149,548 for the six months ended June 30, 2001 compared to $196,746 for the six months ended June 30, 2000, representing a decrease in wages in benefits of $42,198. The reduction in wages and benefits for the second quarter of 2001 was the result of a reduction to our Surrey, British Columbia staff by two full time employees in the second quarter of 2001. We have delayed the hiring of an office manager until such time as we achieve additional financing and pursue our plan of operations to expand our current business. While we will attempt to increase our revenues during the third quarter by introducing new products, we anticipate that these product introductions will not increase our operating expenses.

Income Before Income Taxes

We incurred a loss before income taxes in the amount of $37,756 for the six months ended June 30, 2001, compared to a loss before income taxes of $128,583 for the six months ended June 30, 2000. The decrease in our loss before income taxes in the amount of $90,827 is primarily attributable to the decrease in our general and administrative expenses in the amount of $121,930, net of the decrease in our gross profit of $34,815.

Income taxes recoveries were $9,978 (26.4% of loss before income taxes) in the second quarter of 2001 as compared to $44,567 (34.7% of loss before income taxes) in the second quarter of 2000. Differences between the effective rate and the statutory rate resulted from a valuation allowance provided for Canadian discounted tax assets and permanent differences between accounting and taxable income as a result of non-deductible expenses.

Net Income

We incurred a loss after income taxes in the amount of $27,778 for the six months ended June 30, 2001, compared to a loss after income taxes of $84,016 for the six months ended June 30, 2000. The decrease in our net loss in the amount of $56,238 is primarily attributable to our decreased general and administrative expenses.


FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash position was $44,096 on June 30, 2001, compared to $40,559 on December 31, 2000. Our working capital position was $309,828 on June 30, 2001, compared to $361,172 on December 31, 2000.

Net cash provided by operating activities was $37,989 for the six months ended June 30, 2001, compared to net cash used in operating activities of $38,779 for the six months ended June 30, 2000. The increase in cash provided by operating activities was primarily the result of a decrease in net working capital assets during the six months ended June 30, 2001 in the amount of $51,344. This decrease was off-set by our net loss of $27,778 for the six months ended June 30, 2001. We incurred a decrease in our accounts receivable of $193,449 during the first six months of 2001. Our accounts payable decreased in the amount of $95,924 during the first six months of 2001. Our inventories also decreased during the first six months of 2001, resulting in a further increase in cash in the amount of $43,796.

Net cash used for investment activities was $21,651 for the six months ended June 30, 2001 compared to $55,364 for the six months ended June 30, 2000. Net cash used in investment activities consisted exclusively of property and equipment purchases.

Net cash used in financing activities was $14,089 for the six months ended June 30, 2001, compared to net cash provided by financing activities of $146,111 for the six months ended June 30, 2000. The cash used in financing activities was attributable to the repayment of current portions of our current long term indebtedness, including our bank indebtedness, during the six months ended June 30, 2001. Cash provided by financing activities for the six months ended June 30, 2000 was primarily attributable to sales of our common stock.

Historically, we have funded our business operations primarily from net operating income. We have also relied on loans from the Bank of Montreal and Mr. Robert Jeffery, one of our shareholders, and sales of our common stock to fund business operations.

We obtained a fixed loan from the Bank of Montreal in 1998. This loan is payable on demand with an agreed upon repayment schedule requiring payments of $834 per month, plus interest at the bank's funding rates, plus 1.5% per annum. The principal amount of the outstanding loan was $22,292 as at June 30, 2001, compared to $27,509 as at December 31, 2000. We also have a further loan with the Bank of Montreal that is secured by the Company's vehicle. The principal amount of this outstanding loan was $10,304 as of June 30, 2000, compared to $12,484 as at December 31, 2000. This loan is payable on demand with an agreed upon repayment schedule requiring payments of $347 per month, plus interest at the bank's prime lending rates, plus 1.5% per annum.

Mr. Robert Jeffery, one of our shareholders, has advanced us unsecured loans at an interest rate of 10.25% per annum. The loans are repayable in full on October 1, 2002. Until maturity, we are required to make quarterly payments of interest to Mr. Jeffery.
The principal amount of this loan was $62,748 as at June 30, 2001, compared to $66,689 as at December 31, 2000.

We did not complete any sales of our common stock during the first six months of 2001.

Plan of Operations

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

If We Lose Any Of Our Large Customers, Our Revenues Could
Substantially Decrease.
--------------------------------------------------------------
Most of our sales of screwdriver products are derived from a small number of customers. Sales to Cully Enterprises, our largest customer, accounted for 16.3% of our net revenues in 2000, 18.3% of our net revenues in 1999 and 23.0% of our net revenues in 1998. A significant decrease in sales to, or the loss of, any of our major customers would have a material adverse effect on our business prospects, operating results and financial condition, such as a substantial decline in revenues.

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

If We Lose Our President, Mr. Neil Morgan, Our Ability To Manage Our Business Could Be Adversely Impacted And Our Business And Financial Condition May Be Harmed.
-----------------------------------------------------------------
Our performance and future success depends to a significant extent on our senior management and technical personnel; in particular the experience and continued efforts of Mr. Neil Morgan, the Company's founder, President and Chief Executive Officer. The loss of Mr. Morgan could have a material adverse effect on our business prospects. To reduce our risk from this potential loss of Mr. Morgan, we maintain key-man type life insurance for him in the amount of CDN$1,500,000. We presently do not have an employment agreement with Mr. Morgan.

As We Do Not Have Any Long Term Agreements With Our Manufacturers, Our Business May Be Interrupted And Revenues Lost In The Event That We Are Not Able To Use Our Current Manufacturers To Manufacture Our Screwdriver Products.
------------------------------------------------------------------
We do not manufacture the components used to make our screwdriver products. We rely on outside manufacturers for the manufacture of each component of our screwdriver products and the assembly of our screwdriver products. We do not have long term manufacturing agreements with any of our manufacturers. In addition, our license agreement with Winsire Enterprises Corporation requires that we use one of two designated manufacturers for the manufacture of the patented cartridge designs. If we are not able to maintain our relationships with our current manufacturers, or if our current manufacturers increase their cost of manufacturing the components comprising our screwdriver products, then our business prospects, operating results and financial condition may be harmed as a result of any increased costs or business disruption which we incur as a result of establishing new manufacturing relationships.

Our Inability To Obtain Acceptance Of Our New Products In The Marketplace Could Adversely Affect Our Ability To Generate New Revenues And New Customers.
---------------------------------------------------------------
We are in the process of developing new products that are variations of our current line of screwdriver products. Our future success will depend in part on our continuous and timely development and introduction of these new products into the market.
 We can provide no assurance that our distributors will accept our new products or that they will obtain market acceptance by the ultimate purchasers. Acceptance of our new products will depend on:

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

We Face Competition In The Screwdriver Product Market That Could Adversely Affect Our Sales.
-----------------------------------------------------------------
The screwdriver product market in which we compete is a mature and highly competitive market. Our competition includes many companies that have significantly greater financial, technical, manufacturing, sales and marketing resources than we do. These competitors offer products that are similar to our screwdriver products, or are different products with similar functionalities.
We have designed our screwdriver products to offer functionality, ease of use and performance that exceeds the functionality, ease of use and performance of products offered by our competitors.
However, we can provide investors with no assurance that we will be able to compete with our competitors, particularly in view of the fact that many of our competitors own well-known brands, enjoy a large end-user base, have established distribution relationships and long-standing customer relationships. Our failure to compete successfully against our current or future competitors would have a material adverse effect on our business, operating results and financial condition, including loss of customers, decline in revenues and loss of market share.

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

If The Patent Protection Of Our Screwdriver Design Is Lost, Our Business And Financial Condition May Be Harmed.
-----------------------------------------------------------------
Our ability to generate revenues and to maintain our competitive position depends in part on the ability of Winsire Enterprises Corporation to maintain patent protection for the cartridge design of our screwdriver products. These patents expire in the Year 2012 in the United States and in the Year 2012 in Canada. We can provide no assurance to investors that the patent we licensed will not be challenged, invalidated, or circumvented by other manufacturers in the future.

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

If We Issue Additional Shares Of Our Common Stock In Order To Raise Additional Capital, Shareholder's Interests In The Company Will Be Diluted.
-------------------------------------------------------------------
We anticipate that we will be required to raise additional equity and debt capital in order to continue our current level of operations and to expand our business operations. We have no additional equity or debt financing currently in place. Financings may not be available to us when needed for our expansion or, if available, may be on unfavorable terms. We anticipate that any additional equity financing will result in dilution to existing shareholders. If we are unable to obtain additional financing, then we anticipate that we will not be able to complete our business expansion as projected. This inability to expand will most likely have a material adverse effect on our business, operating results and financial condition.

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

Because A Portion Of Our Operating Expenses And Revenues Are In Canadian Dollars, Our Financial Results And Operating Condition May Be Impacted By Currency Fluctuations In The Canadian Dollar In Comparison To The U.S. Dollar.
-------------------------------------------------------------------
Our reporting currency is the U.S. dollar. Approximately 82% of our operating expenses are incurred in Canadian dollars, as our principal executive office is located in Surrey, British Columbia, Canada. In addition, approximately 35% of our revenues are earned from sales of our screwdriver products in Canada in Canadian dollars. Accordingly, our financial results and operating condition will be affected by currency fluctuations in the Canadian dollar in comparison to the U.S. dollars.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.


EXHIBITS

     None

REPORTS ON FORM 8-K

     None

                           SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

MEGAPRO TOOLS INC.

Date:     August 10, 2001


By:       /S/ Neil Morgan
          -------------------------
          NEIL MORGAN,
          President, Secretary and Treasurer