Form 10QSB/A
period 2001-06-30
MEGAPRO TOOLS INC
filed 2001-08-16
CIK 1107206

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

Form 10QSB/A - Amendment One is filed with the Commission to report one change: the inclusion of Note 3 "Segmented Information" to the Consolidated Interim financial statements.

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

==========================================================================

                                                       MegaPro Tools, Inc.
                        Notes to Consolidated Interim Financial Statements
                                                    (Stated in U.S. Funds)
                                                               (Unaudited)
June 30, 2001
--------------------------------------------------------------------------

3.  Segmented Information

The Company has determined that it operates in one industry, in the manufacture and sale of tools. Based upon the Company's internal reporting structure the Company has business segments located in Canada and the United States. Sales are attributed to Canada and the United States based upon the subsidiary's location.
Following is information about the Company's segments and a reconciliation of segment profit to net income:

                Three Months Ended               Six Months Ended
            June 30,          June 30,        June 30,	       June 30,
               2001               2000            2001                2000
            ------------------------------------------------------------------
United
States:
 Assets     $  506,394     $  615,721        $  506,394           $  615,721
 Sales         182,789        173,470           456,388              400,621
 Capital
  expend-
  itures             -          5,825              (343)              38,325
 Depreci-
  ation          1,901          1,311             3,802                1,751
            ==================================================================
 Gross
  profit    $   54,028     $   64,367        $  159,386           $  150,836
 Corporate
  expense      110,273        130,836           187,332              237,931
 Other
  income          (667)        (2,791)           (4,678)              (6,920)
            ------------------------------------------------------------------
Segment
 loss
 before
 income
 taxes         (55,578)       (63,678)          (23,268)             (80,175)
Income
 tax
 recovery      (19,205)       (25,959)           (9,729)             (34,336)
            ------------------------------------------------------------------
Segment
 net
 loss       $  (36,373)    $  (37,719)       $  (13,539)          $  (45,839)
            ==================================================================

Canada:
 Assets     $  332,184     $  439,105        $  332,184           $  439,105
 Sales         121,385        118,033           249,546              272,977
 Capital
  expend-
  itures        14,079         11,168            21,994               17,039
Depreci-
  ation          4,561          7,900             8,914               13,268
            ==================================================================
 Gross
  profit   $    21,692     $   40,661        $   52,317          $    95,682
 Corporate
  expenses      14,538         85,451            68,765              140,096
 Other
 (income)
 expense          (778)         2,019            (1,960)               3,994
            ------------------------------------------------------------------
 Segment
  income
  (loss)
  before
  income
  taxes     $    7,932      $ (46,809)          (14,488)             (48,408)
  Income
  taxes
  (recovery)     1,575        (13,707)             (249)             (10,231)
            ------------------------------------------------------------------
 Segment
  net
  income
  (loss)    $    6,357     $  (33,102)       $  (14,239)          $  (38,177)
            ==================================================================

==========================================================================

                                                       MegaPro Tools, Inc.
                        Notes to Consolidated Interim Financial Statements
                                                    (Stated in U.S. Funds)
                                                               (Unaudited)
June 30, 2001
--------------------------------------------------------------------------
3.  Segmented Information (continued)

                Three Months Ended               Six Months Ended
            June 30,          June 30,        June 30,	       June 30,
               2001               2000            2001                2000
            ------------------------------------------------------------------
Total:
  Assets    $  838,578     $1,054,826        $  838,578           $1,054,826
  Sales        304,174        291,503           705,934              673,598
  Capital
   expendi-
   tures        14,079         16,993            21,651               55,364
  Deprecia-
   tion          6,462          9,211            12,716               15,019
            ==================================================================
  Gross
   profit   $   75,720     $  105,028        $  211,703           $  246,518
  Corporate
   expenses    124,811        216,287           256,097              378,027
  Other
   income       (1,445)          (772)           (6,638)              (2,926)
            ------------------------------------------------------------------
  Loss
   before
   income
   taxes       (47,646)      (110,487)          (37,756)            (128,583)
  Income
   tax
   recovery    (17,630)       (39,666)           (9,978)             (44,567)
            ------------------------------------------------------------------
  Net loss  $  (30,016)    $  (70,821)       $  (27,778)          $  (84,016)
            ==================================================================


                                           June 30,           December 31,
                                              2001                   2000
                                         ----------------------------------
Fixed Assets and Other Assets:
  Canada                                 $   188,018         $   176,460
  U.S.                                        53,940              58,082
                                         ----------------------------------
                                         $   241,958         $   234,542
                                         ==================================

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