Form 10QSB
period 2001-09-30
MEGAPRO TOOLS INC
filed 2001-11-14
CIK 1107206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X]     Quarterly  Report pursuant to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934

     For  the  quarterly  period  ended  September  30,  2001

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
Act  of  1934

     For  the  transition period --------- to


          Commission  File  Number     333-40738
                                       ---------

                               MEGAPRO TOOLS INC.

          ----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

     NEVADA                                    91-2037081
-----------------------------------            --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


#5-5492  PRODUCTION  BOULEVARD
SURREY,  BRITISH  COLUMBIA,  CANADA            V3S  8P5
------------------------------------           ----------
(Address  of  principal  executive             (Zip  Code)
offices)

Issuer's telephone number, including
area code:                                    (604)  533-1777
                                               ---------------

                                 NOT APPLICABLE
          -------------------------------------------------------------------
          (Former  name,  former  address  and  former  fiscal  nine  months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    []  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,847,100 shares of common stock, $0.001 par value outstanding as of November 5, 2001.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

=============================================================================

                                                      Megapro  Tools,  Inc.
                                        Consolidated Interim Balance Sheets
                                                     (Stated in U.S. Funds)

                                                September 30,    December 31,
                                                        2001            2000
-----------------------------------------------------------------------------
                                                 (Unaudited)       (Audited)
-----------------------------------------------------------------------------

Assets

Current
  Cash                                          $    16,759     $    40,559
  Accounts receivable                               151,384         339,850
  Income taxes refundable                            17,996          17,996
  Inventories                                       382,356         315,825
  Prepaid expenses                                   29,622           5,220
                                                -----------------------------
                                                    598,117         719,450

Fixed Assets                                        215,586         234,542

Deferred Income Taxes                                65,618          67,622
                                                -----------------------------
                                                $   879,321     $ 1,021,614
=============================================================================

Liabilities And Stockholders' Equity

Current
  Bank indebtedness                             $    16,556     $    20,109
  Accounts payable                                  207,926         241,224
  Accrued liabilities                                20,275          56,952
  Current portion of loans and notes
    payable (Note 4)                                 31,676          39,993
                                                -----------------------------
                                                    276,433         358,278
Long-Term Debt
  Loans and notes payable (Note 4)                   60,184          66,689
                                                -----------------------------
                                                    336,617         424,967
                                                -----------------------------

Stockholders'  Equity
  Common stock                                        6,847           6,847
  Additional paid-in capital                        361,111         364,528
  Deferred compensation                                   -          (3,417)
  Accumulated other comprehensive loss
    Foreign currency translation adjustment         (26,339)        (14,611)
  Retained earnings                                 201,085         243,300
                                                -----------------------------
                                                    542,704         596,647
                                                -----------------------------
                                                $   879,321     $ 1,021,614

=============================================================================


   The accompanying notes are an integral part of these financial statements.

=============================================================================

                                                      Megapro  Tools,  Inc.
                                Consolidated Interim Statements of Operations
                                                       (Stated in U.S. Funds)
                                                                  (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                Septem-      Septem-      Septem-      Septem-
                                ber  30,     ber  30,     ber  30,     ber  30,
                                   2001         2000         2001         2000
-------------------------------------------------------------------------------
Sales                         $  252,686   $  365,175   $  958,620   $1,038,773

Cost of Goods Sold               157,126      238,457      651,357      665,537
                              -------------------------------------------------

Gross Profit                      95,560      126,718      307,263      373,236
                              -------------------------------------------------

Expenses
  Accounting and legal            17,260       36,601       48,934      129,161
  Automotive                         939        1,868        4,739        5,301
  Bad debts (recovery)              (168)        (166)         306          696
  Commissions                      4,100        4,278       14,848       17,414
  Depreciation                     6,503        4,449       19,219       19,468
  Insurance                        2,413        3,401        7,137        7,767
  Office and miscellaneous         1,544        3,566       11,331       11,243
  Property taxes                     766          767        2,458        2,480
  Repairs and maintenance            483           26        1,462        1,497
  Travel and promotion            11,422       39,925       37,636       75,341
  Utilities                        1,852        1,839        5,593        7,467
  Wages and benefits              68,993       82,142      218,541      278,888
                              -------------------------------------------------
                                 116,107      178,696      372,204      556,723
                              -------------------------------------------------
Operating Loss                   (20,547)     (51,978)     (64,941)    (183,487)
                              -------------------------------------------------
Other Income (Expense)
  Royalties (net)                 11,769       16,981       21,548       27,417
  Rental                           1,457            -        4,472            -
  Gain (loss) on sale
    of fixed assets                5,713       (2,783)       5,713       (2,783)
  Interest and bank charges       (3,106)      (4,241)      (9,262)     (11,751)
                              -------------------------------------------------
                                  15,833        9,957       22,471       12,883
                              -------------------------------------------------
Loss Before Income Taxes          (4,714)     (42,021)     (42,470)    (170,604)
                              -------------------------------------------------

Income Tax Expense (Benefit)
  Current                              -      (10,973)           -            -
  Deferred                         9,723      (14,076)        (255)     (69,616)
                              -------------------------------------------------
                                   9,723      (25,049)        (255)     (69,616)
                              -------------------------------------------------
Net Loss For The Period       $  (14,437)  $  (16,972)  $  (42,215)  $ (100,988)
===============================================================================

Basic and Diluted Loss
  per share                   $   (0.002)  $   (0.003)  $   (0.006)  $   (0.015)
                              =================================================
Weighted Average Shares
  Outstanding                  6,847,100    6,761,111    6,847,100    6,761,111
                              =================================================


   The accompanying notes are an integral part of these financial statements.

================================================================================

                                                           Megapro  Tools,  Inc.
              Consolidated Interim Statements of Changes in Stockholders' Equity
                                                          (Stated in U.S. Funds)
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                  Accumulated
                                     Addi-            Other               Total
                                    tional Deferred   Compre-             Stock-
                  Common Stock     Paid-In  Compen-  hensive  Retained  holders'
                Shares    Amount   Capital  sation    Loss    Earnings   Equity
              ------------------------------------------------------------------
Balance,
January 1,
 2001         6,847,100  $ 6,847  $364,528 $ (3,417) $(14,611) $243,300 $596,647
Deferred
 compensation
 Unvested Stock
 Options Expired      -        -   (3,417)    3,417         -         -        -
              ------------------------------------------------------------------

              6,847,100    6,847   361,111        -   (14,611)  243,300  596,647
              ------------------------------------------------------------------

Foreign currency
 adjustment           -        -         -        -   (11,728)       -  (11,728)
Net loss for
 the period           -        -         -        -         -  (42,215) (42,215)
              ------------------------------------------------------------------

Comprehensive loss
 for the period       -        -         -        -   (11,728) (42,215) (53,943)
              ------------------------------------------------------------------

Balance,
 September
 30, 2001     6,847,100  $ 6,847  $361,111   $    -  $(26,339) $201,085 $542,704
================================================================================



   The accompanying notes are an integral part of these financial statements.

================================================================================

                                                           Megapro  Tools,  Inc.
                     Consolidated Interim Statements of Statements of Cash Flows
                                                          (Stated in U.S. Funds)
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                 Three Months Ended        Nine Months Ended
                                Septem-      Septem-      Septem-      Septem-
                                ber  30,     ber  30,     ber  30,     ber  30,
                                   2001         2000         2001         2000
-------------------------------------------------------------------------------
Cash provided by (used in)
Operating Activities
  Net loss for the period    $  (14,437)  $  (16,972)  $  (42,215)  $ (100,988)
  Items not involving cash
    Depreciation                  6,503        4,449       19,219       19,468
  (Gain) loss on sale of
    fixed assets                 (5,713)       2,783       (5,713)       2,783
  Amortization of deferred
    compensation cost                 -        8,333            -       32,833
  Deferred income taxes           9,723      (14,076)        (255)     (69,616)
  (Increase) decrease in assets
  Accounts receivable           (10,775)     (29,615)     182,674      155,521
  Income taxes refundable             -         (110)           -        5,564
  Inventory                    (114,690)      31,023      (70,894)     (70,089)
  Prepaid expenses               13,182       13,391      (24,567)      (3,089)
  Increase (decrease) in
    liabilities
  Accounts payable               64,662      (61,398)     (31,262)     (81,906)
  Accrued liabilities             5,128        2,498      (35,415)         143
  Income taxes payable                -      (10,883)           -            -
                             --------------------------------------------------
                                (46,417)     (70,577)      (8,428)    (109,376)
                             --------------------------------------------------

Investing Activity
  Proceeds on sale of fixed
    assets                       18,526            -       18,526            -
  Purchase of fixed assets         (148)     (12,948)     (21,799)     (68,312)
                             --------------------------------------------------
                                 18,378      (12,948)      (3,273)     (68,312)
                             --------------------------------------------------

Financing Activities
  Increase (decrease) in
    bank indebtedness               983       31,125       (2,919)      31,125
  Repayment of loans                445       (3,557)      (6,481)     (18,595)
  Repayment of notes payable         11           69       (3,250)     (20,382)
  Share capital issued                -            -            -      181,600
                             --------------------------------------------------
                                  1,439       27,637      (12,650)     173,748
                             --------------------------------------------------

Decrease In Cash During
  the period                    (26,600)     (55,888)     (24,351)      (3,940)
Effect of Foreign Currency
  on cash                          (737)      (2,236)         551       (8,490)
Cash, beginning of period        44,096       69,601       40,559       23,907
                             --------------------------------------------------
Cash, end of period          $   16,759   $   11,477   $   16,759   $   11,477
===============================================================================

Supplemental Information
  Interest paid              $    2,452   $    3,179   $    9,045   $    9,476
  Income taxes received               -          (96)           -       (5,674)
  Stock options issued                -            -            -       39,000
===============================================================================

   The accompanying notes are an integral part of these financial statements.

===============================================================================

                                                             Megapro Tools, Inc.
                              Notes to Consolidated Interim Financial Statements
                                                          (Stated in U.S. Funds)
                                                                     (Unaudited)
September  30,  2001
-------------------------------------------------------------------------------

1.     Basis  of  Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading.

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

The Company has entered into an exclusive North American licence agreement with the patent holder of a retracting cartridge type screwdriver. This licence agreement gives the Company unrestricted use of the patent in Canada and the United States until November 8, 2005. The Company's wholly owned subsidiaries, Mega Tools USA, Inc. and Mega Tools Ltd. manufacture and market the drivers to customers in the United States and Canada. The Company believes the accompanying unaudited consolidated interim financial statements contain all adjustments (consisting of only those which are normal and recurring in nature) necessary to present fairly, the financial position of the company as of September 30, 2001 and the results of operations and cash flows for the periods ending September 30, 2001 and 2000, respectively.

===============================================================================

                                                             Megapro Tools, Inc.
                              Notes to Consolidated Interim Financial Statements
                                                          (Stated in U.S. Funds)
                                                                     (Unaudited)
September  30,  2001
-------------------------------------------------------------------------------

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


                                 Three Months Ended        Nine Months Ended
                                Septem-      Septem-      Septem-      Septem-
                                ber  30,     ber  30,     ber  30,     ber  30,
                                   2001         2000         2001         2000
                             --------------------------------------------------
United States:
  Assets                     $   584,982  $   540,104  $   584,982  $   540,104
  Sales                          176,451      223,856      632,839      624,477
  Capital expenditures              (343)      10,295         (343)      48,620
  Depreciation                     1,898        1,669        5,700        3,420
                             ==================================================

  Gross profit               $    68,054  $    83,076  $   227,440  $   233,912
  Corporate expense               38,384      108,966      225,716      346,897
  Other income                   (16,296)     (14,975)     (20,974)     (21,895)
                             --------------------------------------------------

  Segment income (loss)
    before income taxes           45,966      (10,915)      22,698      (91,090)
  Income taxes (recovery)         11,734       (2,296)       2,005      (36,632)
                             --------------------------------------------------

Segment net income (loss)    $    34,232  $    (8,619) $    20,693  $   (54,458)
                             ==================================================


Canada:
  Assets                     $   294,339  $   454,386  $   294,339  $   454,386
  Sales                           76,235      141,319      325,781      414,296
  Capital expenditures               195        2,653       22,142       19,692
  Depreciation                     4,605        2,780       13,519       16,048
                             ==================================================

  Gross profit               $    27,506  $    43,642  $    79,823  $   139,324
  Corporate expenses (net)        77,723       69,730      146,488      209,826
  Other (income) expense             463        5,018       (1,497)       9,012
                             --------------------------------------------------

  Segment income (loss) before
    income taxes             $   (50,680) $   (31,106)     (65,168)     (79,514)
  Income tax recovery             (2,011)     (22,753)      (2,260)     (32,984)
                             --------------------------------------------------

Segment net loss             $   (48,669) $    (8,353) $   (62,908) $   (46,530)
                             ==================================================

===============================================================================

                                                             Megapro Tools, Inc.
                              Notes to Consolidated Interim Financial Statements
                                                          (Stated in U.S. Funds)
                                                                     (Unaudited)
September  30,  2001
-------------------------------------------------------------------------------

3.     Segmented  Information  (continued)


                                 Three Months Ended        Nine Months Ended
                                Septem-      Septem-      Septem-      Septem-
                                ber  30,     ber  30,     ber  30,     ber  30,
                                   2001         2000         2001         2000
-------------------------------------------------------------------------------
Total:
  Assets                     $   879,321  $   994,490  $   879,321  $   994,490
  Sales                          252,686      365,175      958,620    1,038,773
  Capital expenditures              (148)      12,948       21,799       68,312
  Depreciation                     6,503        4,449       19,219       19,468
                             ==================================================

  Gross profit               $    95,560  $   126,718  $   307,263  $   373,236
  Corporate expenses             116,107      178,696      372,204      556,723
  Other income                   (15,833)      (9,957)     (22,471)     (12,883)
                             --------------------------------------------------

  Loss before income taxes        (4,714)     (42,021)     (42,470)    (170,604)
  Income taxes (recovery)          9,723      (25,049)        (255)     (69,616)
                             --------------------------------------------------

  Net loss                   $   (14,437) $   (16,972) $   (42,215) $  (100,988)
                             ==================================================


                                           September 30,          December 31,
                                                   2001                  2000
                                           ------------------------------------
Fixed Assets And Other Assets:
  Canada                                  $     163,546          $     176,460
  U.S                                            52,040                 58,082
                                           ------------------------------------

                                          $     215,586          $     234,542
                                           ====================================

===============================================================================

                                                             Megapro Tools, Inc.
                                      Notes to Consolidated Financial Statements
                                                          (Stated in U.S. Funds)
                                                                     (Unaudited)
September  30,  2001
-------------------------------------------------------------------------------

4.     Loans  And  Notes  Payable

                                                    September 30,   December 31,
                                                            2001           2000
                                                    ----------------------------
Payable to a stockholder of the Company, unsecured,
  with quarterly payments of interest only at
  10.25% per annum, matures October 1, 2002        $     60,184   $     66,689

Bank of Montreal, collaterialized by a collateral
  first mortgage on the Company's real estate,
  repayable $792 monthly plus interest at bank
  prime lending rates plus 1.5% per annum, due on
  demand with an agreed upon repayment schedule          31,676         27,509

Bank of Montreal, repaid during 2001                          -         12,484
                                                    ----------------------------

                                                          91,860        106,682
Less current portion                                      31,676         39,993
                                                    ----------------------------
                                                    $     60,184   $     66,689
                                                    ============================

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

We are planning on spending approximately $500,000 over the next twelve months on implementing our business plan to expand sales of our screwdriver products to the retail market. This expansion will include the launch of our new "Multi Q-C" quick-connect screwdriver and our "Power2Bits" double ended screwdriver bits. These expenses will have a material impact on our results of operations and financial condition for future periods. We anticipate that our operating expenses will increase and earnings will decrease initially as we incur these additional expenses.

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

RESULTS  OF  OPERATIONS

Revenue

Net revenues decreased slightly to $958,620 for the nine months ended September 30, 2001 from $1,038,773 for the nine months ended September 30, 2000. We experienced a decrease in revenues primarily due to a decrease in sales of our products in Canada. Revenues from sales in the United States increased to $632,839 from $624,477 during this period, while revenues from sales in Canada decreased to $325,781 from $414,296. While we experienced an increase in customers in the United States, we experienced an off-setting decrease in sales to established customers that we consider is attributable to the general economic slow-down. The decrease in sales in Canada was attributable to a decrease in sales to Home Depot Canada and to a general economic slow-down in Canada. We withdrew sales of our screwdriver products to Home Depot Canada in the third quarter of 2001. We are attempting to increase revenue in by launching additional products, including our "Multi Q-C" screwdriver incorporating a quick-connect coupler and our "Power2Bits" double ended screwdriver bits with grooves for power tools. Any increased revenue from these new products would not be realized until the first quarter of 2002. There is no assurance that these additional products will enable us to increase our revenues. We anticipate that we will not earn any revenues during the fourth quarter from sales by Jore Corporation due to the fact that Jore Corporation remains in Chapter 11 bankruptcy proceedings at present.

Costs  of  Goods  Sold

Cost of goods sold decreased marginally to $651,357 for the nine months ended September 30, 2001 from $665,537 for the nine months ended September 30, 2000. The decrease in cost of goods sold is attributable in part to a decrease in sales during the third quarter of 2001. The decrease in our revenues exceeded the decrease in our costs of goods sold with the result that our gross profit decreased to $307,263 for the nine months ended September 30, 2001 from $373,238 for the nine months ended September 30, 2000, representing a decrease of $65,975. Cost of goods sold as a percentage of sales increased to 67.9% for the nine months ended September 30, 2001 from 64.1% for the nine months ended September 30, 2000. This increase is attributable primarily due to an increase in assembling and packaging costs. This increase has resulted as we have been imprinting drivers for more of our customers and we have been absorbing this cost. We continue to evaluate means of reducing cost of goods sold by having certain components of our screwdriver products manufactured by non-U.S. manufacturers. However, we have not implemented non-U.S. manufacturing as of this date.

General  and  Administrative  Expenses

General and administrative expenses decreased to $372,204 for the nine months ended September 30, 2001 from $556,723 for the nine months ended September 30, 2000, representing a decrease of $184,519. The largest component of the decrease in general and administrative expenses is the decrease in accounting and legal costs to $48,934 for the nine months ended September 30, 2001 from $129,161 for the nine months ended September 30, 2000, representing a decrease of $80,227. We incurred higher accounting and legal costs in the first nine months of 2000 due to completion of our audited financial statements and the preparation for our filing of a registration statement with the United States Securities and Exchange Commission. These audited financial statements have been completed and our registration statement is effective. However, we continue to incur accounting and legal costs in connection with our being a reporting company under the Securities Exchange Act of 1934. The second largest component of the decrease in general and administrative expenses was a decrease in wages and benefits paid. Wages and benefits were $218,541 for the nine months ended September 30, 2001 compared to $278,888 for the nine months ended September 30, 2000, representing a decrease in wages in benefits of $60,347. The reduction in wages and benefits was the result of a reduction to our Surrey, British Columbia staff by two full time employees in the second quarter of 2001. We have delayed the hiring of an office manager until such time as we achieve additional financing and pursue our plan of operations to expand our current business. We anticipate that our expenses will increase during the fourth quarter of 2001 and the first quarter of 2002 as we undertake the product launch of our new "Multi Q-C" screwdriver and "Power2Bits" screwdriver bits.

Income  Before  Income  Taxes

We incurred a loss before income taxes in the amount of $42,470 for the nine months ended September 30, 2001, compared to a loss before income taxes of $170,604 for the nine months ended September 30, 2000. The decrease in our loss before income taxes in the amount of $128,134 is primarily attributable to the decrease in our general and administrative expenses in the amount of $184,519, net of the decrease in our gross profit of $65,973.

Income  Tax  Recoveries

Income taxes recoveries were $255 (0.6% of loss before income taxes) in the third quarter of 2001 as compared to $69,616 (40.8% of loss before income taxes) in the third quarter of 2000. [Differences between the effective rate and the statutory rate resulted from a valuation allowance provided for Canadian discounted tax assets and permanent differences between accounting and taxable income as a result of non-deductible expenses
Net  Income

We incurred a loss after income taxes in the amount of $42,215 for the nine months ended September 30, 2001, compared to a loss after income taxes of $100,988 for the nine months ended September 30, 2000. The decrease in our net loss in the amount of $58,773 is primarily attributable to our decreased general and administrative expenses, net of the decrease to our gross profit.

FINANCIAL  CONDITION

Liquidity  and  Capital  Resources

Our cash position was $16,759 on September 30, 2001, compared to $40,559 on December 31, 2000. Our working capital position was $321,684 on September 30, 2001, compared to $361,172 on December 31, 2000.

Net cash used in operating activities was $8,428 for the nine months ended September 30, 2001, compared to net cash used in operating activities of $109,376 for the nine months ended September 30, 2000. The decrease in cash used by operating activities was primarily the result of a decrease in net loss to $42,215 for the nine months ended September 30, 2001, compared to a net loss of $100,988 for the nine months ended September 30, 2000.

Net cash used for investment activities was $3,273 for the nine months ended September 30, 2001 compared to $68,312 for the nine months ended September 30, 2000. Net cash used in investment activities consisted exclusively of property and equipment purchases, net of property and equipment sales.

Net cash used in financing activities was $12,650 for the nine months ended September 30, 2001, compared to net cash provided by financing activities of $173,748 for the nine months ended September 30, 2000. The cash used in financing activities was attributable to the repayment of current portions of our current long term indebtedness, including our bank indebtedness, during the nine months ended September 30, 2001. Cash provided by financing activities for the nine months ended September 30, 2000 was primarily attributable to sales of our common stock.

Historically, we have funded our business operations primarily from net operating income. We have also relied on loans from the Bank of Montreal and Mr. Robert Jeffery, one of our shareholders, and sales of our common stock to fund business operations.

We obtained a fixed loan from the Bank of Montreal in 1998. This loan is payable on demand with an agreed upon repayment schedule requiring payments of $792 per month, plus interest at the bank's funding rates, plus 1.5% per annum. The principal amount of the outstanding loan was $31,676 as at September 30, 2001, compared to $27,509 as at December 31, 2000. We repaid a further loan with the Bank of Montreal that was secured by the Company's vehicle during the third quarter. The principal amount of this outstanding loan was $12,484 as at December 31, 2000 and has been repaid in full.

Mr. Robert Jeffery, one of our shareholders, has advanced us unsecured loans at an interest rate of 10.25% per annum. The loans are repayable in full on October 1, 2002. Until maturity, we are required to make quarterly payments of interest to Mr. Jeffery. The principal amount of this loan was $60,184 as at September 30, 2001, compared to $66,689 as at December 31, 2000.

We did not complete any sales of our common stock during the first nine months of 2001.

Plan  of  Operations

We anticipate that we will require additional funding in the amount of approximately $500,000 over the next twelve-month period in connection with our planned expansion into the retail market and our new product launches. These expenses will be comprised primarily of increased marketing expenses and inventory acquisition costs. If we are successful in securing increased orders for the retail market, then we will be required to substantially increase our inventory prior to realization of sales. This increase in inventory will require additional funding in excess of cash provided from our current operations.

We plan to finance our expansion into the retail market and our new product launches using both revenues from existing operations and equity financings. We anticipate that funds from equity financings would be raised from private placement sales of our common stock.

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

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     None

Item  2.  Changes  in  Securities

We granted options to purchase an aggregate of 50,000 shares of our common stock to two of our employees on October 16, 2003. Each option is exercisable at a price of $1.50 US per share for a two year term expiring October 16, 2003. The options vest as follows: (i) 25% upon grant; (ii) 25% on April 16, 2002; (iii) 25% on October 16, 2002; and (iv) 25% on April 16, 2003. All options were granted under our 2001 stock option plan.


Item  3.  Defaults  upon  Senior  Securities

     None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     None

Item  5.  Other  Information

     None

Item  6.  Exhibits  and  Reports  on  Form  8-K.


EXHIBITS

Exhibit  99.1     Risk  Factors


REPORTS  ON  FORM  8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


Date:     November  9  ,  2001


MEGAPRO  TOOLS  INC.


By:              /s/ NEIL MORGAN
                --------------------------------
                NEIL  MORGAN,
                President, Secretary and Treasurer