Form 10KSB
period 2001-12-31
MEGAPRO TOOLS INC
filed 2002-04-01
CIK 1107206

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark  One)
[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

        For  the  fiscal  year  ended  DECEMBER  31,  2001

[ ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

        For  the  transition  period  from  _____  to  _____

COMMISSION  FILE  NUMBER:  333-40738

                               MEGAPRO TOOLS INC.
                               ------------------
                 (Name of small business issuer in its charter)

NEVADA                                            91-2037081
------                                            ----------
(State  or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification  No.)
---------------------------------                 --------------------

#5 - 5492 Production Boulevard
Surrey, British Columbia     V3S  8P5
(Address of principal executive offices)          (Zip Code)
----------------------------------------          -----------

604-533-1777
-------------------------
Issuer's telephone number


Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  NONE.
                                                                        -----

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE.
                    -----------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  [X]  No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $1,255,515

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in
Rule 12b-2  of  the  Exchange  Act.)  $2,327,025  as  of  March  20,  2002
----------

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date.   7,178,100 Shares of Common Stock as
of  March  19,  2002

Transitional  Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

OVERVIEW

We are in the business of designing, manufacturing and marketing a line of multi-bit screwdrivers known as the Megapro screwdrivers. We are currently expanding our line of screwdriver products to include a Megapro Multi Quick-Change screwdriver, a Megapro cordless electric screwdriver and a line of Power2Bits screwdriver bits.

Our screwdriver products are unique screwdrivers that incorporate a patented retracting cartridge that can hold multiple screwdriver bits. We are licensed to sell our screwdriver products incorporating this patented cartridge design in the United States and Canada. We have designed our screwdriver products to offer enhanced functionality, productivity and ease of use in comparison to competing products manufactured by competitors.

We currently sell our screwdriver products to both the industrial and commercial tools market and the retail tools market in both the United States and Canada. Our primarily business objectives are to:

     (a) expand sales of our existing Megapro screwdriver products to the retail market; and

     (b) generate sales of our newly developed Megapro Multi Quick-Change screwdriver product, our Megapro cordless electric screwdriver product and our Power2Bits screwdriver bit products in both the commercial and retail markets.

CORPORATE  ORGANIZATION

We were incorporated in December, 1998 under the laws of the state of Nevada. We conduct our business operations through our two wholly owned subsidiaries, Mega Tools Ltd. and Mega Tools USA, Inc. We acquired each of Mega Tools Ltd. and Mega Tools USA, Inc. on September 30, 1999. Prior to September 30, 1999, Mega Tools USA, Inc. was operated as a subsidiary of Mega Tools Ltd.

We acquired Mega Tools Ltd. from Ms. Maria Morgan, Envision Worldwide Products Ltd., Mr. Robert Jeffery, Mr. Lex Hoos and Mr. Eric Paakspuu in exchange for the issue of 6,200,000 restricted shares of our common stock. We acquired Mega Tools USA, Inc. from Mega Tools Ltd. in exchange for the payment of $340,000, which was satisfied by the issue of a demand promissory note by us to Mega Tools Ltd. Our acquisition of Mega Tools USA, Inc. was completed immediately prior to our acquisition of Mega Tools Ltd. We had no business assets prior to the acquisition of Mega Tools Ltd. and Mega Tools USA.

Mega Tools Ltd. was incorporated as a British Columbia, Canada on January 7, 1994. Mega Tools USA, Inc. was incorporated under the laws of the State of Washington on April 18, 1994.

INDUSTRY  OVERVIEW

Our screwdriver products are hand tools that are sold in the industrial, commercial and retail markets.

Industrial  and  Commercial  Tools  Market

The industrial and commercial tools market for our screwdriver products is the market where the professional tradesman purchases his tools and supplies. The market includes electrical, plumbing, industrial and contractor supply stores. Sales of screwdriver products to the industrial and commercial market are through established industrial tool distributors.

Retail  Tools  Market

The retail market for our screwdriver products is characterized by large, nation-wide retailers and big box home center stores. These retailers include companies such as Home Depot, Sears, Truserve, Ace Hardware, Target and WalMart. The consumers who purchase hand tool products from these retailers include both professional tradesmen and home consumers. We estimate that sales of screwdriver products to this retail market are approximately ten times the number of sales of screwdriver products to the industrial and commercial tools market.

We believe that the retail tools market has changed dramatically in recent years with the emergence of large home center stores owned by nation wide retailers. Management believes that these large home center stores offer us a significant business opportunity because they typically limit their purchases of hand tools products to a few leading national brands and promote their own store brands in order to promote customer loyalty. Our objective is establish sales of our screwdriver products in these large home center stores by both: (a) establishing our MegaPro screwdriver products as a leading brand of screwdriver products; and
(b) selling our products under the retailer's own brand name through private branding.

MEGAPRO  SCREWDRIVER  PRODUCTS

We currently have three distinct types of Megapro screwdriver products, as follows:

1.     a  line  of  conventional  Megapro  multi-bit  screwdrivers;

2.     a  newly  developed  Megapro  cordless  electric  screwdriver;  and

3.     a  line  of  patented  double ended screwdriver bits known as Power2Bits.

These  product  lines  are  summarized  below.

Conventional  Screwdriver  Product  Lines

We have designed and developed three lines of MegaPro screwdriver products based on the patented retractable cartridge mechanism. Each line of our conventional screwdriver products feature a quick-change screwdriver bit system that enables the user to quickly and easily change screwdriver bits for various applications. Each screwdriver is sold complete with industrial quality screwdriver bits that are housed in the retractable cartridge mechanism. The retractable cartridge mechanism is stored in the handle of the screwdriver and is easily accessed by the user. Our screwdriver products also incorporate a palm saving rotating cap and a rotating balance point collar in order to enhance the functionality and ease of use of our products in comparison to competing products manufactured by competitors.

We have received two prestigious design awards for our MegaPro screwdriver products. In 1998, we received the Northwest Design Invitational Award from the Industrial Designer's Society of America. In 1997, we received the Design Effectiveness Award from the Financial Post magazine (Canada).

Our  conventional  Megapro  screwdriver  products  include  the  following.

1.     MegaPro  15  in  1  Screwdriver
       -------------------------------

Our principal product is the MegaPro 15 in 1 screwdriver. This is our core product line and was our original product. This line of screwdriver product features seven double-ended screwdriver bits that are stored in the patented retractable cartridge. We have developed numerous variations of this product line in order to sell to distinct markets such as the automotive market and the electrical supply market. As an example, the version of the MegaPro 15 in 1 screwdriver for the automotive market includes specialized bits that are commonly used in the automotive/ auto-parts industry. We have also developed a version of the MegaPro 15 in 1 screwdriver that incorporates bits for tamper-proof screws that are used in commercial building to prevent theft and vandalism.

2.     MegaPro  Multi  Quick-Change  Screwdriver  (the"Megapro  Multi  Q-C")
       ---------------------------------------------------------------------

We have completed the development of our Megapro Multi Q-C screwdriver. This product is marketed as a "Quick-Change" screwdriver as the screwdriver incorporates a locking quick change coupler that will accept all inch hex power grooved bits and power tool accessories. This line of screwdriver product also features seven double-ended Power2Bits that are stored in the patented
retractable  cartridge.   This  product  is  made  in  the  United  States.

We are currently undertaking marketing and sales efforts in order to introduce the Megapro Multi Q-C screwdriver to the United States and Canadian retail and industrial/ commercial markets. We anticipate that this screwdriver product may become our primary conventional screwdriver product if the anticipated sales are realized.

3.     MegaPro  8  in  1  Screwdriver
       ------------------------------

We completed the introduction of the MegaPro 8 in 1 screwdriver product line in 1999 and started to achieve sales of this screwdriver product in September 1999. This screwdriver product is presently manufactured in Taiwan. The main features of this product line are: (a) the patented cartridge is loaded with seven single-ended bits, as opposed to double-ended bits; and (b) the screwdriver shaft has a magnet that will accept hex power tool accessories. The main advantage of this product line is that all inch hex power tool accessories will also work with the MegaPro 8 in 1 screwdriver. Hex power tools accessories include nut drivers, socket adapters and other power tool accessories. We anticipate that this MegaPro 8 in 1 screwdriver product will be superceded by our Megapro Multi Q-C screwdriver as the Megapro Multi Q-C offers greater functionality than this original product.

4.     MegaPro  15  in  1  Stainless  Screwdriver
       ------------------------------------------

We  completed  the  introduction  of  the  MegaPro 15 in 1 stainless screwdriver product line in 1999. The two main features of this product line are a stainless steel shaft and seven double-ended electroless nickel-plated bits. These two features give this line of screwdriver products excellent anti-corrosion qualities and permit use of the screwdriver products in salt-water environments. These characteristics make this product line ideal for the marine environment and for heavy outdoor use. The principal market for this product is the marine and boating industry.

Megapro  Cordless  Electric  Screwdriver

We have completed the design and development of our first Megapro cordless electric screwdriver products. These products consist of a stick type cordless electric screwdriver and a pistol style cordless electric screwdriver. Each screwdriver incorporates our patented quick-change screwdriver bit system that enables the user to quickly and easily change screwdriver bits for various applications. Each screwdriver will include seven double ended Power2Bits screwdriver bits. The initial bit selection available for these two screwdrivers will be a combination of screwdriver and drill bits. We will market these products to the retail consumer as being products that enable the consumer to work on projects around the home much faster and simpler.

We plan to complete an initial production run of this product in March 2002 and our first full-scale production run in April 2002. We have had preliminary discussions with large retailers regarding introduction of our cordless electric screwdrivers. Our objective is to secure large orders for these screwdrivers for delivery into retail stores for the important fourth quarter buying season. We plan to support this product introduction with a infomercial broadcast nation-wide in the United States. This infomercial is currently in the pre-production stage and we are plann7ng airing the information in the fourth quarter of 2002 to coincide with the Christmas buying season.

Power2Bits

We have recently announced the commercial introduction of ours new patented double ended Power 2 Bits screwdriver products. These screwdriver bits are compatible with all of the major brands of power tools, including power tools manufactured by Black & Decker, Makita, Bosch and Dewalt. These Power2Bits are also incorporated into our newly developed Megapro Multi Q-C screwdriver product. Power 2 bits will be included as a standard accessory in Megapro's new cordless power tool line that was announced last month.

The Power 2 Bits have been designed to be used with almost any power screwdriver that uses standard 1/4 hex accessories. These products are the first and only three-way power bits on the market today. They do not require any special tools to be utilized, only a standard chuck. They also can be used in any power tool that uses a rapid load or quick connect coupler to lock in its accessories. We plan to sell and private brand these new Power2Bits to leading retailers like Sears, Home Depot, Lowes Walmart, Ace Hardware, and Menards. The majority of screwdriver bits sold through retail and industrial tool outlets are single ended. These new double-ended bits give the consumer two screwdriver bits in one accessory, which is much more versatile than a standard single ended bit. Power2Bits are manufactured to the North American ANSI standard and are rated 59-62 Rockwell hardness.

Products  Under  Development

We are continually researching the development of new lines of screwdriver products and variations of our existing lines in order to preserve and expand our sales. These products include the following:

1. We are presently in the process of designing a stubby screwdriver that is shorter and more compact than our regular MegaPro 15 in 1 screwdriver. This screwdriver is planned to include eight distinct screwdriver bits and will be designed for applications where the user has limited space. We have two alternative development strategies for this proposed product. We may complete the design and manufacture of the screwdriver ourselves. If we completed the design ourselves, we would be able to incorporate our own design for the screwdriver body, but we would incur all design and development expenses.
Alternatively, we may acquire a stubby screwdriver body from a third-party manufacturer. This alternative would enable us to complete development at a lower cost and in a quicker period of time, but would not enable us to incorporate our own design for the screwdriver body.

2. We are investigating new and innovative ways in which to use the patented cartridge design in other tool products. For example, we are evaluating the development of a retractable cartridge bit storage product.

3. We are investigating the expansion of our product line by developing and marketing various accessories for our current lines of screwdriver products. For example, we are evaluating the introduction of products such as tool holsters, replacement and accessory bit packs and magnetizer/ demagnetizer products. These proposed products are in the conceptual stage, and we have not proceeded with the design of prototypes of these proposed products.

The introduction of any new product lines will depend on many factors, including:

(a)     the  results  of  our  development  efforts;

(b)     the  perceived  market  acceptance  of  any  new  products;

(c)     the  acceptance  of  new  products  by  our  distributors;

(d)     our  financial  ability  to  manufacture  and  sell  new  products.

Accordingly,  we  can  provide  no  assurance  to  investors  that  we will ever commercially  manufacture  and  sell  any  of  the  products  presently  under
development.   We  can  also  provide  no  assurance  that  if  we
attempt to commercially manufacture and sell any new products, we will be able to achieve commercial acceptance and sell any of these potential products.

LICENSE  RIGHTS

We manufacture our MegaPro screwdriver products under license from Winsire Enterprises Corporation pursuant to four separate license agreements. The MegaPro screwdrivers incorporate a patented retractable cartridge design that allows for the storage of screwdriver bits and drill bits. The patent on the retractable cartridge design is owned by Winsire and is registered in the name of Winsire under Canadian Patent Number 2,084,270 and United States Patent Number 5,265,504. Both the United States and Canadian patents expire in 2012. Winsire has also obtained patent protection in twelve countries in addition to Canada and the United States.

Our license agreements with Winsire give us the exclusive right to manufacture and sell screwdrivers incorporating the patented retractable cartridge mechanism within North America. The license agreements are comprised of two separate agreements between Winsire and Mega Tools, Ltd, our Canadian subsidiary and two separate license agreements between Winsire and Mega Tools USA, Inc., our United States subsidiary. The license agreements with Mega Tools USA, Inc. governs sales of our MegaPro screwdriver products in the United States Market. The license agreements with Mega Tools, Ltd. govern sales of our MegaPro screwdriver products in the Canadian market. Each of Mega Tools, Ltd. and Mega Tools USA, Inc. is a party to a license agreement for national accounts and a license agreement for regular accounts. The license agreements for national accounts apply to sales of our MegaPro screwdriver products to specific national retail outlets that are listed in each national accounts license agreement. The license agreements for regular accounts apply to all other sales.

We pay a royalty to Winsire for each of our screwdriver products sold based on whether the sale was made under a national accounts license agreement or a regular account license agreement. For sales through a national account license agreement, we are required to pay to Winsire a royalty equal to $0.30 for each screwdriver product sold, subject to adjustment for inflation. For sales through a regular account license agreement, we are required to pay to Winsire a royalty equal to $0.45 for each screwdriver product sold, subject to adjustment for inflation, which is manufactured within the United States or Canada. For products manufactured outside of the United States or Canada, the royalty will equal $0.40 for each screwdriver product sold for the first 100,000 units sold, and $0.30 for any units sold in excess of 100,000 units. The per unit royalty amounts will increase in each subsequent year of each license agreement, commencing November 9, 2001, by an amount equal to the percentage increase in the consumer price index for Vancouver, British Columbia. The license agreements require a minimum aggregate royalty payment under all four agreements of a minimum of $150,000 in each year, subject to adjustment for inflation. Accordingly, if the amount of royalty paid under all license agreements on a per unit basis is in aggregate less than $150,000, then we are required to make a payment of the amount by which the royalty paid on a per unit basis falls short of $150,000. The minimum required amount of royalty payments for the year ending November 8, 2000 was $150,000. The minimum required amount of royalty payments for subsequent years, commencing November 9, 2001, will increase by the percentage increase in the consumer price index for Vancouver, British Columbia.

The term of each license agreement will expire on November 8, 2005, however we have the right to extend the term of each license agreement until December 1, 2032. Our option to extend the license agreements is subject to our paying to Winsire renewal maintenance fees in the amount of $25,000 on November 8, 2002, $30,000 on November 8, 2003 and $35,000 on November 8, 2004. If we renew the license agreements, then the "per unit" royalty payable under each license agreement will continue to increase annually on the basis of the increase in the consumer price index for Vancouver, British Columbia. The license agreements will continue to require a minimum royalty payment that will be equal to $150,000 in aggregate for all four license agreements for the years ending on November 8, 2006 through November 8, 2012 and $50,000 for the years ending on December 1, 2012 through December 1, 2032. All minimum royalty payments will continue to be subject to adjustment for inflation.

Our license agreements with Winsire acknowledge that Winsire is the owner of all moulds that are used to manufacture the retractable cartridge components used in our screwdriver products. In the event that the licence agreements are terminated for any reason, Winsire will reimburse us for our contribution to the moulds in amount equal to the invoiced cost less 10% per annum for depreciation. We are obligated under the license agreement to use one of two manufacturers for the manufacture of the retractable cartridge components, as directed by Winsire.

Winsire is also the owner of the trademarks Megapro, Megapro 15 in 1 and Megapro 16 In 1. These trademarks are licensed to us under the license agreements. We are obligated to apply the trademark to all screwdriver products that we manufacture. The license of the trademark is for the term of the license agreements.

Sub-License  to  Jore  Corporation

We entered into two sub-license agreements with Jore Corporation and Winsire in 2000 in which we granted to Jore Corporation a sub-license of our Canadian and US national accounts license agreements. Under these agreements, Jore Corporation has the non-exclusive right to manufacture our screwdriver products in North America and an exclusive right to sell our screwdriver products to a number of the national account retail outlets. The national account retail outlets will initially include Sears, Sears Canada and Home Depot but may be extended by agreement in writing to include additional national account retail outlets. Jore Corporation will pay to us a unit royalty per screwdriver product, subject to the payment of a minimum annual royalty payment. The minimum annual royalty payment would be $30,000 for the first year and $60,000 in each subsequent year of the term of the agreement. The term of our agreement with Jore Corporation will expire on December 1, 2012, subject to earlier termination of our head license agreements with Winsire. The minimum annual royalty payment is subject to increase in the event that a national account customer produces and airs a video promotional informercial in the U.S. national cable market. The minimum annual royalty payment will equal $60,000 for the first year and $120,000 in each subsequent year if an informercial is broadcast, provided that the minimum royalty payment will be adjusted pro rata according to the number of days in each year during which the infomercial is broadcast. Under these agreements, we and Winsire retain the right to purchase screwdriver products manufactured by Jore Corporation at Jore Corporation's most favorable price, less the applicable unit royalty.

Jore Corporation announced on May 22, 2001 that it has filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Code"). Jore Corporation is a debtor-in-possession under the Code and is authorized to operate its business in the normal course, but is not able to enter into transactions outside the normal course of business without court approval. The filing under the Code entitles us to terminate our sub-license agreements with Jore Corporation, at our election. We have not yet terminated these sub-license agreements; however we may choose to terminate at a later date in accordance with our rights under the license agreements. If we elect to terminate these sub-license agreements, then we plan to market manufacture and market our products directly to Sears, Sears Canada and Home Depot or we may enter into an alternate sub-license arrangement. However, we will not receive the royalties payable by Jore Corporation if we terminate the sub-license agreements. We earned net royalties from sales completed by Jore Corporation in the amount of $55,870 during the year ended December 31, 2000 and $31,643 during the year ended December 31, 2001. These net royalty amounts are net of royalties paid by us to Winsire Enterprises as a result of the sales completed by Jore Corporation.

INTELLECTUAL  PROPERTY

Our ability to compete effectively depends in part on the protection of our license patent and trademark, each of which is used in the design, marketing and sales of our screwdriver products. We can provide no assurance to investors that the patents and trademark licensed by us will not be challenged, invalidated, or circumvented by other manufacturers.

Our patent license agreements with Winsire Enterprises Corporation obligate us to maintain a diligent watch for any possible infringements of the patents. If we detect any potential infringement, then we are obligated to notify Winsire. We are authorized under the license agreements to take appropriate legal action to restrain such infringement, subject to notification of Winsire. Winsire will pay half of the expense of the required legal action, subject to a maximum liability of $35,000.

RESEARCH  AND  DEVELOPMENT

Since the screwdriver is produced under a patent license, we work with Winsire Enterprises Corporation, the owner of the patent, to do research and development activities. We do not pay any additional amount above the agreed upon license fee for any research and development work completed by Winsire. We do not have any estimate of the amount spent by Winsire on research and development for our products.

We receive the benefit of any improvements to our products made by Jore Corporation, as provided in the sub-license agreement between us and Jore. We do not pay Jore any compensation for any improvements and Jore is not obligated to make any improvements.


No portion of our research and development expenses is borne directly by our customers.

MANUFACTURE  OF  THE  MEGAPRO  SCREWDRIVER  PRODUCTS

We presently do not have any manufacturing facilities. Our MegaPro screwdriver products are manufactured and assembled under contract by outside manufactures. The majority of our products are manufactured in and around South Bend, Indiana by various manufacturers. We do not have any exclusive arrangements or long term manufacturing agreements with our manufacturers.

Our  principal  suppliers:

     (a) Delta Machining Inc. of Michigan, USA provides metal shafts for our screwdriver products;

     (b) SPI Industries of Indiana, USA provides plastic-injected molded parts for our screwdriver products;

     (c) Proto-Print Inc. of Indiana, USA provides assembly, imprinting and packaging for our screwdriver products;

     (d) Loh Torng Hardware, Machine Co. Ltd. of Taiwan provides screwdriver bits for our screwdriver products.

MARKETING  AND  DISTRIBUTIONS

We market our products to two very separate and distinct markets; the industrial and commercial tools market and the national retail tools market.

Industrial  and  Commercial  Tools  Market

We sell our screwdriver products to the industrial and commercial tools market both in the United States and Canada. The majority of our sales are in the United States. Our sales are primarily to contractor suppliers, including industrial, fastening, electrical, plumbing, heating, ventilation, maintenance and air conditioning supply houses and distributors. Our largest customer is Cully Enterprises who account for more than 20% of our sales.

Our sales in the commercial and industrial tools markets have been accomplished by finding and establishing good relationships with industrial tool distributors and manufacturing sales representatives. Our marketing efforts consist of marketing and displaying our products at industrial trade shows every year. We attend, on average, approximately six major trade shows each year. We are a member in good standing with the Specialty Tool and Fastener Distributors Association. We plan to continue to attend various industrial trade shows every year as this activity has proven to be a successful marketing strategy for us.

We commenced sales of the MegaPro 15 in 1 screwdriver into the industrial and commercial market in Canada and the United States in 1994. We expanded our product line in the industrial and commercial market with the release of the tamperproof version of the MegaPro 15 in 1 screwdriver in 1997. Currently, sales of screwdriver products to the industrial and commercial tools market accounts for approximately 80% of our sales.

Retail  Market

Our products are marketed in the United States and Canada in a number of retail stores, including Sears and Home Depot. Currently, sales of screwdriver products to the retail tools market accounts for approximately 20% of our sales.

We marketed our screwdriver products to the retail market under the "Tim Allen Signature Tool Line" from late 1996 to 1999. The Tim Allen Signature Tool Line is marketed to retail consumers in Canada and the United States. Sales of products in the Tim Allen Signature Tool Line, however, did not meet our expectations. Accordingly, we are currently attempting to negotiate a different arrangement for marketing our screwdriver products under the "Tim Allen" name. We can provide no assurance, however, that we will be able negotiate a different arrangement or that any future amended arrangement will be successful in increasing sales.

We also market the patented retractable cartridge to Jore Corporation for use in a hybrid screwdriver manufactured by Jore that is sold to Sears for re-sale under the Craftsman brand name. We are paid a royalty by Jore Corporation for each of these screwdrivers that are sold by Jore to Sears. The hybrid screwdriver products are sold to the retail market.

GROWTH  STRATEGY

Our objective is to expand the sales of our MegaPro screwdriver products. Our growth and operating strategies include the following specific elements:


Maintaining  Our  Base  of  Sales  to the Industrial and Commercial Tools Market

We will continue our marketing and distribution efforts in order to maintain and expand sales of our screwdriver products to the industrial and commercial tools market. We will continue our membership with the Specialty Tools and Fastener Distributors Association and will continue to attend industry trade shows on a regular basis.

Increase  Sales  to  the  Retail  Market

We believe that we can translate the strong endorsement and acceptance we have received from professional tradesman into strong sales into the retail market. Accordingly, the primarily element of our plan to expand our sales is our planned expansion of sales to the retail market. We have a number of distinct strategies for increasing sales to the retail market.

Our primary strategy is to sell products directly to retailers. We believe that by saving the cost of a middleman, the resulting lower price of our products will translate into more sales to consumers. We intend to implement our strategy of selling products to retailers by establishing relationships directly with retailers. We plan to attend key industry trade conventions that are traditionally attended by major national retailers where we will exhibit our line of screwdriver products. In addition, we will attempt to establish relationships with the tool buying groups of major retailers so that we can make sales presentations to major retailers. Once we have established relationships with national retailers, we will then pursue contractual arrangements for the sale and marketing of our screwdriver products in retailers' stores. Sales of our screwdriver products may be under our MegaPro brand name or may be under the retailers' own brand name.

We are also attempting to establish strategic relationships and joint ventures with third parties for the expansion of sales of our products into the retail market. We have entered into our sub-licensing agreements with Jore that will enable our screwdriver products to be manufactured by Jore and sold to major retailers under the sub-license agreements. In addition, we are continuing to pursue an alternate agreement for the sale of our screwdriver products under the Tim Allen Signature Line brand name to two key national retailers in the United States. Our objective in pursuing these strategic relationships and joint ventures is to use the brand names, consumer recognition and established distribution networks of our potential partners in order to increase our sales to the retail market.

We are also attempting to sell products to retailers for private branding and re-sale under the retailer's brand names. We believe that a number of major retailers may be prepared to purchase our screwdriver products for branding with the retailers' brand names and resale through the retailers' stores. An example of sales to retailers for private branding is the sale of our retractable cartridge products by Jore to Sears under the "Craftsman" name owned by Sears. The advantage of private branding with major retailers is that we would not have to undertake the marketing of our screwdriver products. The marketing would be done by the retailer under his or her own name. This strategy lowers our costs of marketing our screwdriver products while being able to take advantage of a major retailer's large retail customer base.

Expand  our  Product  Line

We will continue to work towards the expansion of our product line by developing and marketing new products. We view the continued development of new products as being essential to our ability to maintain and attract new market share for our screwdriver products.

COMPETITION

We compete for sales of our screwdriver products with many established tool manufacturers who have significantly greater financial, technical, manufacturing, sales and marketing and support resources than we do. These competitors include American Tool, Coopers Industries, Inc., the Stanley Works, Enderes and Picquic. These competitors own well-known brands, enjoy large end-user bases and benefit from long-standing customer relationships. These competitors offer products that are similar to our screwdriver products or are different products with similar functionalities, such as cordless electric screwdrivers. Our strategy to compete with these established manufacturers is to design our screwdriver products to offer functionality, ease of use and performance that exceeds the functionality, ease of use and performance of products offered by our competitors.

In addition to having established recognition with consumers, many of our major competitors have established distribution relationships within the US and Canada. These established distribution relationships may make it difficult for us to open new relationships and enter into sales agreements with major national retailers. Retailers typically have a limited amount of shelf space available for screwdriver products. Accordingly, a decision by a retailer to sell our products may require that the retailer stop selling the screwdriver products of a competing manufacturer. We are attempting to establish relationships directly with national retailers with the objective of encouraging retailers to sell our screwdriver products along with or instead of products manufactured by our competitors.

We also compete for sales of our screwdriver products with lower-cost imported screwdriver products which are manufactured by foreign competitors. We believe that these products generally do not offer the features and quality of our screwdriver products but may be sold to consumers at prices that are significantly less than the prices that we are able to sell our screwdriver products. Our method of competing with these low cost manufacturers is to keep the quality of our screwdriver products high and to manufacture our screwdriver
products  in  the  United  States  whenever  possible.   We believe based on
our experience that purchasers of high-end screwdriver products will base their choice on quality over price and have a preference for products that are manufactured in the United States

We also face competition from manufacturers who are marketing and selling cordless electric screwdrivers. Cordless electric screwdrivers offer the added convenience of motor assisted drive; however, these products are generally sold at a significantly greater expense to the consumer than our screwdriver products. We are taking advantage in the growth of cordless electric screwdriver products by manufacturing a patented bit cartridge that would be incorporated into the design of a cordless electric screwdriver.

EMPLOYEES

As of March 20, 2002, we employed four full-time employees and two part-time employees. All of our employees are employed at our facility in Langley, British Columbia, Canada. No employees are covered by collective bargaining agreements, and we have never had a work stoppage.

RISK  FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Form 10-KSB and any other filings we may make with the United States Securities and Exchange Commission in the future before investing in our common stock. If any of the following risks occur, or if others occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

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

We are in the process of developing new products that are variations of our current line of screwdriver products. These new products include our cordless electric screwdriver product, our Multi Quick-Change screwdriver product and our line of Power 2 Bits screwdriver bits. Our future success will depend in part on our ability to generate consumer acceptance of these new products. We can provide no assurance that our distributors will accept our new products or that they will obtain market acceptance by the ultimate purchasers. Acceptance of our new products will depend on:

*     products  introduced  by  our  competitors;
*     the  success  of  our  marketing  efforts;
*     our  success  in  establishing  distributors  for  our  new  products; and
*     the  functionality,  quality  and  pricing  of  our  new  products.

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

If  We  Lose  Any  Of  Our  Large  Customers,  Our  Revenues Could Substantially
Decrease.

Most of our sales of screwdriver products are derived from a small number of customers. Sales to Cully Enterprises, our largest customer, accounted for 20.4% of our net revenues in 2001 and 16.3% of our net revenues in 2000. Sales to our second largest customer accounted for 10.9% of our net revenues in 2001. A significant decrease in sales to, or the loss of, any of our major customers would have a material adverse effect on our business prospects, operating results and financial condition, such as a substantial decline in revenues.

If We Fail To Develop New Distribution Channels, Then Our Revenue Growth May Be Diminished And Our Business And Financial Condition May Be Harmed.

We cannot ensure that we will be able to develop new distribution channels that will be required to penetrate the retail market or that this growth strategy will be implemented successfully. Our growth depends on our ability to develop new distribution channels in order to sell our product in the retail market.
The challenges that we face in developing new distribution channels will include:

*     Establishing  retail  consumer  recognition  of  our  products;

* Establishing new distribution arrangements with experienced distributors in the retail market;

*     Managing  existing  relationships  with  our  current  distributors;

* Displacing relationships that potential new distributors have with current product vendors.

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

Because The Morgan Family And Worldwide Envision Products Ltd. Control All Matters Requiring Shareholder Approval, There Is A Possibly That They May Cause The Company To Act Or Refrain From Acting In A Way That Is Inconsistent With The Best Interest Of Shareholders Other Than Themselves.

Mr. Neil Morgan, Mrs. Maria Morgan and Envision Worldwide Products Ltd. control all matters requiring shareholder approval. Mr. Neil Morgan, our president, secretary, treasurer and director, and his spouse,

Mrs. Maria Morgan, beneficially owned 4,017,600 shares of our common stock as at March 20, 2002, representing 55.9% of our outstanding common stock. Worldwide Envision Products Ltd. owned 1,537,600 shares of our common stock as at March 20, 2002, representing 21.4% of our outstanding common stock. Mr. Morgan, Mrs. Morgan and Envision Worldwide Products Ltd. have executed a shareholders agreement which provides that they will vote their shares of the Company such that the Board of the Directors of the Company will consist of three directors, two of whom are appointed by Mr. and Mrs. Morgan, and one of whom is appointed by Envision Worldwide Products Ltd. Accordingly, the Morgan Family and Envision Worldwide Products Ltd. will have the ability to elect all of the directors of the Board and will have the ability to approve or disapprove all significant corporate transactions to which we are a party. This control over all matters requiring shareholder approval could lead Mr. and Mrs. Morgan and Envision Worldwide Products to cause us to enter into agreements, take actions or refrain from taking action that is in their individual best interests, but not in the best interests of other shareholders.

If We Issue Additional Shares Of Our Common Stock In Order To Raise Additional Capital, Shareholder's Interests In The Company Will Be Diluted.

We anticipate that we will be required to raise additional equity and debt capital in order to expand our business operations. We have no additional equity or debt financing currently in place. Financings may not be available to us when needed for our expansion or, if available, may be on unfavorable terms. We anticipate that any additional equity financing will result in dilution to existing shareholders. If we are unable to obtain additional financing, then we anticipate that we will not be able to complete our business expansion as projected. This inability to expand will most likely have a material adverse effect on our business, operating results and financial condition.

Because There Is a Limited Market For Our Common Stock, Our Stock May Be Difficult To Sell, And If A Liquid Market For Our Common Stock Develops, Then Our Stock Price May Be Volatile.

There is a limited market for our common stock and we can provide investors with no assurance that a liquid market will develop. If a liquid market develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

1.     consumer  acceptance  of  our  new  products;
2.     actual  or  anticipated  variations  in  our  results  of  operations;
3.     our  ability  or  inability  to  generate  new  revenues;
4.     increased  competition;  and
5. conditions and trends in the general economy and the industrial tools markets.

Further,  our  common  stock  is  presently  traded on the NASD over the counter
bulletin  board.   Companies  traded  on  the  bulletin board have traditionally experienced  extreme  price  and  volume  fluctuations.

Because A Portion Of Our Operating Expenses And Revenues Are In Canadian Dollars, Our Financial Results And Operating Condition May Be Impacted By Currency Fluctuations In The Canadian Dollar In Comparison To The U.S. Dollar.

Our reporting currency is the U.S. dollar. Approximately 85% of our operating expenses are incurred in Canadian dollars, as our principal executive office is located in Surrey, British Columbia, Canada. In addition, approximately 36% of our revenues are earned from sales of our screwdriver products in Canada in Canadian dollars. Accordingly, our financial results and operating condition will be affected by currency fluctuations in the Canadian dollar in comparison to the U.S. dollars.

ITEM  2.     DESCRIPTION  OF  PROPERTY.

Our head office and administrative services and our primary business activities are carried on from premises that we own at #5 - 5492 Production Boulevard, Surrey, British Columbia. The premises are comprised of 2,400 square feet. Our phone number is (604) 533-1777.

We  do  not  lease  or  own  any  other  real  property.


ITEM  3.     LEGAL  PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2001.

                                     PART II


ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Market  Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol MPOT. The first day on which the Company's shares were traded under the stock symbol MPOT was November 17, 2001. The high and the low trades for our shares for each quarter of actual trading were:

Quarter                          High                Low
-------                          ----                ---

4th  Quarter  2001               $1.40               $1.10
1st  Quarter  2002  (to  date)   $3.10               $1.08

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders  of  Common  Stock

As of the date of March 19, 2002, there were twenty-three registered shareholders of our common stock.

Recent  Sales  of  Unregistered  Securities

We  issued  6,200,000  common  shares  on  September  30,  1999  pursuant to the acquisition of Mega Tools Ltd. from Ms. Maria Morgan, Envision Worldwide Products Ltd., Mr. Robert Jeffery, Mr. Lex Hoos and Mr. Eric Paakspuu. These shares were valued at $275 for accounting purposes, representing the total paid-in capital of Mega Tools Ltd. shares acquired. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. The 6,200,000 shares of common stock are restricted shares, as defined in the Act.

We completed an offering of 350,000 shares of our common stock to one (1) purchaser at a price of $0.10 per share on September 30, 1999. The total amount received from this offering was $35,000. We completed the offering pursuant to Regulation S of the Securities Act. The investor represented to us that he was a Non-U.S. Person as defined in the Regulation. We did not engage in a distribution of this offering in the United States. The investor represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued in accordance with Regulation S. In addition, the investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. The investor was Mr. Robert Jeffery, one of our 10% shareholders.

We  completed  an  offering  of 115,500 common shares to a total of thirty-three
(33) purchasers at a price of $1.00 per share pursuant to Regulation S of the Securities Act on November 24, 1999. The total amount received from this offering was $115,500. Each purchaser represented to us that the purchaser was a Non-U.S. Person as defined in the Regulation. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificates issued in accordance with Regulation S. In addition, all purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

We completed an offering of 134,100 common shares to a total of seventeen (17) purchasers at a price of $1.00 per share pursuant to Rule 504 of Regulation D of the Securities Act on May 11, 2000. The total amount received from this offering was $134,100. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificates issued in accordance with Regulation D. All purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

We completed an offering of 47,500 common shares to a total of seventeen (16) purchasers at a price of $1.00 per share pursuant to Rule 504 of Regulation D of the Securities Act on June 1, 2000. The total amount received from this offering was $47,500. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificates issued in accordance with Regulation D. All purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

We granted options to purchase an aggregate of 50,000 shares of our common stock at a price of $1.50 per share to two of our employees on October 16, 2001. Each option granted is for a term expiring October 16, 2003 and is subject to vesting.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

OVERVIEW

We were founded to design, market and manufacture innovative multi-bit screwdriver products under the Megapro name and incorporating the retractable cartridge design patented by Winsire Enterprises Corporation. Our business commenced in 1994 when we began selling our Megapro 15 in 1 Screwdriver to the industrial and commercial tools market. Our revenues have grown since 1994 as we have expanded our product sales in the industrial and commercial tools market and have expanded our line of screwdriver products. We commenced sales of our screwdriver products to the retail market in late 1996. We were able to make sales of our screwdriver products under the Tim Allen Signature Tool brand during 1997, 1998 and 1999. Our business plan is to increase our revenues by increasing sales to the retail market, while preserving and increasing our existing sales in the industrial and commercial tools markets. Our objective is to increase sales to the retail market by pursuing direct sales to major retailers and by pursuing private label branding relationships with major retailers.

Our expenses include salaries and employee benefits, travel and promotion, commissions paid on the sales of our screwdriver products and administrative costs including accounting and legal expenses,depreciation and other expenses associated with our office in Surrey, British Columbia, Canada. Our costs of goods sold consist primarily of patent royalty payments, payments to outside manufacturers, raw materials, labor, shipping and other manufacturing expenses associated with production and packaging of our screwdriver products. Other expenses consist primarily of interest on our long-term debt.

Our business plan is to expand sales of our screwdriver products to the retail market. We need approximately $500,000 of capital in order to fund the expenses associated with this expansion. These expenses will be focused on generating sales of our new Megapro Multi Q-C screwdrivers our Megapro electric cordless screwdrivers and our Power2Bits screwdriver and drill bits. These expenses will have a material impact on our results of operations and financial condition for future periods. We anticipate that our operating expenses will increase and earnings will decrease initially as we incur these additional expenses. Our objective is to increase our revenues as a result of increases in sales to the retail market. We anticipate that any increase in revenues will be realized in financial periods subsequent to the financial period in which we incur our increased operating expenses. If we are not successful in increasing sales to the retail market, then our increased revenues will not offset our increased operating expenses and our profitability will suffer. In this event, we may be required to raise additional capital through debt or equity financing to pay for our increased operating costs.

RESULTS  OF  OPERATIONS

2001  compared  with  2000

Revenues

Net revenues decreased to $1,255,515 for the year ended December 31, 2001 from $1,525,151 for the year ended December 31, 2000. We experienced a decrease in revenues primarily due to a decrease in sales of our products in Canada. Revenues from sales in the United States decreased slightly to $802,711 from $824,681 during this period, while revenues from sales in Canada decreased significantly to $452,804 from $700,470. While we experienced an increase in customers in the United States, we experienced an off-setting decrease in sales to established customers that we consider is attributable to the general economic slow-down in 2001. The decrease in sales in Canada was attributable to a decrease in sales to Home Depot Canada and to a general economic slow-down in Canada. We withdrew sales of our screwdriver products to Home Depot Canada in the third quarter of 2001.

We are attempting to increase revenue by launching additional products, including our Megapro Multi Q-C screwdriver, our Megapro cordless electric screwdriver and our Power2Bits double ended screwdriver bits with grooves for power tools. Any increased revenue from these new products would not be realized until the second quarter of 2002. There is no assurance that these additional products will enable us to increase our revenues.


Costs  of  Goods  Sold  and  Gross  Profit

Cost of goods sold decreased to $862,572 for the year ended December 31, 2001 from $1,014,566 for the year ended December 31, 2000. The decrease in cost of goods sold is attributable in part to a decrease in sales during 2001. Cost of goods sold as a percentage of sales increased to 68.7% in 2001 from 66.5% in 2000. This increase is attributable primarily due to an increase in assembling and packaging costs. This increase in assembling and packaging costs has resulted as we have been imprinting drivers for more of our customers and we have been absorbing this cost. We continue to evaluate means of reducing cost of goods sold by having certain components of our screwdriver products manufactured by non-U.S. manufacturers. However, we have not implemented non-U.S. manufacturing as of this date.

Our gross profit decreased to $392,943 for the year ended December 31, 2001 from $510,585 for the year ended December 31, 2000, representing a decrease of $117,642. The decrease in gross profits was attributable to our decreased revenues and the increase in our costs of goods sold.

Expenses

Expenses decreased to $528,773 for the year ended December 31, 2001 from $736,823 for the year ended December 31, 2000. The decrease of $208,050 was the result of a mixture of decreased costs, including wages and benefits, accounting and legal, commissions, insurance and general office expenses.

The largest component of the decrease in our general and administrative expenses is the decrease in accounting and legal costs to $69,567 for the year ended December 31, 2001 from $167,517 for the year ended December 31, 2000, representing a decrease of $97,950. We incurred higher accounting and legal costs in 2000 due to completion of our audited financial statements and the preparation for our filing of a registration statement with the United States Securities and Exchange Commission. The majority of this accounting and legal expense was incurred during 2000. These audited financial statements have been completed and our registration statement is effective. However, we continue to incur accounting and legal costs in connection with our being a reporting company under the Securities Exchange Act of 1934.

The second largest component of the decrease in expenses was a decrease in wages and benefits paid. Wages and benefits were $282,112 for the year ended December 31, 2001 compared to $362,897 for the year ended December 31, 2000, representing a decrease in wages in benefits of $80,785. The reduction in wages and benefits was the result of a reduction to our Surrey, British Columbia staff by two full time employees at the beginning of 2001. We have delayed the hiring of an office manager until such time as we achieve additional financing and pursue our plan of operations to expand our current business. We anticipate that our expenses will increase during the second quarter of 2002 as we undertake the product launch of our new Multi Q-C screwdrivers, our cordless electric screwdrivers and our Power2Bits screwdriver bits.

Our travel and promotion expenses decreased to $59,176 for the year ended December 31, 2001 from $105,795 for the year ended December 31, 2000. This decrease resulted from a management decision to reduce the number of trade shows attended by us during the year. We anticipate that these expenses will increase in 2002 as we undertake marketing efforts for our new products.

Loss  Before  Income  Taxes

Our  loss  before income taxes decreased to $104,499 for the year ended December
31, 2001 from $182,165 for the year ended December 31, 2000. The decrease in our loss before income taxes in the amount of $77,666 was primarily attributable to the fact that the decrease in our general and administrative expenses exceeded the decrease in our gross profits.

Income  Tax

Income taxes (recoveries) were $5,169 in 2001 as compared to $(35,877) (19.7% of loss before income taxes) in 2000. Differences between the effective rate and the statutory rate resulted from Canadian income taxed at a different rate, federal income taxed at a lower rate, an increase in valuation allowance and permanent differences between accounting and taxable income as a result of non-deductible expenses and non-taxable income.

Net  Loss

Our  loss  after  income taxes decreased to $109,668 for the year ended December
31, 2001 from $146,288 for the year ended December 31, 2000. The decrease in our loss after income taxes in the amount of $36,620 was primarily attributable to our decreased general and administrative expenses.

FINANCIAL  CONDITION

Liquidity  and  Capital  Resources

Our cash position was $8,241 on December, 2001, compared to $40,559 on December 31, 2000. Our working capital position was $204,018 on December 31, 2001, compared to $361,172 on December 31, 2000.

Net cash used in operating activities was $40,894 for the year ended December 31, 2001, compared to net cash used in operating activities of $55,200 for the year ended December 31, 2000. The decrease in cash used by operating activities resulted from the decrease in net loss to $109,688 for the year ended December 31, 2001, compared to a net loss of $146,288 for the year ended December 31, 2000 and a decrease in accounts receivable from $339,850 as at December 31, 2000 to $197,335 as at December 31, 2001. The decrease in accounts receivable as at December 31, 2001 was primarily as a result of a reduction in the Home Depot Canada account. Inventory increased from $315,825 as at December 31, 2000 to $375,250 as at December 31, 2001 as we started to stock new products inventory for the Power2Bits screwdriver bits and the Multi Q-C screwdrivers in anticipation of 2002 sales. Accrued liabilities decreased from $56,952 as at December 31, 2000 to $27,869 as at December 31, 2001 as a result of lower accounting and legal costs and related accruals.

Net  cash  used for investment activities was $5,020 for the year ended December
31, 2001 compared to $77,215 for the year ended December 31, 2000. Net cash used in investment activities consisted exclusively of property and equipment purchases, net of property and equipment sales. The decrease is reflective of reduced property and equipment purchases during 2001.

Net cash provided by financing activities was $12,577 for the year ended December 31, 2001, compared to net cash provided by financing activities of $159,084 for the year ended December 31, 2000. The cash used in financing activities was attributable to the repayment of current portions of our current long term indebtedness, including our bank indebtedness, during the year ended December 31, 2001. Cash provided by financing activities during the year ended
December 31, 2001 included an advance by Mr. Neil Morgan, our president and a director, of $20,000 to us as a loan. This loan is unsecured, is due and payable on demand and bears interest at the rate of 10.25% per annum with no specific terms of repayment. Cash provided by financing activities for the year ended December 31, 2000 was primarily attributable to sales of our common stock.

Historically, we have funded our business operations primarily from net operating income. We have also relied on loans from the Bank of Montreal and Mr. Robert Jeffery, one of our shareholders, and sales of our common stock to fund business operations.

We obtained a fixed loan from the Bank of Montreal in 1998. This loan is payable on demand with an agreed upon repayment schedule requiring payments of $784 per month, plus interest at the bank's funding rates, plus 1.5% per annum. The principal amount of the outstanding loan was $29,037 as at December 31, 2001, compared to $27,509 as at December 31, 2000. We repaid a further loan with the Bank of Montreal that was secured by the Company's vehicle during the third quarter. The principal amount of this outstanding loan was $12,484 as at December 31, 2000 and has been repaid in full.

Mr. Robert Jeffery, one of our shareholders, has advanced us unsecured loans at an interest rate of 10.25% per annum. The loans are repayable in full on October 1, 2002. Until maturity, we are required to make quarterly payments of interest to Mr. Jeffery. The principal amount of this loan was $59,643 as at December 31, 2001, compared to $66,689 as at December 31, 2000.

We  did  not  complete  any  sales  of  our  common  stock  during  2001.

We will require additional financing of $500,000 in order to complete our planned expansion into the retail market and to launch our new products, as discussed above under the section entitled plan of operations. Our revenues from existing operations are sufficient to cover our current costs of goods sold and general and administrative expenses. We anticipate that the new funds required to enable us to pursue our business expansion will be raised through private placement sales of our common stock. We have no arrangements in place for any private placement financings and there is no assurance that we will be able to complete any private placement financings.

We believe that we have sufficient capital resources and liquidity over both the short and long term to sustain our business operations. While we require additional financing in order to pursue our planned expansion, we do not require additional financing in order to sustain our present business operations. If we are not successful in obtaining additional financing for our planned business expansion, then we will scale back our expenditures on the expansion to stay within the funds available from our current business operations and financing arrangements.

New  Accounting  Pronouncements

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.
Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standards on January 1, 2001 did not affect the Company's financial statements.

In June 2001, SFAS No. 141 "Business Combinations" was issued. SFAS No. 141 requires that all business combinations be accounted for using the purchase method and that one of two specified criteria be met in identifying intangible assets apart from goodwill. Additional disclosures are required in respect to the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. The Company will apply the provisions of SFAS No. 141 for any future business combinations.

In June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued. Under the provisions of SFAS No. 142 goodwill and other intangible assets with an indefinite life are no longer amortized but will be tested at least annually for impairment. The statement provides a two step process for estimating fair value of the reporting units and measuring the amount of impairment, if any, of goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.
The Company does not expect SFAS No. 142 to have a material impact on their financial statements because it does not have any recorded goodwill or other intangible assets.

In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement establishes a single model based upon SFAS No. 121 for accounting for the impairment or disposal of long lived assets. It supersedes FASB Statement No. 121 and the reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business and also amends certain provisions of ARB No. 51. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.
Management believes that the adoption of SFAS No. 144 will have no material effect on the Company's financial statements.

ITEM  7.     FINANCIAL  STATEMENTS.


Auditors'  Report

Audited Consolidated Financial Statements For the Periods ended December 31, 2001 and December 31, 2000, including:

     a.   Consolidated Balance Sheets as at December 31, 2001 and December 31,
          2000.

     b. Consolidated Statements of Operations for the years ended December 31, 2001 and December 31, 2000.

     c. Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001 and December 31, 2000.

     d. Consolidated Statements of Cash Flows for the years ended December 31, 2001 and December 31, 2000.

     e.   Consolidated Summary of Significant Accounting Policies

     f.   Notes to Consolidated Financial Statements

               MegaPro  Tools,  Inc.
               Consolidated  Financial  Statements
               For  the  years  ended  December  31,  2001  and  2000
                                                                        Contents
--------------------------------------------------------------------------------


Independent  Auditors'  Report


Consolidated  Financial  Statements


     Consolidated  Balance  Sheets


     Consolidated  Statements  of  Operations


     Consolidated  Statements  of  Changes  in  Stockholders'  Equity


     Consolidated  Statements  of  Cash  Flows


     Summary  of  Significant  Accounting  Policies


     Notes  to  Consolidated  Financial  Statements

BDO                  BDO Dunwoody LLP              220-19916 - 64th Aveneu
                     Chartered Accountants         Langley BC Canada V2Y 1A2
                     and Consultants               Telephone: (604) 534-8691
                                                   Telefax:  (604) 534-8900
                                                   www.bdo.com


--------------------------------------------------------------------------------
                                                    Independent Auditors' Report
--------------------------------------------------------------------------------

To the Board of Directors and Stockholders of MegaPro Tools, Inc.


We have audited the consolidated balance sheets of MegaPro Tools, Inc. as at December 31, 2001 and 2000 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

Chartered  Accountants

/s/ BDO Dunwoody, LLP

Langley,  Canada
March  1,  2002

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                           MegaPro  Tools,  Inc.
                                                     Consolidated Balance Sheets
December 31                                          2001        2000
--------------------------------------------------------------------------------

Assets
Current
  Cash                                                $   8,241   $   40,559
  Accounts receivable (Note 2)                          197,335      339,850
  Income taxes refundable                                17,996       17,996
  Inventories (Note 3)                                  375,250      315,825
  Prepaid expenses                                        7,305        5,220
                                                      ----------------------
Total current assets                                    606,127      719,450

Fixed assets (Note 4)                                   209,112      234,542

Deferred income taxes (Note 11)                          60,012       67,622
                                                      ----------------------

Total assets                                          $ 875,251   $1,021,614
============================================================================
Liabilities and Stockholders' Equity
Current
  Bank indebtedness (Note 5)                           $ 23,839   $   20,109
  Accounts payable                                      241,721      241,224
  Accrued liabilities                                    27,869       56,952
  Director's loan payable (Note 6)                       20,000            -
  Current portion of loans and notes payable (Note 7)    88,680       39,993
                                                      ----------------------


Total current liabilities                               402,109      358,278

Long-term debt
  Loans and notes payable (Note 7)                            -       66,689
                                                      ----------------------


Total liabilities                                       402,109      424,967
                                                      ----------------------


Stockholders'  equity
  Common stock (Note 8)                                   6,847        6,847
  Additional paid-in capital                            361,111      364,528
  Deferred compensation (Note 10)                             -       (3,417)
  Accumulated other comprehensive loss
    Foreign currency translation adjustment             (28,448)     (14,611)
  Retained earnings                                     133,632      243,300
                                                      ----------------------


  Total stockholders' equity                            473,142      596,647
                                                      ----------------------


Total liabilities and stockholders' equity           $  875,251   $1,021,614
=============================================================================




The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                           MegaPro  Tools,  Inc.
                                           Consolidated Statements of Operations

For the year ended December 31             2001         2000
--------------------------------------------------------------------------------
Sales                                   $1,255,515   $1,525,151
Cost of goods sold                         862,572    1,014,566
                                         ----------------------
Gross profit                               392,943      510,585
                                         ----------------------

  Expenses
  Accounting and legal                      69,567      167,517
  Automotive                                 5,243        7,568
  Bad debts                                    726        4,296
  Commissions                               49,195       21,870
  Depreciation                              25,994       27,046
  Insurance                                  9,897       10,254
  Office and miscellanous                   13,583       13,162
  Property taxes                             3,208        3,225
  Repairs and maintenance                    1,921        1,947
  Utilities                                  8,151       11,246
  Travel and promotion                      59,176      105,795
  Wages and benefits                       282,112      362,897
                                         ----------------------

                                           528,773      736,823
                                         ----------------------
Operating loss                            (135,830)    (226,238)
                                         ----------------------

Other income (expense)
  Royalties (net)                           31,643       55,870
  Rentals                                    5,905        6,160
  Gain (loss) on sale of fixed assets        5,676       (2,759)
  Interest and bank charges                (11,893)     (15,198)
                                         ----------------------

                                            31,331       44,073
                                         ----------------------

Loss before income taxes                  (104,499)    (182,165)
                                         ----------------------

Income tax expense (benefit) (Note 11)
  Current                                      504        1,504
  Deferred                                   4,665      (37,381)
                                         ----------------------

                                             5,169      (35,877)
                                         ----------------------

Net loss for the year                   $ (109,668)  $ (146,288)
===============================================================

Basic and diluted loss per share        $    (0.02)  $    (0.02)
                                         ======================

Weighted average shares outstanding      6,847,100    6,782,608
                                         ======================


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                           MegaPro  Tools,  Inc.
                      Consolidated Statements of Changes in Stockholders' Equity
--------------------------------------------------------------------------------
                                                                  Accumulated
                                        Additional                      Other                 Total
                     Common  Stock      Paid-in     Deferred     Comprehensive   Retained  Stockholders'
                    Shares    Amount    Capital    Compensation   Income (Loss)  Earnings     Equity
                    -------------------------------------------------------------------------------------
Balance, December
31, 1999            6,665,500    6,666   144,109               -           3,080     389,588     543,443
Deferred
compensation
(Note 10)
 Stock options issued       -        -    39,000         (39,000)              -           -           -
  Amortization of
deferred compensation       -        -         -          35,583               -           -      35,583
Share capital issued on:
May 11, 2000 $1.00
per share             134,100      134   133,966               -               -           -     134,100
June 1, 2000 $1.00
per share              47,500       47    47,453               -               -           -      47,500
                    -------------------------------------------------------------------------------------
                    6,847,100    6,847   364,528          (3,417)          3,080     389,588     760,626
                    -------------------------------------------------------------------------------------
Foreign currency
adjustment                  -        -         -               -         (17,691)          -     (17,691)
Net loss for the year       -        -         -               -               -    (146,288)   (146,288)
                    -------------------------------------------------------------------------------------
Comprehensive loss
for the year                -        -         -               -         (17,691)   (146,288)   (163,979)
                    -------------------------------------------------------------------------------------
Balance,
December 31, 2000   6,847,100  $ 6,847  $364,528   $      (3,417)  $     (14,611)  $ 243,300   $ 596,647
Deferred
compensation
(Note 10)
  Unvested stock
options expired             -        -    (3,417)          3,417               -           -           -
                    -------------------------------------------------------------------------------------
                    6,847,100    6,847   361,111               -         (14,611)    243,300     596,647
                    -------------------------------------------------------------------------------------
Foreign currency
adjustment                  -        -         -               -         (13,837)          -     (13,837)
Net loss for the year       -        -         -               -               -    (109,668)   (109,668)
                    -------------------------------------------------------------------------------------
Comprehensive loss
for the year                -        -         -               -         (13,837)   (109,668)   (123,505)
                    -------------------------------------------------------------------------------------
Balance, December
31, 2001            6,847,100  $ 6,847  $361,111   $           -   $     (28,448)  $ 133,632   $ 473,142
=========================================================================================================





The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                           MegaPro  Tools,  Inc.
                                           Consolidated Statements of Cash Flows
For the year ended December 31                     2001        2000

--------------------------------------------------------------------------------
Cash provided by (used in)
Operating activities
  Net loss for the year                            $(109,668)  $(146,288)
  Adjustments to reconcile net loss for the year
  to cash used in operating activities
  Depreciation                                        25,994      27,046
  (Gain) loss on sale of fixed
   assets                                             (5,676)      2,759
  Amortization of deferred
  compensation cost                                        -      35,583
  Deferred income taxes                                4,665     (37,381)
  (Increase) decrease in assets
  Accounts receivable                                134,945      (4,858)
  Income taxes refundable                                  -       5,514
  Inventories                                        (64,336)     53,992
  Prepaid expenses                                    (2,255)      6,014
  Increase (decrease) in liabilities
  Accounts payable                                     2,827     (29,615)
  Accrued liabilities                                (27,390)     32,034
                                                  -----------------------
Cash used in operating activities                    (40,894)    (55,200)
                                                  -----------------------

Investing activities
  Proceeds on sale of fixed assets                    18,406           -
  Purchase of fixed assets                           (23,426)    (77,215)

  Cash used in investing activities                   (5,020)    (77,215)

Financing activities
  Increase in bank indebtedness                        4,667      20,187
  Repayment of loans and notes payable               (12,090)    (42,703)
  Advances from director                              20,000           -
  Share capital issued                                     -     181,600
                                                  -----------------------

Cash provided by financing activities                 12,577     159,084
                                                  -----------------------

(Decrease) increase in cash during the year          (33,337)     26,669
Effect of foreign currency on cash                     1,019     (10,017)
Cash, beginning of year                               40,559      23,907
                                                  -----------------------

Cash, end of year                                  $   8,241   $  40,559
=========================================================================
Supplemental Information
Interest paid                                      $   9,519   $  12,088
Income taxes paid (received)                             504      (4,170)
Non-cash financing activity
- Stock option compensation                                -      39,000
=========================================================================


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                                                             MegaPro Tools, Inc.
                                      Summary of Significant Accounting Policies
December  31,  2001  and  2000
--------------------------------------------------------------------------------
Basis  of Presentation

These consolidated financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mega Tools Ltd. and Mega Tools USA, Inc.

All significant intercompany accounts and transactions have been eliminated on consolidation.

Foreign  Currency Transactions

The Company conducts business in both Canada and the United States and uses the U.S. dollar as its reporting currency. Assets and liabilities denominated in a foreign currency are translated at the exchange rate at the period end. Income statement accounts are translated at the average rates of exchange during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the Accumulated Other Comprehensive Income
(Loss)  account  in  Stockholders'  Equity.

Use  of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from management's best estimates as additional information becomes available in the future.

Inventories

Finished goods inventories are recorded at the lower of average cost and net realizable value. Cost includes raw materials, subcontract labour, royalties and freight in. Raw materials and work-in-progress inventories are stated at the lower of cost and replacement cost, where cost is determined on a weighted average basis.

Fixed Assets

Fixed assets are recorded at cost. Depreciation, based on the estimated useful life of the asset, is calculated at the following annual rates:

     Building               -     4%      Declining-balance  basis
     Equipment              -     20%     Declining-balance  basis
     Vehicle                -     30%     Declining-balance  basis
     Computer  hardware     -     30%     Declining-balance  basis
     Computer  software     -     100%    Declining-balance  basis
     Molds                  -     10%     Straight-line  basis

--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                                      Summary of Significant Accounting Policies
December  31,  2001  and  2000
--------------------------------------------------------------------------------
Financial  Instruments

The Company's financial instruments consist of cash, accounts receivable, bank indebtedness, accounts payable, accrued liabilities, director's loan payable and loans and notes payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments. Unless otherwise noted the fair values of these financial instruments approximate their carrying values since they are receivable or payable on demand, or the interest rates on these instruments fluctuate with market rates.

Financial instruments denominated in Canadian currency stated in U.S. funds are cash $40 (2000 - $333), accounts receivable $62,996 (2000 - $182,528), bank indebtedness $23,839 (2000 - $8,037), accounts payable $32,402 (2000 - $44,247), accrued liabilities $22,623 (2000 - $33,122) and loans and notes payable $88,680 (2000 - $106,682).

Income  Taxes

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

Earnings  per Share

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in earnings of an entity. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for the periods presented. For the year ended December 31, 2001, total stock options of 180,000 (2000 - 260,000) were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investment by stockholders, changes in paid in capital and distributions to stockholders.

Revenue  Recognition

The Company recognizes revenue on the sale of products at the time the products are shipped to its customers. Shipping and handling costs are included in cost of goods sold.

--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                                      Summary of Significant Accounting Policies
December  31,  2001  and  2000
--------------------------------------------------------------------------------
Stock  Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock option plans. Under APB 25, compensation cost is recognized for stock options granted at prices below market price of the underlying common stock on date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income and income per share as if compensation cost for the Company's stock options granted to employees had been determined in accordance with the fair value based method prescribed in SFAS No. 123.
Stock options granted to non-employees are accounted for in accordance with SFAS No. 123. There were no stock options granted to non-employees prior to December 31, 2001.

Advertising  and Marketing  Expenses

The Company follows the provisions of Statement of Position 93-7 in respect of advertising expenses. Advertising and marketing costs charged to operations were $16,113 (2000 - $21,018).

Impairment  of  Long-Lived  Assets  to  be Disposed  of

The Company evaluates the recoverability of its fixed assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of". SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted cash flows attributable to such assets or the business to which such assets relate.

New  Accounting Pronouncements

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standards on January 1, 2001 did not affect the Company's financial statements.

--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                                      Summary of Significant Accounting Policies
December  31,  2001  and  2000
--------------------------------------------------------------------------------
New  Accounting Pronouncements (Continued)

In June 2001, SFAS No. 141 "Business Combinations" was issued. SFAS No. 141 requires that all business combinations be accounted for using the purchase method and that one of two specified criteria be met in identifying intangible assets apart from goodwill. Additional disclosures are required in respect to the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. The Company will apply the provisions of SFAS No. 141 for any future business combinations.

In June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued. Under the provisions of SFAS No. 142 goodwill and other intangible assets with an indefinite life are no longer amortized but will be tested at least annually for impairment. The statement provides a two step process for estimating fair value of the reporting units and measuring the amount of impairment, if any, of goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

The Company does not expect SFAS No. 142 to have a material impact on their financial statements because it does not have any recorded goodwill or other intangible assets.

In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement establishes a single model based upon SFAS No. 121 for accounting for the impairment or disposal of long lived assets. It supersedes FASB Statement No. 121 and the reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business and also amends certain provisions of ARB No. 51. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management believes that the adoption of SFAS No. 144 will have no material effect on the Company's financial statements.

--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                                      Notes to Consolidated Financial Statements

December  31,  2001  and  2000
--------------------------------------------------------------------------------

1.     Nature  of  Business
The Company was incorporated in the State of Nevada on December 17, 1998 and was inactive until the acquisition of Mega Tools Ltd. and Mega Tools USA, Inc. via reverse acquisition on September 30, 1999. The Company is engaged in the manufacture and sale of a patented multi-bit screwdriver.
The Company has entered into an exclusive North American licence agreement (Note
13) with the patent holder of a retracting cartridge type screwdriver. This licence agreement gives the Company unrestricted use of the patent in Canada and the United States until November 8, 2005. The Company's wholly owned subsidiaries, Mega Tools USA, Inc. and Mega Tools Ltd. manufacture and market the drivers to customers in the United States and Canada.

2.     Accounts  Receivable
                                            2001                   2000
                                     ------------------------------------
Trade  accounts  receivable          $     198,282          $     343,367
Less: Allowance for doubtful accounts         (947)               (3,517)
                                     ------------------------------------

                                     $     197,335          $     339,850
                                     ====================================


3.     Inventories
                                            2001                   2000
                                     ------------------------------------

Raw  materials                       $     172,881          $     115,814
Work-in-progress                            76,819                 84,209
Finished  goods                            125,550                115,802
                                     ------------------------------------

                                     $     375,250          $     315,825
                                     ====================================

--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                                      Notes to Consolidated Financial Statements
December  31,  2001  and  2000
--------------------------------------------------------------------------------

4.     Fixed  Assets
                                   2001                      2000
                 ---------------------------------------------------
                            Accumulated               Accumulated
                    Cost   Depreciation     Cost     Depreciation

Land               $ 26,463  $           -  $ 28,109  $           -
Building            102,304         13,542   108,670         10,457
Equipment            49,578         20,810    49,617         14,498
Vehicle              11,187          1,678    25,378          8,946
Computer hardware    22,605         13,749    22,410         10,593
Computer software     6,220          5,684     5,459          4,983
Molds                59,083         12,865    51,739          7,363
                 ---------------------------------------------------

                   $277,440  $      68,328  $291,382  $      56,840
                 ===================================================
Net book value               $     209,112            $     234,542
                 ===================================================




5.     Bank  Indebtedness

Mega Tools Ltd. has a credit facility agreement with a Canadian financial institution which provides revolving credit facilities of up to $40,000 denominated in Canadian dollars (December 31, 2001 - $25,113 U.S. Funds). The credit facility bears interest at bank prime lending rates plus 1.5% per annum and is collateralized by a first mortgage on the Company's real estate, a general security agreement covering all assets of Mega Tools Ltd., guarantees by MegaPro Tools, Inc. and Mega Tools USA, Inc. and guarantees by a director of the Company. Funds advanced under this agreement are due on demand by the financial institution which may terminate the credit facility at any time. Bank prime lending rate was 4% as at December 31, 2001 and 7.5% as at December 31, 2000.

6.     Director's  Loan  Payable

The director's loan is unsecured and due on demand. It bears interest at 10.25% per annum and has no specific terms of repayment. Fair market value $20,809.




                                                        2001      2000
                                                  ------------------------
Payable to a stockholder of the Company, unsecured,
with quarterly payments of interest only at 10.25%
per annum, matures October 1, 2002, fair market
value $61,664 (2000 - $67,987)                         $59,643  $66,689
Bank of Montreal, secured as in Note 5, repayable
784 monthly plus interest at bank prime lending
rates plus 1.5% per annum, due on demand with
an agreed upon repayment schedule                      29,037    27,509
Bank of Montreal, secured as in Note 5, repayable
347 monthly plus interest at bank prime lending
rates plus 1.5% per annum, repaid during 2001             -      12,484
                                                  ------------------------

Balance forward                                        $88,680  $106,682

--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                                      Notes to Consolidated Financial Statements
December  31,  2001  and  2000
--------------------------------------------------------------------------------


7.     Loans  and  Notes  Payable
                                2001                    2000
                          ------------------------------------

Carried  Forward          $     88,680          $     106,682
Less  current  portion         (88,680)               (39,993)
                          ------------------------------------
                          $          -          $      66,689
                          ====================================

Principal payments on long-term debt based upon agreed repayment schedules as at December 31, 2001, are as follows:
     Year     Amount
     2002     -     $     69,043
     2003     -            9,408
     2004     -            9,408
     2005     -              821
                    ------------
                    $     88,680
                    ============
Bank of Montreal prime lending rates were 4% - December 31, 2001 and 7.5% - December 31, 2000.

8.     Common  Stock
Authorized:
     25,000,000  Common  shares  with  a  par  value  of  $.001  per  share

9.     Stock  Option  Plan
On January 20, 2000, the Company's board of directors approved a Stock Option Plan which provides for incentive stock options and non-qualified stock options to be granted to officers, employees, directors and consultants to the Company. Subject to restrictions outlined in the Stock Option Plan, options granted, terms of exercise and expiration of options will be determined by the Board of Directors or by a compensation committee selected by the Board of Directors. The maximum number of shares of the Company's common stock that may be granted under the plan is 950,000 shares increased quarterly commencing April 1, 2000 by the lessor of (i) 15% of the outstanding shares of the common stock on the first day of the fiscal quarter less the number of shares of common stock which may be granted under the plan prior to the first day of the applicable fiscal quarter or (ii) a lessor amount determined by the Board of Directors. No option shall be exercisable after the expiration of the earliest of (i) ten years after the option is granted and (ii) three months after the date of termination of the optionor's employment. Under the terms of the plan no options may be granted to any employee of the Company who owns more than 10% of the voting stock of the Company or its subsidiaries unless the option price is at least 110% of the fair market value of the shares subject to the option and the option is not exercisable after the expiration of five years from the date such option is granted.

--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                                      Notes to Consolidated Financial Statements
December  31,  2001  and  2000
--------------------------------------------------------------------------------

10.     Stock  Options

Pro-forma information regarding Net Loss and Loss per Share is required under SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value of options granted in the year ended December 31, 2001 was $0.65 (2000 - $0.24). The fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions: no dividends, an average risk-free interest rate of 3.01% (2000 - 5.59%), volatility factor of the expected market price of the Company's common stock of 100% (2000 - 0.00%) and a weighted average expected life of the options of two years.

Under the accounting provisions of SFAS No. 123, the Company's Net Loss and Loss per share would have been increased to the pro-forma amounts indicated below:

Years  ended  December  31                 2001                     2000
                                 ----------------------------------------
     Net  loss  as  reported     $     (109,668)          $     (146,288)
     Net  loss  pro  forma             (119,127)                (163,987)
     Basic  and  diluted  loss
      per share  as  reported             (0.02)                   (0.02)
     Basic  and  diluted  loss
      per  share  pro  forma              (0.02)                   (0.02)

A summary of stock option transactions for the years ended December 31, 2001 and 2000 is presented below.
                                                       Weighted
                                                        Average
                                                       Exercise
                                      Number              Price
                                 -------------------------------
Outstanding,  December  31,  1999         -                   -
  Issued  January  20,  2000        260,000          $     0.85
                                 --------------
Outstanding, December 31, 2000      260,000          $     0.85
  Expired  March  14,  2001        (130,000)         $     0.85
  Issued  October  16,  2001         50,000          $     1.50
                                 --------------
Outstanding,  December  31,  2001   180,000          $     1.03
                                 ===============================
Exercisable,  December  31,  2001   142,500          $     0.91
                                 ===============================

Exercisable,  December  31,  2000   170,000          $     0.85
                                 ===============================


For the year ended December 31, 2000 the Company recorded deferred compensation of $39,000 based upon the difference between the exercise price and market price for the options granted. The deferred compensation was amortized over the vesting period of the stock options with compensation expense of $35,583 recognized for the year ended December 31, 2000. The remaining $3,417 of deferred compensation was reversed upon expiration of the unvested portion of the stock options on March 14, 2001. Compensation expense was not recorded in respect to the stock options granted in 2001 to employees because the exercise price exceded the market price of the shares at the time of the grant.

--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                                      Notes to Consolidated Financial Statements
December  31,  2001  and  2000
--------------------------------------------------------------------------------
10.     Stock  Options  (continued)

A summary of the status of the Company's stock options outstanding as of December 31, 2001 is presented below.

                                      Vesting       Expiry        Exercise
                            Number    Date          Date          Price

Granted January 20, 2000    130,000   20-Jan-00     20-Jan-05     $  0.85
Granted October 16, 2001     12,500   16-Oct-01     16-Oct-03        1.50
Granted  October  16,  2001  12,500   16-Apr-02     16-Oct-03        1.50
Granted  October  16,  2001  12,500   16-Oct-02     16-Oct-03        1.50
Granted  October  16,  2001  12,500   16-Apr-03     16-Oct-03        1.50
                            -------
                            180,000
                            =======


11.     Income  Taxes
The  components  of  deferred  taxes  are  as  follows:

                                                  2001          2000
                                             Temporary     Temporary
                                Difference   Tax Effect    Difference    Tax Effect
                               ----------------------------------------------------
Deferred tax assets
 Canada - Tax loss
 carryforward (Expiring
 2006 to 2007)                  $   169,221   $    70,430   $    76,149   $ 34,739
U.S.  - Intangible asset            110,933        37,717       146,706     49,880
U.S.  - Tax loss carryforward
 (Expiring 2020 to 2021)             79,710        27,101        35,956     12,225
U.S.  - Stock Options                     -             -        35,583     12,098
U.S.  - Allowance for
 doubtful accounts                      946           322         3,517      1,196
                               ----------------------------------------------------

                                    360,810       135,570       297,911    110,138
                               ----------------------------------------------------

Deferred tax liabilities
Fixed assets
Canada                               (7,187)       (2,991)         (656)      (299)
U.S.                                (15,083)       (5,128)      (22,873)    (7,777)
                               ----------------------------------------------------

                                    (22,270)       (8,119)      (23,529)    (8,076)
                               ----------------------------------------------------

Valuation allowance
Canada                             (162,034)      (67,439)      (75,493)   (34,440)
                               ----------------------------------------------------

Net deferred tax asset          $   176,506   $    60,012   $   198,889   $ 67,622
                               =====================================================

--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                                      Notes to Consolidated Financial Statements
December  31,  2001  and  2000
--------------------------------------------------------------------------------
11.     Income  Taxes  (continued)
The Company evaluates its valuation allowance requirements based on projected future operations. The valuation allowance has been provided for the Canadian portion of the deferred tax assets because it is more likely than not that the benefit will not be realized due to the short expiration period for the tax loss carryforward. When circumstances change and this causes a change in management's judgement about recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. A reconciliation of the effective tax rate and the statutory U.S. federal income tax rates are as follows:
                                              2001                2000
                                      -----------------------------------
Federal  tax  benefit at the
 U.S. federal statutory rate          $     (35,530)      $     (61,936)
Canadian  loss  taxed
 at  a  different  rate                      (4,185)               (289)
Unexercised  and expired stock options       12,098                   -
Permanent  differences:
 Non-deductible portion of meals
 and entertainment
 and  income  tax  interest  and  penalties   2,975               2,540
 Non-taxable  income                              -             (28,360)
 Non-deductible  legal  fees                      -              17,916
Other                    (3,188)               (188)
Increase  in  valuation allowance            32,999              34,440
                                      -----------------------------------

                                      $       5,169       $     (35,877)
                                      ==================================


12.     Related  Party  Transactions  and  Balances
Transactions  for  the  year  ended  December  31  were  as  follows:
                                                    2001                2000
                                            ----------------------------------
Interest  on  the  promissory  note
 payable  to  a  significant
 stockholder  of  the  Company               $     6,370          $     7,805
Sales  to  a  significant stockholder's
 Company                                     $         -          $     2,929
Consulting  fees  paid  to
 a  significant  stockholder
 of  the  Company                            $         -          $     6,000

These transactions are recorded at the exchange amount, being the amount of consideration established and agreed to by the related parties.

At the year end, the amounts due from and to related parties not disclosed elsewhere in these consolidated financial statements are as follows:

                                                    2001                2000
                                            ----------------------------------
Accounts  payable  and  accrued  liabilities
to  a  significant  stockholder              $     1,541          $     3,441

These balances are interest-free, due on demand and have arisen from the interest expense referred to above.

--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                                      Notes to Consolidated Financial Statements
December  31,  2001  and  2000
--------------------------------------------------------------------------------
13.     Contractual  Obligations

(a) On February 29, 2000 the Company entered into two licence agreements covering the period November 8, 1999 to November 8, 2005 with the owner of the patents for the Company's multi-bit screwdrivers. These agreements divide the licencing rights between sales to national accounts (certain listed retail outlets) and sales to regular accounts (all accounts which are not national accounts). These agreements require the following royalty payments:

The National Accounts Agreement requires a unit royalty of $.30 per unit manufactured or sold. The Regular Accounts Agreement requires a unit royalty of $.45 per unit manufactured in Canada and the U.S., $.40 per unit for the first 100,000 units annually manufactured outside of Canada and the U.S. and $.30 per unit for units in excess of 100,000 annually manufactured outside of Canada and the U.S.

The Agreements require $150,000 minimum annual royalty payments for the years ended November 8, 2000 through 2005.

The unit royalties and minimum annual royalties are to be adjusted annually commencing November 8, 2000 based upon the increase in the November 8, 1999 Consumer Price Index for the City of Vancouver, British Columbia as provided by Statistics Canada.

The Company has the option to renew both the National and Regular Accounts Licence Agreements until December 1, 2032 provided that it pays renewal fees of $25,000 on November 8, 2002, $30,000 on November 8, 2003 and $35,000 on November
8,  2004.

(b) On February 29, 2000 the Company entered into a sub-licence agreement covering the period November 9, 1999 to December 1, 2012 with a national account. This agreement permits the sub-licencee to manufacture and distribute the Company's drivers for a unit royalty of $.60 per unit sold. The minimum annual royalties required under the agreement for years ending November 8 are $30,000 for 2000 and $60,000 for 2001 to 2012. If the sub-licencee has produced and is airing an "infomercial" or equivalent video promotion the minimum annual royalties are to be doubled. On May 22, 2001 the national account filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. This entitles the Company to terminate its sub-licence agreement, however, it has not yet terminated the agreement.

(c) The Company has acquired a 50% interest in Megapro Holdings Inc., a company incorporated in British Columbia, Canada to develop and hold patents for new products. To date, the company has been inactive.

--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                                      Notes to Consolidated Financial Statements

December  31,  2001  and  2000
--------------------------------------------------------------------------------
14.     Segmented  Information
The Company has determined that it operates in one industry, in the manufacture and sale of tools. Based upon the Company's internal reporting structure the Company has business segments located in Canada and the United States. Sales are attributed to Canada and the United States based upon the subsidiary's location. The same accounting policies are applied in accounting for each segment. Following is information about the Company's segments and a reconciliation of segment profit to net income:



                                                 2001        2000
                                              ---------------------
United States:
  Long-term identifiable assets               $  50,142   $  58,082
  Sales                                         802,711     824,681
  Capital expenditures                                -      55,209
  Depreciation                                    7,598       5,567
                                              ---------------------

  Gross profit                                $ 290,395   $ 325,702
  Operating expenses                            317,956     469,112
  Other income                                  (30,867)    (54,850)
                                              ---------------------

  Segment income (loss) before income taxes       3,306     (88,560)
  Income taxes (recovery)                         7,611     (70,492)
                                              ---------------------

  Segment net loss                            $  (4,305)  $ (18,068)
                                              =====================

Canada:
  Long-term identifiable assets               $ 158,970   $ 176,460
  Sales                                         452,804     700,470
  Capital expenditures                           23,426      22,006
  Depreciation                                   18,396      21,479
                                              =====================

  Gross profit                                $ 102,548   $ 184,883
  Operating expenses                            210,817     267,711
  Other (income) expense                           (464)     10,777
                                              ---------------------

  Segment loss before income taxes             (107,805)    (93,605)
  Income taxes (recovery)                        (2,442)     34,615
                                              ---------------------

  Segment net loss                            $(105,363)  $(128,220)
                                              ======================


--------------------------------------------------------------------------------
                                                          MegaPro  Tools,  Inc.
                                      Notes to Consolidated Financial Statements
December  31,  2001  and  2000
--------------------------------------------------------------------------------

14.     Segmented  Information  (continued)

                                     2001         2000
                                 ------------------------
Total:
  Long-term identifiable assets   $  209,112   $  234,542
  Sales                            1,255,515    1,525,151
  Capital expenditures                23,426       77,215
  Depreciation                        25,994       27,046
                                 ------------------------

  Gross profit                    $  392,943   $  510,585
  Operating expenses                 528,773      736,823
  Other income                       (31,331)     (44,073)
                                 ------------------------

  Loss before income taxes          (104,499)    (182,165)
  Income taxes (recovery)              5,169      (35,877)
                                 ------------------------

  Net loss                        $ (109,668)  $ (146,288)
                                 ========================


                                       2001         2000
                                   ----------------------
Fixed Assets:
    Canada                        $  158,970   $  176,460
    U.S.                              50,142       58,082
                                   ----------------------

                                  $  209,112   $  234,542
                                   ======================




15.     Sales  Concentration
                                        2001                  2000
                                 ----------------------------------
Sales  to  one  U.S.
 segment  customer               $     255,750          $   248,529
Sales  to  another  U.S.
  segment  customer                    137,419                    -
Sales  to  one  Canadian
 segment  customer                      37,186              169,063
                                 ----------------------------------

                                 $     430,355          $   417,592
                                 ==================================

Accounts  receivable  from
 one  U.S.segment  customer      $     55,156           $    30,997
Accounts  receivable  from
 one  Canadian  segment customer       26,153               117,955
                                 ----------------------------------

                                 $     81,309          $    148,952
                                 ==================================

--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                                      Notes to Consolidated Financial Statements
December  31,  2001  and  2000
--------------------------------------------------------------------------------
16.     Subsequent  Event

On January 15, 2002 the Company entered into a two year agreement with a business combination consultant to provide services with the objective of increasing the Company's revenues and earnings and expanding its business. In consideration for these services the Company issued 321,000 shares of the Company's common stock on January 31, 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not  applicable.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

Our executive officers and directors and their respective ages as of March 20, 2002 are as follows:

Directors:

Name  of  Director          Age
----------------------     -----
Neil  Morgan                 50
Joseph  Piscitelli           62

Executive  Officers:

Name  of  Officer           Age     Office
--------------------       -----    -------
Neil  Morgan                50      President,  Secretary,  Treasurer
                                    and  Chief  Executive  Officer

We have set forth below a brief description of the background and business experience of our executive officers and directors for the past five years.

Mr. Neil Morgan is our president, secretary and treasurer and director. Mr. Morgan founded our business in 1994 and has been our president and chief executive officer since our inception. Mr. Morgan was appointed our secretary and treasurer on February 12, 2001. Mr. Morgan owned his own business from 1992 to 1994 prior to organizing Mega Tools Ltd. Mr. Morgan was a broker with Goepel McDermid Inc. from 1990 to 1992. Mr. Morgan was a broker with Midland Walwyn from 1986 to 1990.

Mr. Joseph Piscitelli was appointed as one of our directors on March 13, 2003. Mr. Piscitelli is a retired businessman. Mr. Piscitelli founded a consumer goods manufacturing company specializing in fire place products in 1978. He sold this company in 1988 and retired from active business at that time. From 1964 to 1976, Mr. Piscitelli served as a chief financial officer and a chief executive officer of a number of consumer goods manufacturing companies. Mr. Piscitelli holds a degree in accounting.

Term  of  Office

Our Directors are appointed for terms of one year to hold office until the next annual general meeting of the holders of our common stock, as provided by the Nevada Revised Statutes, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant  Employees

We have no significant employees other than the officers and directors described above.

COMPLIANCE  WITH  SECTION  16(a)  OF  THE  SECURITIES  EXCHANGE  ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms received by it, we believe that during the fiscal year ended December 31, 2001 all such filing requirements applicable to our officers and directors were complied with.


ITEM  10.     EXECUTIVE  COMPENSATION.

COMPENSATION  OF  EXECUTIVE  OFFICERS

The following table sets forth certain compensation information as to Mr. Neil Morgan, the Company's chief executive officer. The Company does not have any other executive officers, other than Mr. Morgan. No other compensation was paid to Mr. Morgan other than the compensation set forth below.

--------------------------------------------------------------------------------
                        Summary Compensation Table
        ----------------------------------------------------
                          Annual Compensation      Long Term Compensation
                       -------------------------   -----------------------
                                          Other                            All
                                          Annual    Awards       Payouts   Other
                                           Com-  --------------  -------   Com-
                                           pen-  Restricted                pen-
                                           sa-   Stock  Options/   LTIP    sa-
Name     Title      Year Salary   Bonus    tion  Awarded SARs*(#)payouts($)tion
----     -----      ---- -------- ------- ------ ------- ------- --------- ----
NEIL     Chief      2001 $142,405 $51,714 $0       0           0     0      0
MORGAN   Executive  2000 $132,642 $74,588 $19,500  0     130,000     0      0
         Officer,   1999  $56,757 $50,271 $0       0           0     0      0
         Chief
         Financial
         Officer,
         President,
         Secretary
         and
         Treasurer
         Director
--------------------------------------------------------------------------------

STOCK  OPTION  GRANTS

No stock options were granted to our directors and executive officers during our most recent fiscal year ended December 31, 2001.

EXERCISES  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

No stock options held by our directors and executive officers were exercised during our most recent fiscal year ended December 31, 2001. The following is a summary of the share purchase options exercised by our directors and executive officers during the financial year ended December 31, 2001 and the financial year end option values:


               AGGREGATED  OPTION/SAR  EXERCISES  DURING  THE  LAST
           FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
--------------------------------------------------------------------------------
                                                               Value of
                                                               Unexercised
                                           Unexercised         In-The-Money
                                           Options             Options/SARs
                                           at Financial        at Financial
             Common Shares                 Year-End(#)         Year-End
             Acquired on    Value          exercisable/        ($) exercisable/
Name (#)     Exercise ($)   Realized ($)   unexercisable       unexercisable
--------------------------------------------------------------------------------
Neil Morgan         Nil     Not Applicable  130,000 (1)/NIL    $71,500 (2)/NIL
Chief Executive
Officer, Chief
Financial
Officer,
President,
Secretary and
Treasurer
Director
--------------------------------------------------------------------------------
Notes:

     (1) Based on options to purchase 130,000 shares of our common stock at a price of $0.85 per share.
     (2) Based on a market value for our common stock of $1.40 per share as of December 31, 2001.

OUTSTANDING  STOCK  OPTIONS

The following table shows the issued and outstanding stock options held by our executive officers and directors as of March 20, 2002:

                               OUTSTANDING STOCK OPTIONS
                               -------------------------
Name   Exercise Price   No. of Options Date of Grant  Vesting Date   Expiry Date
--------------------------------------------------------------------------------
Neil        $0.85          130,000     January 20,    January 20,    January 20,
Morgan                                    2000           2000           2005
Chief
Executive
Officer,
Chief
Financial
Officer,
President,
Secretary
and
Treasurer
Director

Joseph   Not Applicable      NIL       Not            Not            Not
Piscitelli                             Applicable     Applicable     Applicable
--------------------------------------------------------------------------------

COMPENSATION  ARRANGEMENTS

We do not have a written compensation agreement in place between us and Mr. Neil Morgan, our chief executive officer. Mr. Morgan's salary and bonus is dependent upon a number of factors, including competitive market compensation rates for chief executive officers of similar sized companies in our industry, our financial performance in each year and the amount of cash available for payment of management compensation in any year. Accordingly, Mr. Morgan's salary and bonus will vary from year to year.

COMPENSATION  OF  DIRECTORS

Our directors do not receive cash compensation for their services as members of board of directors, but are reimbursed for their reasonable expenses incurred in attending board meetings. In addition, directors may be granted options to purchase shares of our common stock pursuant to our 2000 Stock Option Plan.

ITEM  11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 20, 2002 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and named executive officers, and (iii) our executive officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

--------------------------------------------------------------------------------
                Name  and  address       Number of Shares       Percentage of
Title of class  of beneficial owner      of Common Stock        Common Stock(1)
--------------------------------------------------------------------------------

DIRECTORS AND
OFFICERS
--------------------------------------------------------------------------------
Common Stock    NEIL MORGAN              4,147,600 shares (2)   56.8%
                Chief Executive Officer,
                Chief Financial Officer
                President, Secretary
                and Treasurer
                Director
                19767 35 A Avenue
                Langley, BC  V3A 7C6
--------------------------------------------------------------------------------
Common Stock    JOSEPH PISCITELLI           10,000 shares       0.1%
                Director
                1360 S. Ocean Boulevard,
                #1808
                Pompano Beach, FL  33062
--------------------------------------------------------------------------------
Common Stock    All Officers             4,157,600 shares       56.9%
                and Directors as
                a Group (2 persons)
--------------------------------------------------------------------------------

5% SHAREHOLDERS
--------------------------------------------------------------------------------
Common Stock    MARIA MORGAN             4,147,600 shares (3)   56.8%
                19767 35 A Avenue
                Langley, BC  V3A 7C6
--------------------------------------------------------------------------------
Common Stock    ENVISION WORLDWIDE       1,537,600 shares       21.4%
                PRODUCTS LTD.
                5468 Duff Drive,
                Cincinnati, Ohio USA   45246
--------------------------------------------------------------------------------
Common Stock    ROBERT E. JEFFREY          796,400 shares       11.1%
                P.O. Box 404
                Union Bay, BC V0R 3B0

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.
Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 20, 2002. As of March 20, 2002, there were 7,178,100 shares of our common stock issued and outstanding.

(2) Includes 4,017,600 shares held by Maria Morgan, the spouse of Mr. Neil Morgan, and 130,000 shares that are immediately acquirable upon the exercise of stock options by Neil Morgan within 60 days of March 20, 2002. Mr. Morgan disclaims beneficial ownership of the shares held by Maria Morgan.

(3) Includes 4,017,600 shares in the name of Maria Morgan and 130,000 shares that are immediately acquirable upon the exercise of stock options by Neil Morgan, the spouse of Maria Morgan, within 60 days of March 20, 2002.



CHANGE  IN  CONTROL

We are not aware of any arrangement that might result in a change in control in the future.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Except as disclosed in this section below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction which has or will materially affect us:

     -    Any of our directors or officers;
     -    Any person proposed as a nominee for election as a director;
     - Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
     -    Any of our promoters;
     - Any relative or spouse of any of the foregoing persons who has the same house as such person.

We acquired our subsidiary, Mega Tools Ltd., from Ms. Maria Morgan, Envision Worldwide Products Ltd., Mr. Robert Jeffery, Mr. Lex Hoos and Mr. Eric Paakspuu in consideration for the issue of 6,200,000 shares of our common stock. These shares break down as follows:

     1. Maria Morgan was issued 4,017,600 shares of our common stock. Ms. Morgan is the spouse of Mr. Neil Morgan, our president, secretary, treasurer and director. The shares issued to Ms. Morgan represent more than 10% of our outstanding common stock.

     2. Envision Worldwide Products Ltd. was issued 1,537,600 shares of our common stock. The shares issued to Envision Worldwide Products Ltd. represent more than 10% of our outstanding common stock.

     3. Mr. Robert Jeffery was issued 446,400 shares of our common stock. The shares issued to Mr. Jeffrey represent more than 10% of our outstanding common stock

     4.   Mr. Lex Hoos was issued 99,200 shares of our common stock.

     5.   Mr. Eric Paakspuu was issued 99,200 shares of our common stock


Mr. Neil Morgan, our president, secretary, treasurer and director, was our sole officer and director prior to completion of the acquisition of Mega Tools Ltd.

Mr. Robert Jeffery, a shareholder who owns in excess of 10% of our common stock, has advanced unsecured shareholders loans to us which bear interest at the rate of 10.25% per annum. The loans are repayable in full by us on October 1, 2002. Until maturity, we are required to make quarterly payments of interest to Mr. Jeffery. The principal amount of this loan was $59,643 as at December 31, 2001 and $66,689 as at December 31, 2000.

Envision Worldwide Products Ltd. is a party to a shareholders agreement with Ms. Maria Morgan and Mr. Neil Morgan whereby Envision Worldwide Products Ltd. has agreed to vote their shares of common stock such that our board of directors will consist of three directors, two of whom will be selected by Maria Morgan and one of whom will be selected by Envision Worldwide Products Ltd. We are not party to this shareholder agreement. Our board of directors currently consists of two directors as the nominee of Envision Worldwide Products Ltd. has resigned and no replacement has been appointed. Envision Worldwide Products Ltd. has directed that Neil Morgan be authorized to designate the replacement director on its behalf.

Mr. Neil Morgan, our president, secretary, treasurer and a director, and his spouse, Mrs. Maria Morgan, beneficially own 4,017,600 shares of our common stock, representing 55.9% of our outstanding voting shares. Worldwide Envision Products Ltd. owns 1,537,600 shares of our common stock, representing 21.4% of our outstanding common stock. Accordingly, the Morgan Family and Envision Worldwide Products Ltd. have the ability to elect all of our directors and have the ability to approve or disapprove all significant corporate transactions to which we are a party. This ability to exercise control over all matters requiring shareholder approval allows these parties to take actions or refrain from taking actions that may be contrary to the interests of other shareholders.

Ms. Maria Morgan, the spouse of Mr. Neil Morgan, our chief executive officer, is the office manager of our Langley, British Columbia head office. We paid
$21,312  to  Ms.  Morgan  in  2001  as  compensation  for  these  services.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     EXHIBITS

EXHIBIT
NUMBER  DESCRIPTION
        --------------------
3.1     Articles  of  Incorporation  (1)
3.2     Articles of Amendment changing our name to Mega Pro Tools Corporation(1)
3.3     Articles  of  Amendment  changing  our  name  to  MegaPro Tools Inc. (1)
3.4     Articles  of  Amendment  amending  Article  6  (1)
3.5     Amended  By-Laws  (1)
4.1     Share  Certificate  (1)
5.1     Opinion  of  Cane  &  Company,  LLC,  with  consent  to  use  (1)
10.1 Acquisition Agreement dated September 30, 1999 between us and Ms. Maria Morgan, Envision Worldwide Products Ltd., Mr. Robert Jeffery, Mr. Lex Hoos and Mr. Eric Paakspuu (1)
10.2    Jore  Sublicense  Agreement  for  Canada  (1)
10.3    Jore  Sublicense  Agreement  for  US  (1)
10.4    National  Account  License  Agreement  for  Canada  (1)
10.5    National  Account  License  Agreement  for  US  (1)
10.6    Regular  Account  License  Agreement  for  Canada  (1)
10.7    Regular  Account  License  Agreement  for  US  (1)

Notes:

     (1) Filed as an exhibit to the Registrant's Form SB-2 registration statement, as amended, filed with the Securities and Exchange originally on July 3, 2000 and as amended through April 23, 2001.

     (b)  REPORTS  ON  FORM  8-K

No Current Reports on Form 8-K were filed by the Company during the year ended December 31, 2001.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEGAPRO  TOOLS  INC.


By:  /s/  Neil Morgan
     ___________________________________
     Neil Morgan
     Chief  Executive  Officer
     Chief  Financial  Officer
     President,  Secretary  and  Treasurer
     Director
     Date:     March  26,  2002


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Neil Morgan
     ___________________________________
     Neil  Morgan
     Chief  Executive  Officer
     Chief  Financial  Officer
     President,  Secretary  and  Treasurer
     Director
     (Principal  Executive  Officer)
     (Principal  Financial  Officer  and  Principal  Accounting  Officer)
     Director
     Date:     March  26,  2002




By:  /s/ Joseph Piscitelli
     ____________________________________
     Joseph Piscitelli
     Director
     Date:     March  26,  2002