Form 10QSB
period 2002-03-31
MEGAPRO TOOLS INC
filed 2002-05-15
CIK 1107206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  March  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period      to


          Commission  File  Number     000-32013
                                       ---------

                               MEGAPRO TOOLS INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

     NEVADA                                       91-2037081
---------------------------------                 ----------------------------
(State or other jurisdiction of                   (IRS Employer Identification
incorporation or organization)                    No.)


#5-5492 PRODUCTION BOULEVARD
SURREY, BRITISH COLUMBIA, CANADA                  V3S 8P5
---------------------------------------           -----------
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:   (604) 533-1777
                                                  --------------

                                 NOT APPLICABLE
          --------------------------------------------------------------------
          (Former  name,  former  address  and  former  fiscal  three  months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,180,100 shares of common stock, $0.001 par value outstanding as of May 10, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

--------------------------------------------------------------------------------
                                                           MegaPro  Tools,  Inc.
                                                     Consolidated Balance Sheets

                                                    March 31,       December 31,
                                                         2002               2001
--------------------------------------------------------------------------------
                                                   (Unaudited)       (Audited)

Assets

Current
  Cash                                              $    10,662    $    8,241
  Accounts receivable                                    79,759       197,335
  Income taxes refundable                                17,996        17,996
  Inventories                                           349,292       375,250
  Prepaid expenses                                        9,692         7,305
                                                    ----------------------------
Total Current Assets                                    467,401       606,127

Fixed assets                                            206,616       209,112

Deferred compensation (Note 6)                          403,229             -

Deferred income taxes                                    92,256        60,012
                                                    ----------------------------

Total Assets                                        $ 1,169,502    $  875,251
================================================================================

Liabilities and Stockholders' Equity

Current
  Bank indebtedness                                 $    24,366    $   23,839
  Accounts payable                                      174,256       241,721
  Accrued liabilities                                     9,451        27,869
  Director's loan payable                                20,000        20,000
  Loans and notes payable (Note 4)                       86,250        88,680
                                                    ----------------------------
Total Liabilities                                       314,323       402,109
                                                    ----------------------------

Stockholders'  equity
  Common stock                                            7,178         6,847
  Additional paid-in capital                            838,180       361,111
  Accumulated other comprehensive loss
    Foreign currency translation adjustment             (29,912)      (28,448)
  Retained earnings                                      39,733       133,632
                                                    ----------------------------
Total Stockholders' Equity                              855,179       473,142
                                                    ----------------------------

Total Liabilities and Stockholders' Equity          $ 1,169,502    $  875,251
================================================================================



    The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                                           Consolidated Statements of Operations
                                                                     (Unaudited)

                                              Three  Months  Ended
                                            March 31,     March 31,
                                               2002          2001
--------------------------------------------------------------------------------

Sales                                       $  217,943   $  401,760

Cost of goods sold                             143,523      265,777
                                            ------------------------
Gross profit                                    74,420      135,983
                                            ------------------------

Expenses
  Accounting and legal                          24,457       14,720
  Automotive                                       432        1,575
  Bad debts (recovery)                            (564)         675
  Consultant's fees (Note 6a)                   46,171            -
  Commissions                                    4,152        5,223
  Depreciation                                   5,279        6,254
  Director's fees (Note 6b)                     28,000            -
  Insurance                                      2,183        2,259
  Office and miscellaneous                       4,446        6,686
  Property taxes                                   744          746
  Repairs and maintenance                          420          566
  Utilities                                      2,453        2,204
  Travel and promotion                          18,326        7,769
  Wages and benefits                            70,200       82,609
                                            ------------------------
                                               206,699      131,286
                                            ------------------------
Operating (loss) income                       (132,279)       4,697
                                            ------------------------

Other income (expense)
  Royalties (net)                                7,198        6,559
  Rentals                                        1,412        1,550
  Interest and bank charges                     (2,531)      (2,916)
                                            ------------------------
                                                 6,079        5,193
                                            ------------------------
(Loss) income before income taxes             (126,200)       9,890
Income tax (benefit) expense
  Deferred                                     (32,301)       7,652
                                            ------------------------

Net (loss) income for the period            $  (93,899)  $    2,238
====================================================================

Basic and diluted (loss) income per share   $    (0.01)  $        -
                                            ========================

Weighted average shares outstanding          7,171,433    6,847,100
                                            ========================



    The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------------------------------------
                                                                                       MegaPro Tools, Inc.
                                                Consolidated Statements of Changes in Stockholders' Equity
                                                                                               (Unaudited)
----------------------------------------------------------------------------------------------------------
                                                                       Accumulated
                                                                             Other                  Total
                                                               Additional  Compre-                 Stock-
                                                Common Stock     Paid-in   hensive    Retained   holders'
                                              Shares    Amount   Capital      Loss    Earnings     Equity
----------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                 6,847,100  $ 6,847  $361,111  $(28,448)  $ 133,632   $473,142
Share capital issued on:
  January 15, 2002 $1.40 per share
   (Note 6a)                                 321,000      321   449,079         -           -    449,400
  February 27, 2002 $2.80 per share
   (Note 6b)                                  10,000       10    27,990         -           -     28,000
                                           ---------------------------------------------------------------
                                           7,178,100    7,178   838,180   (28,448)    133,632    950,542
                                           ---------------------------------------------------------------

Foreign currency adjustment                        -        -         -    (1,464)          -     (1,464)
Net loss for the period                            -        -         -         -     (93,899)   (93,899)
                                           ---------------------------------------------------------------
Comprehensive loss for the period                  -        -         -    (1,464)    (93,899)   (95,363)
                                           ---------------------------------------------------------------

Balance, March 31, 2002 (Unaudited)        7,178,100  $ 7,178  $838,180  $(29,912)  $  39,733   $855,179
==========================================================================================================



    The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)

                                                       Three  Months  Ended
                                                       March 31,   March 31,
                                                           2002       2001
--------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities

  Net (loss) income for the period                    $(93,899)  $  2,238
  Adjustments to reconcile net loss for
    the period to cash used in operating
    activities
  Depreciation                                           5,279      6,254
  Stock compensation                                    74,171          -
  Deferred income taxes                                (32,301)     7,652
  (Increase) decrease in assets
  Accounts receivable                                  117,515     95,351
  Inventories                                           25,889     (4,156)
  Prepaid expenses                                      (2,390)     1,624
  Increase (decrease) in liabilities
  Accounts payable                                     (65,804)   (79,015)
  Accrued liabilities                                  (19,540)   (20,416)
                                                      --------------------
                                                         8,920      9,532
                                                      --------------------
Investing activities
  Purchase of fixed assets                              (2,923)    (7,572)
                                                      --------------------
Financing activities
  Increase (decrease) in bank indebtedness                 549    (20,187)
  Repayment of loans                                    (2,352)    (2,734)
                                                      --------------------
                                                        (1,803)   (22,921)
                                                      --------------------
Foreign currency translation adjustment
  effect on cash balances                               (1,773)       136
                                                      --------------------

Increase (decrease) in cash during the period            2,421    (20,825)
Cash, beginning of period                                8,241     40,559
                                                      --------------------
Cash, end of period                                   $ 10,662   $ 19,734
==========================================================================

Supplemental Information

  Interest paid                                       $  2,552   $  4,292
  Income taxes paid                                          -        504
  Non-cash financing activities
    - Stock compensation                               477,400          -



    The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                                      Notes to Consolidated Financial Statements
                                                                     (Unaudited)

March  31,  2002
--------------------------------------------------------------------------------

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2001 and notes thereto included in the Company's annual report filed on Form 10-KSB with the Securities and Exchange Commission. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                              Notes to Consolidated Interim Financial Statements
                                                                     (Unaudited)

March  31,  2002
--------------------------------------------------------------------------------

3.     Segmented  Information

The Company has determined that it operates in one industry, in the manufacture and sale of tools. Based upon the Company's internal reporting structure the Company has business segments located in Canada and the United States. Sales are attributed to Canada and the United States based upon the subsidiary's location. Following is information about the Company's geographic segments:

                                     Three  Months  Ended
                                   March  31,      March  31,
                                        2002             2001
                                   -------------------------

Revenues
  United States                    $     126,319   $273,599
  Canada                                  91,624    128,161
                                   -------------------------
                                   $     217,943   $401,760
                                   =========================
Income (Loss) From Operations
  United States                    $    (100,670)  $ 28,299
  Canada                                 (31,609)   (23,602)
                                   -------------------------
                                        (132,279)     4,697
  Royalties and other income               8,610      8,109
  Interest and bank charges               (2,531)    (2,916)
  Income taxes benefit (expense)          32,301     (7,652)
                                   -------------------------
Net (loss) income for the period   $     (93,899)  $  2,238
                                   =========================
Capital Expenditures
  United States                    $           -   $      -
  Canada                                   2,923      7,572
                                   -------------------------
                                   $       2,923   $  7,572
                                   =========================

                                     March 31,  December 31,
                                         2002          2001
                                   -------------------------
Long-term Identifiable Assets
  United States                    $      48,394   $ 50,142
  Canada                                 158,222    158,970
                                   -------------------------
                                   $     206,616   $209,112
                                   =========================


--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                              Notes to Consolidated Interim Financial Statements
                                                                     (Unaudited)

March 31, 2002
--------------------------------------------------------------------------------

4.     Loans  and  Notes  Payable

                                                      March 31,     December 31,
                                                           2002             2001
                                                      --------------------------
Payable to a stockholder of the Company,
  unsecured, with quarterly payments of interest
  only at 10.25% per annum, matures October 1, 2002   $    59,591   $     59,643

Bank of Montreal, collaterialized by a first
  mortgage on the Company's real estate, repayable
  $784 monthly plus interest at bank prime lending
  rates plus 1.5% per annum, due on demand with an
  agreed upon repayment schedule                           26,659         29,037
                                                      --------------------------
                                                      $    86,250   $     88,680
                                                      ==========================

--------------------------------------------------------------------------------

5.     Stock  Options

A summary of the status of the Company's stock options outstanding as of March 31, 2002 is presented below:

                                          Vesting      Expiry     Exercise
                               Number        Date        Date        Price
                               -------------------------------------------

Granted January 20, 2000       130,000    20-Jan-00    20-Jan-05    $ 0.85
Granted October 16, 2001        12,500    16-Oct-01    16-Oct-03      1.50
Granted October 16, 2001        12,500    16-Apr-02    16-Oct-03      1.50
Granted October 16, 2001        12,500    16-Oct-02    16-Oct-03      1.50
Granted October 16, 2001        12,500    16-Apr-03    16-Oct-03      1.50
                               -------
                               180,000
                               =======

--------------------------------------------------------------------------------

6.     Stock  Compensation

(a) On January 15, 2002 the Company entered into a two year agreement with a business combination consultant to provide services with the objective of increasing the Company's revenues and earnings and expanding its business. In consideration for these services the Company issued 321,000 shares of the Company's common stock. The Company recorded compensation expense of $449,400 for this contract based upon the fair market value of the common stock on the date of issue. The compensation expense is being amortized over the two year term of the contract with $46,171 expensed during the current period and the balance of $403,229 being deferred and amortized to expense in future periods.

(b) On February 27, 2002 the Company issued 10,000 shares of the Company's common stock as consideration for director's services. The Company recorded compensation expense of $28,000 in the current period based upon the fair market value of the common stock on the date of issue.

--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                              Notes to Consolidated Interim Financial Statements
                                                                     (Unaudited)

March 31, 2002
--------------------------------------------------------------------------------

7.     Related  Party  Transaction
                                                      Three  Months  Ended
                                                    March  31,    March  31,
                                                         2002         2001
                                                    ------------------------
Interest on the promissory note payable to a
  significant stockholder of the Company            $  1,145     $  1,654

--------------------------------------------------------------------------------

8.     Sales  Concentration
                                                        Three Months Ended
                                                      March 31,     March 31,
                                                           2002         2001
                                                      -----------------------
Sales to one U.S. segment customer                    $  25,896    $  45,539
Sales to another U.S. segment customer                   28,043       36,362
Sales to a third U.S. segment customer                        -       80,208
                                                      -----------------------
                                                      $  53,939    $ 162,109
                                                      =======================

Accounts receivable from one U.S.segment customer     $  10,618    $       -
Accounts receivable from anorther U.S. segment
  customer                                                    -       45,539
Accounts receivable from a third U.S. segment
  customer                                                    -       79,713
                                                      -----------------------
                                                      $  10,618    $ 125,252
                                                      =======================

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

Our expenses include salaries and employee benefits, travel and promotion, commissions paid on the sales of our screwdriver products and administrative costs including accounting and legal expenses, depreciation and other expenses associated with our office in Surrey, British Columbia, Canada. Our costs of goods sold consist primarily of patent royalty payments, payments to outside manufacturers, raw materials, labor, shipping and other manufacturing expenses associated with production and packaging of our screwdriver products. Other expenses consist primarily of interest on our long-term debt.

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

RESULTS  OF  OPERATIONS

Revenue

Net revenues decreased significantly to $217,943 for the three months ended March 31, 2002 from $401,760 for the three months ended March 31, 2001. We experienced a decrease in revenues in both the United States and in Canada, our two principal markets. Revenues from sales in the United States decreased to $126,319 from $273,599, representing a decrease of 53.8%. Revenues from sales in Canada decreased to $91,624 from $128,161, representing a decrease of 28.5%. The decrease in revenues was generally attributable to the slow-down in the North American economy during the fourth quarter of 2001 and the first quarter of 2002. The decrease in sales reduced our cash flow and reduced our ability to complete sales in the first quarter of 2002. We expect that revenues of our current products for the second quarter will be comparable to revenues achieved during 2001 on a per month basis based on sales orders in April and May (to date). The decrease in sales in Canada was also attributable to a decrease in sales to Home Depot Canada caused by a withdrawal of sales of our screwdriver products to Home Depot Canada in the third quarter of 2001.

We are attempting to increase revenue by launching additional products, including our Megapro Multi Q-C screwdriver, our Megapro cordless electric screwdriver and our Power2Bits double ended screwdriver bits with grooves for power tools. Any increased revenue from these new products will not be realized until the second quarter of 2002. There is no assurance that these additional products will enable us to increase our revenues.

Costs  of  Goods  Sold  and  Gross  Profit

Cost of goods sold decreased to $143,523 for the three months ended March 31, 2002 from $265,777 for the three months ended March 31, 2001. The decrease in cost of goods sold is attributable in part to a decrease in sales during the first quarter of 2002. Cost of goods sold as a percentage of sales decreased marginally to 65.8% during the first quarter of 2002, compared to 66.1% during the first quarter of 2002.

We continue to evaluate means of reducing cost of goods sold by having certain components of our screwdriver products manufactured by non-U.S. manufacturers. However, we have not implemented non-U.S. manufacturing as of this date.

Our gross profit decreased to $74,420 for the three months ended March 31, 2002 from $135,983 for the three months ended March 31, 2001, representing a decrease of $61,563 or 45%. The decrease in gross profits was attributable to our decreased revenues and a proportionate decrease in our costs of goods sold.

We anticipate that costs of goods sold will increase as we launch sales of additional products, including our Megapro Multi Q-C screwdriver, our Megapro cordless electric screwdriver and our Power2Bits double ended screwdriver bits. We will attempt to maintain or increase our gross profit margin for sales of new products.

Expenses

Our expenses increased to $206,699 for the three months ended March 31, 2002 from $131,286 for the three months ended March 31, 2001. The increase of $75,413 was primarily attributable to stock compensation expense during the first quarter of 2002 in the amount of $74,171. This stock compensation expense was comprised of an expense in the amount of $46,171 attributable to services rendered under a consultant contract and an expense in the amount of $28,000 attributable to director's fees paid to Mr. Joseph Piscitelli, our new director.

The largest component of our expenses was wages and benefits. Wages and benefits were $70,200 for the three months ended March 31, 2002 compared to $82,609 for the three months ended March 31, 2001, representing a decrease in wages in benefits of $12,409. The reduction in wages and benefits was the result of a reduction to our Surrey, British Columbia staff by two full time employees at the beginning of 2001. We have delayed the hiring of an office manager until such time as we achieve additional financing and pursue our plan of operations to expand our current business.

Our accounting and legal costs increased to $24,457 for the three months ended March 31, 2002 from $14,720 for the three months ended March 31, 2001, representing an increase of $9,737. We incurred higher accounting and legal costs due to completion of our Form 10-KSB annual report in the first quarter of 2002. We will continue to incur accounting and legal costs during 2002 compared to 2001 as a result of our being a reporting company under the Securities Exchange Act of 1934.

Our travel and promotion expenses increased to $18,326 for the three months ended March 31, 2002 from $7,769 for the three months ended March 31, 2001. This increase resulted from a management decision to reduce the number of trade shows attended by us during 2001. Management has determined to increase travel and promotion expenses in 2002 in connection with our launch of new products. We anticipate that these expenses will continue to increase in 2002 compared to 2001 as we undertake marketing efforts for our new products.

We anticipate that our expenses will increase during the second quarter of 2002 as we undertake the product launch of our new Multi Q-C screwdrivers, our cordless electric screwdrivers and our Power2Bits screwdriver bits. Expenses will include marketing expenses and expenses associated with increasing inventory of new products for anticipated sales. These expenses will be incurred in the second and third quarters of 2002 in anticipation of sales for the 2002 Christmas season. Accordingly, we may not realize revenues to cover these expenses until the fourth quarter of 2002 and 2003. The extent of the expenses we incur in launching these new products will depend on the markets we target and the extent of the marketing campaign that we undertake. We are currently evaluating our target market options. These target market options for our new products include targeting the retail market and targeting the consumer directly.

Loss  Before  Income  Taxes

We incurred a loss before income taxes of $126,200 for the three months ended March 31, 2002 compared to income before income taxes of $9,890 for the three months ended March 31, 2001. The decrease to our income before income taxes and our resulting loss before income taxes was primarily attributable to our increased expenses and our decrease in revenues.

Net  Loss

We incurred a loss after income taxes of $93,899 for the three months ended March 31, 2002 compared to net income of $2,238 for the three months ended March 31, 2001. Our net loss during the first quarter of 2002 was primarily attributable to the non-cash stock compensation expense component of our increased expenses.

FINANCIAL  CONDITION

Liquidity  and  Capital  Resources

Our cash position was $10,662 on March 31, 2002, compared to $8,241 on December 31, 2001. Our working capital position was $153,078 on March 31, 2002, compared to $204,018 on December 31, 2001.

Net cash provided by operating activities was $8,920 for the three months ended March 31, 2002, compared to net cash provided by operating activities of $9,532 for the three months ended March 31, 2001. Cash provided by operating activities included $117,515 attributable to a reduction in accounts receivable. This reduction to accounts receivable is a seasonal trend attributable to payment by our customers of orders of products for the 2001 Christmas season. We had a corresponding reduction in accounts payable in the amount of $65,804 attributable to payments made by us in respect of costs incurred in completing production for the 2001 Christmas season.

Net cash used for investment activities was $2,923 for the three months ended March 31, 2002 compared to $7,572 for the three months ended March 31, 2001. Net cash used in investment activities consisted exclusively of property and equipment purchases, net of property and equipment sales.

Net cash used in financing activities was $1,803 for the three months ended March 31, 2002, compared to net cash used in financing activities of $22,921 for the three months ended March 31, 2001. The cash used in financing activities was attributable to the repayment of current portions of our current long term indebtedness, including our bank indebtedness. We did not complete any sales of our common stock during the three months ended March 31, 2002.

Historically, we have funded our business operations primarily from net operating income. We have also relied on loans from the Bank of Montreal and Mr. Robert Jeffery, one of our shareholders, and sales of our common stock to fund business operations.

We obtained a fixed loan from the Bank of Montreal in 1998. This loan is payable on demand with an agreed upon repayment schedule requiring payments of $784 per month, plus interest at the bank's funding rates, plus 1.5% per annum. The principal amount of the outstanding loan was $26,659 as at March 31, 2002, compared to $29,037 as at December 31, 2001.

Mr. Robert Jeffery, one of our shareholders, has advanced us an unsecured loan at an interest rate of 10.25% per annum. The loans are repayable in full on October 1, 2002. Until maturity, we are required to make quarterly payments of interest to Mr. Jeffery. The principal amount of this loan was $59,591 as at March 31, 2002, compared to $59,643 as at December 31, 2001.

We will require additional financing of $500,000 in order to complete our planned expansion into the retail market and to launch our new products, as discussed above under the section entitled plan of operations. We anticipate our revenues from existing operations will be sufficient to cover our current costs of goods sold and expenses. We anticipate that the new funds required to enable us to pursue our business expansion will be raised through private placement sales of our common stock. We have no arrangements in place for any private placement financings and there is no assurance that we will be able to complete any private placement financings.

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


Item  2.  Changes  in  Securities

We issued 10,000 shares of common stock on March 13, 2002 to Mr. Joseph Piscitelli, one of our directors, upon the appointment of Mr. Piscitelli to our board of directors. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act") in consideration of Mr. Piscitelli agreeing to act as one of our directors. The 10,000 shares of common stock are restricted shares as defined in the Securities Act.


Item  3.  Defaults  upon  Senior  Securities

None.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending March 31, 2002.


Item  5.  Other  Information

None.


Item  6.  Exhibits  and  Reports  on  Form  8-K.


EXHIBITS

Exhibit  99.1     Risk  Factors


REPORTS  ON  FORM  8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


Date:  May 13, 2002


MEGAPRO TOOLS INC.


By:  /s/ Neil Morgan
    -----------------------------------
     NEIL MORGAN,
     President, Secretary and Treasurer