Form 10QSB
period 2002-06-30
MEGAPRO TOOLS INC
filed 2002-08-14
CIK 1107206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  June  30,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period ___________ to ____________


          Commission  File  Number     000-32013
                                       ---------

                               MEGAPRO TOOLS INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

     NEVADA                                            91-2037081
-------------------------------                        --------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)


#5-5492 PRODUCTION BOULEVARD
SURREY, BRITISH COLUMBIA, CANADA                       V3S  8P5
----------------------------------------               ------------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:        (604) 533-1777
                                                       --------------

                                 NOT APPLICABLE
           -----------------------------------------------------------------
          (Former  name,  former  address  and  former  fiscal  six  months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,205,100 shares of common stock, $0.001 par value outstanding as of July 31, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.


--------------------------------------------------------------------------------
                                                           MegaPro  Tools,  Inc.
                                                     Consolidated Balance Sheets
                                                          (Stated in U.S. Funds)

                                                June 30,   December 31,
                                                   2002           2001
--------------------------------------------------------------------------------
                                               (Unaudited)    (Audited)
Assets

Current
  Cash                                         $   75,715   $  8,241
  Accounts receivable                             172,416    197,335
  Income taxes refundable                          17,996     17,996
  Inventories                                     302,254    375,250
  Prepaid expenses                                 13,947      7,305
                                               ----------------------
Total Current Assets                              582,328    606,127

Fixed assets                                      209,437    209,112

Deferred compensation (Note 7)                    347,208          -

Deferred income taxes                             106,523     60,012
                                               ----------------------

Total Assets                                   $1,245,496   $875,251
=====================================================================

Liabilities and Stockholders' Equity

Liabilities

Current
  Bank indebtedness                            $   13,943   $ 23,839
  Accounts payable                                192,719    241,721
  Accrued liabilities                              17,467     27,869
  Director's loan payable (Note 3)                100,019     20,000
  Loans and notes payable (Note 5)                 88,068     88,680
                                               ----------------------
Total Liabilities                                 412,216    402,109
                                               ----------------------

Stockholders'  equity
  Common stock                                      7,205      6,847
  Additional paid-in capital                      878,653    361,111
  Accumulated other comprehensive loss
    Foreign currency translation adjustment       (20,681)   (28,448)
  Retained earnings (accumulated deficit)         (31,897)   133,632
                                               ----------------------
Total Stockholders' Equity                        833,280    473,142
                                               ----------------------

Total Liabilities and Stockholders' Equity     $1,245,496   $875,251
=====================================================================


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
                                                                     (Unaudited)

                                Three Months Ended          Six Months Ended
                               June 30,     June 30,     June 30,     June 30,
                                 2002         2001         2002         2001
--------------------------------------------------------------------------------


Sales                        $  315,845   $  304,174   $  533,787   $  705,934

Cost of goods sold              217,717      228,454      361,240      494,231
                             ---------------------------------------------------
Gross profit                     98,128       75,720      172,547      211,703
                             ---------------------------------------------------

Expenses
  Accounting and legal           24,861       16,954       49,318       31,674
  Automotive                        563        2,225          994        3,800
  Bad debts (recovery)            2,384         (201)       1,820          474
  Consultant's fees (Note 7a)    56,021            -      102,192            -
  Commissions                     3,490        5,525        7,642       10,748
  Depreciation                    5,468        6,462       10,747       12,716
  Director's fees (Note 7b)           -            -       28,000            -
  Insurance                       2,291        2,465        4,474        4,724
  Office and miscellaneous        1,496        3,101        5,942        9,787
  Property taxes                    778          946        1,522        1,692
  Repairs and maintenance           392          413          812          979
  Travel and promotion           21,791       18,445       40,116       26,214
  Utilities                       2,213        1,537        4,666        3,741
  Wages and benefits             61,428       66,939      131,628      149,548
                             ---------------------------------------------------
                                183,176      124,811      389,873      256,097
                             ---------------------------------------------------
Operating loss                  (85,048)     (49,091)    (217,326)     (44,394)
                             ---------------------------------------------------

Other income (expense)
  Royalties (net)                 5,161        3,220       12,359        9,779
  Rentals and sundry              1,689        1,465        3,101        3,015
  Interest and bank charges      (3,492)      (3,240)      (6,022)      (6,156)
                             ---------------------------------------------------
                                  3,358        1,445        9,438        6,638
                             ---------------------------------------------------
Loss before income taxes        (81,690)     (47,646)    (207,888)     (37,756)

Income tax benefit
  Deferred                      (10,058)     (17,630)     (42,359)      (9,978)
                             ---------------------------------------------------


Net loss for the period      $  (71,632)  $  (30,016)  $ (165,529)  $  (27,778)
================================================================================

Basic and diluted loss per
  share                      $    (0.01)  $        -   $    (0.02)  $        -
                             ===================================================

Weighted average shares
  outstanding                 7,187,100    6,847,100    7,179,267    6,847,100
                             ===================================================



   The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------------------------------
                                                                               MegaPro  Tools,  Inc.
                                  Consolidated Interim Statements of Changes in Stockholders' Equity
                                                                              (Stated in U.S. Funds)
                                                                                         (Unaudited)

                                                                            Accumu-
                                                                            lated    Retained
                                                                Addi-       Other    Earnings    Total
                                                       Common   tional      Compre-   (Accumu-   Stock-
                                                       Stock    Paid-in     hensive     lated    holders'
                                             Shares    Amount   Capital     Loss      Deficit)   Equity
                                          ---------------------------------------------------------------

Balance, December 31, 2001                6,847,100  $ 6,847  $361,111  $(28,448)  $ 133,632   $ 473,142
Share capital issued in:
  January  2002 $1.40 per share
   (Note 7a)                                321,000      321   449,079         -           -     449,400
  February  2002 $2.80 per share
   (Note 7b)                                 10,000       10    27,990         -           -      28,000
  May 2002  Stock options exercised
   at $1.50 per share                        27,000       27    40,473         -           -      40,500
                                          ---------------------------------------------------------------
                                          7,205,100    7,205   878,653   (28,448)    133,632     991,042
                                          ---------------------------------------------------------------

Foreign currency adjustment                       -        -         -     7,767           -       7,767
Net loss for the period                           -        -         -         -    (165,529)   (165,529)
                                          ---------------------------------------------------------------

Comprehensive loss for the period                 -        -         -     7,767    (165,529)   (157,762)
                                          ---------------------------------------------------------------

Balance, June 30, 2002 (Unaudited)        7,205,100  $ 7,205  $878,653  $(20,681)  $ (31,897)  $ 833,280
=========================================================================================================



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
                                                                     (Unaudited)

                                                        Six  Months  Ended
                                                       June 30,    June 30,
                                                         2002        2001
--------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities

  Net loss for the period                             $(165,529)  $(27,778)
  Adjustments to reconcile net loss for
    the period to cash provided by (used in)
    operating activities
  Depreciation                                           10,747     12,716
  Stock compensation                                    130,192          -
  Deferred income taxes                                 (42,359)    (9,978)
  (Increase) decrease in assets
    Accounts receivable                                  27,889    193,449
    Inventories                                          75,361     43,796
    Prepaid expenses                                     (6,561)   (37,749)
  Increase (decrease) in liabilities
    Accounts payable                                    (48,769)   (95,924)
    Accrued liabilities                                 (12,707)   (40,543)
                                                      ---------------------
                                                        (31,736)    37,989
                                                      ---------------------

Investing activities
  Purchase of fixed assets                               (3,436)   (21,651)
                                                      ---------------------

Financing activities
  Increase (decrease) in bank indebtedness              (10,725)    (3,902)
  Repayment of loans                                     (4,789)    (6,926)
  Repayment of notes payable                                  -     (3,261)
  Advances from director                                 80,019          -
  Share capital issued                                   40,500          -
                                                      ---------------------
                                                        105,005    (14,089)
                                                      ---------------------

Foreign currency translation adjustment
  effect on cash balances                                (2,359)     1,288
                                                      ---------------------

Increase in cash during the period                       67,474      3,537
Cash, beginning of period                                 8,241     40,559
                                                      ---------------------

Cash, end of period                                   $  75,715   $ 44,096
===========================================================================
Supplemental Information
  Interest paid                                       $   4,044   $  6,593
  Non-cash financing activities
    - Common stock issued for services                $ 477,400   $      -
===========================================================================




    The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                              Notes to Consolidated Interim Financial Statements
                                                          (Stated in U.S. Funds)
                                                                     (Unaudited)
June  30,  2002
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

--------------------------------------------------------------------------------

3.     Director's  Loan  Payable

The director's loan payable has no specific terms of repayment. It is due on demand, unsecured and bears interest at 10.25% per annum.

--------------------------------------------------------------------------------

                                                             MegaPro Tools, Inc.
                              Notes to Consolidated Interim Financial Statements
                                                          (Stated in U.S. Funds)
                                                                     (Unaudited)
June  30,  2002
--------------------------------------------------------------------------------

4.     Segmented  Information

The Company has determined that it operates in one industry, in the manufacture and sale of tools. Based upon the Company's internal reporting structure the Company has business segments located in Canada and the United States. Sales are attributed to Canada and the United States based upon the subsidiary's location. Following is information about the Company's geographic segments:


                            Three Months Ended      Six Months Ended
                            June 30,   June 30,   June 30,    June 30,
                               2002       2001       2002        2001
                            -------------------------------------------

Revenues
  United States             $191,420   $182,789   $ 317,738   $456,388
  Canada                     124,425    121,385     216,049    249,546
                            -------------------------------------------
                            $315,845   $304,174   $ 533,787   $705,934
                            ===========================================

Loss From Operations
  United States             $(45,203)  $(56,245)  $(145,871)  $(27,946)
  Canada                     (39,845)     7,154     (71,455)   (16,448)
                            -------------------------------------------
                             (85,048)   (49,091)   (217,326)   (44,394)

Royalties and other income     6,850      4,685      15,460     12,794
Interest and bank charges     (3,492)    (3,240)     (6,022)    (6,156)
Income tax benefit            10,058     17,630      42,359      9,978
                            -------------------------------------------
Net loss for the period     $(71,632)  $(30,016)  $(165,529)  $(27,778)
                            ===========================================

Capital Expenditures
  United States             $      -   $      -   $       -   $      -
  Canada                         514     14,079       3,436     21,651
                            -------------------------------------------
                            $    514   $ 14,079   $   3,436   $ 21,651
                            ===========================================


                                                June 30,   December 31,
                                                   2002         2001
                                                -----------------------
Long-term Identifiable Assets
  United States                                   $  46,645   $ 50,142
  Canada                                             162,792   158,970
                                                  ---------------------
                                                  $  209,437  $209,112
                                                  =====================

--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                              Notes to Consolidated Interim Financial Statements
                                                          (Stated in U.S. Funds)
                                                                     (Unaudited)
June  30,  2002
--------------------------------------------------------------------------------

5.     Loans  and  Notes  Payable

                                                        June 30,  December 31,
                                                         2002        2001
                                                        ----------------------
Payable to a stockholder of the Company, unsecured,
  with quarterly payments of interest only at 10.25%
  per annum, matures October 1, 2002                    $ 62,553  $ 59,643

Bank of Montreal, collaterialized by a first mortgage
  on the Company's real estate, repayable  $823 monthly
  plus interest at bank prime lending rates plus 1.5%
  per annum, due on demand with an agreed upon
  repayment schedule                                      25,515    29,037
                                                        ----------------------
                                                        $ 88,068  $ 88,680
                                                        ======================

--------------------------------------------------------------------------------


6.     Stock  Options

A summary of the status of the Company's stock options outstanding as of June 30, 2002 is presented below:


                                     Vesting     Expiry   Exercise
                           Number       Date       Date     Price
                          ----------------------------------------
Granted January 20, 2000  130,000   20-Jan-00   20-Jan-05  $ 0.85
Granted October 16, 2001   10,500   16-Oct-02   16-Oct-03    1.50
Granted October 16, 2001   12,500   16-Apr-03   16-Oct-03    1.50
                          -------
                          153,000
                          =======

7.     Stock  Compensation

(a) On January 15, 2002 the Company entered into a two-year agreement with a business combination consultant to provide services with the objective of increasing the Company's revenues and earnings and expanding its business. In consideration for these services the Company issued 321,000 shares of the Company's common stock. The Company recorded compensation expense of $449,400 for this contract based upon the fair market value of the common stock on the date of issue. The compensation expense is being amortized over the two year term of the contract with $102,192 expensed during the current six month period and the balance of $347,208 being deferred and amortized to expense in future periods.

(b) On February 27, 2002 the Company issued 10,000 shares of the Company's common stock as consideration for director's services. The Company recorded compensation expense of $28,000 in the current six month period based upon the fair market value of the common stock on the date of issue.

--------------------------------------------------------------------------------
                                                             MegaPro Tools, Inc.
                              Notes to Consolidated Interim Financial Statements
                                                          (Stated in U.S. Funds)
                                                                     (Unaudited)
June  30,  2002
--------------------------------------------------------------------------------

8.     Related  Party  Transactions


                                Three Months Ended   Six Months Ended
                                 June 30, June 30,   June 30, June 30,
                                   2002     2001       2002     2001
Interest on the promissory note
  payable to a significant
  stockholder of the Company     $ 1,938  $ 1,583    $ 3,083  $ 3,237

Interest on the director's loan  $ 1,769  $     -    $ 1,769  $     -
----------------------------------------------------------------------

9.     Sales  Concentration

                           Three Months Ended     Six Months Ended
                            June 30,  June 30,   June 30,  June 30,
                              2002      2001        2002      2001
                           ----------------------------------------
Sales to one U.S.
  segment customer         $ 42,868   $ 66,508   $ 68,764  $112,047
Sales to second U.S.
  segment customer                -      2,006          -    82,214
Sales to a third U.S.
  segment customer                -     41,779          -    78,141
                           ----------------------------------------
                           $ 42,868   $110,293   $ 68,764  $272,402
                           ========================================


                                                  June 30, December 31,
                                                    2002       2001
                                                 -------------------
Accounts receivable from one U.S.segment
  customer                                       $ 30,340  $ 55,156
Accounts receivable from one Canadian
  segment customer                                      -    26,153
                                                 -------------------
                                                 $ 30,340  $ 81,309
                                                 ===================

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

Our business plan is to expand sales of our screwdriver products to the retail market. We need approximately $500,000 to $1,000,000 of capital in order to fund the expenses associated with this expansion. The amount of funding we are able obtain will determine the extent to which we can devote funds to this retail expansion. Funds that we generate from any new financings will be focused on generating sales of our new Megapro Multi Q-C screwdrivers, our Megapro electric cordless screwdrivers and our Power2Bits screwdriver and drill bits. These expenses will have a material impact on our results of operations and financial condition for future periods. We anticipate that our operating expenses will increase and earnings will decrease initially as we incur these additional expenses. Our objective is to increase our revenues as a result of increases in sales to the retail market. We anticipate that any increase in revenues will be realized in financial periods subsequent to the financial period in which we incur our increased operating expenses. If we are not successful in increasing sales to the retail market, then our increased revenues will not offset our increased operating expenses and our profitability will suffer. In this event, we may be required to raise additional capital through debt or equity financing to pay for our increased operating costs.

RESULTS  OF  OPERATIONS

Revenue

Net revenues decreased significantly to $533,787 for the six months ended June 30, 2002 from $705,934 for the six months ended June 30, 2001, representing a decrease of 24.4%. Net revenues for our second quarter increased marginally to $315,845 for the three months ended June 30, 2002 from $304,174 for the three months ended June 30, 2001, representing an increase of 3.8%. We experienced a decrease in revenues in both the United States and in Canada, our two principal markets, for the six months ended June 30, 2002 compared to 2001. Revenues from sales in the United States decreased to $317,738 from $456,388, representing a decrease of 30.4%. Revenues from sales in Canada decreased to $216,049 from $249,546, representing a decrease of 13.4%. The decrease in revenues was generally attributable to the slow-down in the North American economy during the fourth quarter of 2001 and the first quarter of 2002. The decrease in sales reduced our cash flow and reduced our ability to complete sales in the first quarter of 2002. The decrease in sales in Canada was also attributable to a decrease in sales to Home Depot Canada caused by a withdrawal of sales of our screwdriver products to Home Depot Canada in the third quarter of 2001.

We experienced a recovery in revenues during the three months ended June 30, 2002 in both the United States and Canada. Revenues from sales in the United States increased to $191,420 for this three month period, compared to $182,789 for the three months ended June 30, 2001. Revenues from sales in Canada increased to $124,425 for this three month period, compared to $121,385 for the three months ended June 30, 2001.

We are attempting to increase revenue by launching additional products, including our Megapro Multi Q-C screwdriver, our Megapro cordless electric screwdriver and our Power2Bits double ended screwdriver bits with grooves for power tools. Sales in the first six months of 2002 included sales of our Megapro Multi Q-C screwdrivers but did not include sales of our Megapro cordless electric screwdriver and our Power2Bits double ended screwdriver bits. Our sales experience to date is that the Multi Q-C screwdriver is complementing our existing product line, rather than displacing sales of our existing screwdriver products. We are targeting the fourth quarter of 2002 for increased sales, including sales of Megapro cordless electric screwdrivers and Power2Bits, due to the increase of overall retail sales during the Christmas season. We are presently incurring marketing and sales expense in the third quarter that is focussed on increasing sales during this period. Our efforts have included discussions with major retailers to secure purchase orders for our Megapro cordless electric screwdrivers and Power2Bits. Our strategy is to secure purchase orders for our new products prior to accumulating inventory, rather than incur the risk of building up inventory of these products at our own expense prior to achieving sales. We believe we will be able to secure equity or debt financing for new inventory if we receive purchase orders from major retailers.

Any increased revenue from these new products will not be realized until the third and fourth quarters of 2002. There is no assurance that these additional products or marketing efforts will enable us to increase our revenues.

Costs  of  Goods  Sold  and  Gross  Profit

Cost of goods sold decreased to $361,240 for the six months ended June 30, 2002 from $494,231 for the six months ended June 30, 2001. The decrease in cost of goods sold is attributable in part to a decrease in sales during the first six months of 2002. Cost of goods sold as a percentage of sales decreased marginally to 67.7% during the first six months of 2002, compared to 70.0% during the first six months of 2002.

Cost of goods sold decreased to $217,717 for the three months ended June 30, 2002 from $228,454 for the three months ended June 30, 2001. Cost of goods sold as a percentage of sales decreased to 68.9% during the first three months of 2002, compared to 75.1% during the first three months of 2002.

We continue to evaluate means of reducing cost of goods sold by having certain components of our screwdriver products manufactured by non-U.S. manufacturers. However, we have not implemented non-U.S. manufacturing as of this date.

Our gross profit decreased to $172,547 for the six months ended June 30, 2002 from $211,703 for the six months ended June 30, 2001, representing a decrease of $39,156 or 18.5%. The decrease in gross profits was attributable to the 24.4% decrease to our revenues during this period and a proportionate decrease in our costs of goods sold.

Our gross profit increased to $98,128 for the three months ended June 30, 2002 from $75,720 for the three months ended June 30, 2001, representing an increase of $22,408 or 29.6%. The increase in gross profit was attributable to the 3.8% increase to our revenues during this period and a 4.7% decrease in our costs of goods sold during the three month period.

We anticipate that costs of goods sold will increase as we launch sales of additional products, including our Megapro Multi Q-C screwdriver, our Megapro cordless electric screwdriver and our Power2Bits double ended screwdriver bits. We will attempt to maintain or increase our gross profit margin for sales of new products.

Expenses

Our expenses increased to $389,873 for the six months ended June 30, 2002 from $256,097 for the six months ended June 30, 2001. The increase of $133,776 was primarily attributable to a stock compensation expense in the amount of $102,192 and an amount of $28,000 recorded in connection with the issue of 10,000 shares to our new director, Mr. Joseph Piscitelli. The stock compensation expense was attributable to services rendered under a consultant contract.

Our expenses increased to $183,176 for the three months ended June 30, 2002 from $124,811 for the three months ended June 30, 2001. The increase of $58,365 was primarily attributable to stock compensation expense recorded during the second quarter of 2002 in the amount of $56,021.

The largest component of our expenses was wages and benefits. Wages and benefits were $131,628 for the six months ended June 30, 2002 compared to $149,548 for the six months ended June 30, 2001, representing a decrease in wages in benefits of $17,920. Wages and benefits were $61,428 for the three months ended June 30, 2002 compared to $66,939 for the three months ended June 30, 2001, representing a decrease in wages in benefits of $5,511. The reduction in wages and benefits was the result of a reduction to our Surrey, British Columbia staff by two full time employees at the beginning of 2001.

Our accounting and legal costs increased to $49,318 for the six months ended June 30, 2002 from $31,674 for the six months ended June 30, 2001, representing an increase of $17,644. Our accounting and legal costs increased to $24,861 for the three months ended June 30, 2002 from

$16,954 for the three months ended June 30, 2001, representing an increase of $7,907. We incurred higher accounting and legal costs due to completion of our Form 10-KSB annual report in the first quarter of 2002. We will continue to incur higher accounting and legal costs during 2002 compared to 2001 as a result of our being a reporting company under the Securities Exchange Act of 1934.

Our travel and promotion expenses increased to $40,116 for the six months ended June 30, 2002 from $26,214 for the six months ended June 30, 2001. Our travel and promotion expenses increased to $21,791 for the three months ended June 30, 2002 from $18,445 for the three months ended June 30, 2001. This increases resulted from a management decision to reduce the number of trade shows attended by us during 2001. Management has determined to increase travel and promotion expenses in 2002 in connection with our launch of new products. We anticipate that these expenses will continue to increase in 2002 compared to 2001 as we undertake marketing efforts for our new products.

We anticipate that our expenses will increase during the third and fourth quarters of 2002 as we undertake the product launch of our new Multi Q-C screwdrivers, our cordless electric screwdrivers and our Power2Bits screwdriver bits, provided we secure purchase orders for our new products. Increased expenses would include marketing expenses and expenses associated with increasing inventory of new products for anticipated sales. These expenses will be incurred in the third and fourth quarters of 2002 in anticipation of sales for the 2002 Christmas season. Accordingly, we may not realize revenues to cover these expenses until the fourth quarter of 2002 and 2003. The extent of the expenses we incur in launching these new products will depend on the extent to which we are able to secure purchase orders for our new products.

Loss  Before  Income  Taxes

We incurred a loss before income taxes of $207,888 for the six months ended June 30, 2002 compared to loss before income taxes of $37,756 for the six months ended June 30, 2001. We incurred a loss before income taxes of $81,690 for the three months ended June 30, 2002 compared to loss before income taxes of $47,646 for the three months ended June 30, 2001. The decrease to our income before income taxes and our resulting losses before income taxes were primarily attributable to our increased non-cash expenses and our decrease in revenues.

Net  Loss

We incurred a loss after income taxes of $165,529 for the six months ended June 30, 2002 compared to a net loss after income taxes of $27,778 for the six months ended June 30, 2001. We incurred a loss after income taxes of $71,632 for the three months ended June 30, 2002 compared to a net loss of $30,016 for the three months ended June 30, 2001. Our net loss during the first half of 2002 was primarily attributable to the non-cash stock compensation expense component of our increased expenses and an overall reduction in revenues.

FINANCIAL  CONDITION

Liquidity  and  Capital  Resources

Our cash position was $75,715 on June 30, 2002, compared to $8,241 on December 31, 2001. Our working capital position was $170,112 on June 30, 2002, compared to $204,018 on December 31, 2001.

Net cash used in operating activities was $31,736 for the six months ended June 30, 2002, compared to net cash provided by operating activities of $37,989 for the six months ended June 30, 2001. Accounts receivable were reduced from $197,335 as of December 31, 2001 to $172,416 as of June 30, 2002. Inventories were reduced from $375,250 as of December 31, 2001 to $302,254 as of June 30, 2002. This reduction to accounts receivable and inventories is a seasonal trend attributable to payment by our customers of orders of products for the 2001 Christmas season. We had a corresponding reduction in accounts payable from $241,721 as of December 31, 2001 to $192,719 as of June 30, 2002 attributable to payments made by us in respect of costs incurred in completing production for the 2001 Christmas season.

Net cash used for investment activities was $3,436 for the six months ended June 30, 2002 compared to $21,651 for the six months ended June 30, 2001. Net cash used in investment activities consisted exclusively of property and equipment purchases.

Net cash provided by financing activities was $105,005 for the six months ended June 30, 2002, compared to net cash used in financing activities of $14,089 for the six months ended June 30, 2001. The cash provided by financing activities included a director's loan in the amount of $80,019 advanced in the second quarter of 2002 and sales of common stock for aggregate proceeds of $40,500 during the second quarter. The cash used in financing activities was attributable to the repayment of current portions of our current long term indebtedness, including our bank indebtedness.

Historically, we have funded our business operations primarily from net operating income. We have also relied on loans from our president and director, Mr. Neil Morgan, the Bank of Montreal and Mr. Robert Jeffery, one of our shareholders, and sales of our common stock to fund business operations.

Mr. Neil Morgan, our president and one of our directors, advanced to us the amount of $80,019 as a director's loan during the three months ended June 30, 2002. We owed an aggregate of $100,019 to Mr. Morgan as of June 30, 2002. The loan is unsecured, bears interest at 10.25% per annum and has no specific terms of repayment. There is no assurance that Mr. Morgan will advance any further funds to us in order to fund our business operations.

We obtained a fixed loan from the Bank of Montreal in 1998. This loan is payable on demand with an agreed upon repayment schedule requiring payments of $823 per month, plus interest at the bank's funding rates, plus 1.5% per annum. The principal amount of the outstanding loan was $25,515 as at June 30, 2002, compared to $29,037 as at December 31, 2001.

Mr. Robert Jeffery, one of our shareholders, has advanced us an unsecured loan at an interest rate of 10.25% per annum. The loans are repayable in full on October 1, 2002. Until maturity, we are required to make quarterly payments of interest to Mr. Jeffery. The principal amount of this loan was $62,553 as at June 30, 2002, compared to $59,643 as at December 31, 2001.

We will require additional financing of $500,000 to $1,000,000 in order to complete our planned expansion into the retail market and to launch our new products, as discussed above. We anticipate our revenues from existing operations will be sufficient to cover our current costs of goods sold and expenses. We anticipate that the new funds required to enable us to pursue our business expansion will be raised through private placement sales of our common stock or through debt financing. If we are able to secure purchase orders for new products, we may also secure debt financing from banks to purchase the inventory required to meet these purchase orders. We have no arrangements in place for any equity or debt financings and there is no assurance that we will be able to complete any equity or debt financings.

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


Item  2.  Changes  in  Securities

We did not complete any unregistered sales of our common stock during our fiscal quarter ended June 30, 2002.


Item  3.  Defaults  upon  Senior  Securities

None.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending June 30, 2002.


Item  5.  Other  Information

None.


Item  6.  Exhibits  and  Reports  on  Form  8-K.


EXHIBITS


Exhibit Number     Description of Exhibit
--------------     ----------------------
     99.1          Certification  pursuant  to  pursuant  to  18  U.S.C.
                   Section 1350, as adopted  pursuant  to  Section  906  of  the
                   Sarbanes-Oxley  Act  of  2002

--------------------------------------------------------------------------------

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB

--------------------------------------------------------------------------------


REPORTS  ON  FORM  8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


Date:  August 13, 2002


MEGAPRO TOOLS INC.


By:  /s/ Neil Morgan
    -----------------------------------
     NEIL MORGAN,
     President, Secretary and Treasurer