Form 10KSB
period 2002-09-30
SPEAR & JACKSON INC
filed 2003-01-13
CIK 1107206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ ] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act
    Of 1934

[X] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act
    Of 1934

      For the transition period from January 1, 2002 to September 30, 2002


                        COMMISSION FILE NUMBER: 333-40738

                              SPEAR & JACKSON, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

         Nevada                                        91-2037081
 ---------------------------                 ---------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

           2200 Corporate Boulevard, Suite 314, Boca Raton, FL 33431
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (561) 999-9011
                            -------------------------
                            Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:   NONE.

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent period ended September 30, 2002, $7,127,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $21,823,842 as of January 6, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 12,011,122 Shares of Common Stock as of October 1, 2002

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

The discussion in this report on Form 10-KSB regarding Spear & Jackson, Inc. and its subsidiaries, and their business and operations includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or the negative thereof or variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that sounds bias over time means that actual events are bearing out as estimated in such forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

         We are in the business of manufacturing and distributing a wide range of tools and magnetic and metrology equipment under various brand names including:

o        Spear & Jackson - garden tools;
o        Neill - hand tools;
o        Bowers - bore gauges and precision measuring tools;
o        Coventry Gauges - air and other gauges;
o        CV - precision measuring instruments;
o        Robert Sorby - wood turning tools;
o        Moore & Wright - precision tools;
o        Eclipse - blades and magnetic equipment;
o        Elliot Lucas - pincers and pliers; and
o        Tyzack - builder's tools.

         We currently sell our products to industrial, commercial and retail markets throughout the world, with a significant concentration in the United Kingdom, European Union, Australia and New Zealand.

         The Company sells its products in a variety of related industries. These principally comprise:

         The non-powered hand tool industry, in which the Company has hand tool, engineer's hand tool and garden tool business interests. These products are typically sold, in industrial catalogs, hardware stores, garden centers and multiple retailers. This industry is highly mature with clearly defined traditional brand names being joined by a broad base of "house brands" easily supplied from third world manufacturers.

         The magnetic industry can be split into magnet manufacturers and magnetic integrators. The magnet users and integrators utilize the magnetic materials to produce products such as security sensors, watches, electrical windows and magnetic filters.

         The metrology industry is split into two main market segments: (i) low tolerance tools such as tape measures, rulers and carpenters protractors and
(ii) the measurement of technological precise machined components using surface roughness measuring equipment and laser measuring instruments, etc. The Company's Bowers Metrology Group presently operates in the latter market segment on a worldwide basis.

         The hobbyist and professional wood turning industry. This industry is relatively small and caters to individuals who either have reasonable disposable income, often retirees, or professional wood turners producing crafts.

Corporate Organization

         We were incorporated in December, 1998 under the laws of the state of Nevada. We conduct our business operations through our wholly owned subsidiaries, S&J Acquisition Corp., Spear & Jackson, Inc., a Florida corporation, Mega Tools Ltd. and Mega Tools USA, Inc.

         We acquired each of Mega Tools Ltd. and Mega Tools USA, Inc. on September 30, 1999. Prior to September 30, 1999, Mega Tools USA, Inc. was operated as a subsidiary of Mega Tools Ltd. We acquired Mega Tools Ltd. from Ms. Maria Morgan, Envision Worldwide Products Ltd., Mr. Robert Jeffery, Mr. Lex Hoos and Mr. Eric Paakspuu in exchange for the issuance of 6,200,000 restricted shares of our common stock. We acquired Mega Tools USA, Inc. from Mega Tools Ltd. in exchange for the payment of $340,000, which was satisfied by the issuance of a demand promissory note by us to Mega Tools Ltd. Our acquisition of Mega Tools USA, Inc. was completed immediately prior to our acquisition of Mega Tools Ltd. We had no business assets prior to the acquisition of Mega Tools Ltd. and Mega Tools USA. Mega Tools Ltd. was incorporated in British Columbia, Canada on January 7, 1994. Mega Tools USA, Inc. was incorporated under the laws of the State of Washington on April 18, 1994.

         In September 2002, we acquired all the issued and outstanding shares of Spear & Jackson plc and Bowers Group, plc owned by USI Mayfair Limited for a purchase price of 3,543,281 shares of common stock and promissory notes in the principal amount of (pound)150,000.

Products and Services

         The Company offers a comprehensive range of tools and equipment ranging from hacksaw blades to pliers from secateurs to digging forks and from a simple red magnet to a computer controlled materials handling system. The Company's product offering is supported by a pipeline of new products and extensions.

         Recent new product announcements include:

The world's strongest shovel range, a new range of shovels for use in construction, civil engineering and on landscape sites. This product line was launched in December 2002 and is the Company's most recent collaboration with JCB branded products.

In November 2002, the Company's Eclipse Magnetics operations announced that it would be supplying Jaguar with magnetic oil filters. The low and high pressure oil filters are rated to operate at 20 and 200 bar, respectively, making a significant impact in a power train plant and pressing industries.

In November 2002, the Company announced a new magnetic pickup tool, "Needle Stick." The hand-held magnetic pickup tool allows handlers of needles to safely extract and dispose of needles in a safe manner without the need for cumbersome forceps. In addition, multiple needles can be extracted in one operation.

         Neill Tools which consists of S&J Garden Tools and Neill Tools, manufactures, among other products, hand hacksaws, blades, hacksaw frames, builder's tools, riveter guns, wood saws and lawn, garden and agricultural tools, all non-powered. In addition, Neill Tools has supplemented its UK manufactured products with factored products from Far Eastern suppliers.

         Eclipse Magnetics' key products are permanent magnets (cast alloy), magnetic tools, machine tools, magnetic chucks and turnkey magnetic systems. Products range from very simple low-cost items to technically complex high value added systems. In addition, Eclipse Magnetics engages in the trading of other magnetic material sources from the Far East both to end-customers as well as parts to UK manufacturers. Eclipse is also involved in applied magnetics and supplies many areas of manufacturing with products such as separators, conveyors, lifting equipment and material handling solutions.

         The Company's metrology division comprises:

         Moore & Wright and Coventry Gauge which manufacture a wide variety of products. These products include: low technology measuring tools and hand held gauges for checking the threads, diameters and tapers of machined components. This division has supplemented its manufactured products with a range of factored items.

         Bowers Metrology which is a manufacturer of high specification metrology instruments including precision bore gauges, which measure the diameter of machined components. In addition to the core range of bore gauges, the Company also manufacturers universal gauges and hardness testing equipment.

         Robert Sorby is a manufacturer of hand held wood working tools and complementary products. The products are handcrafted with strong aesthetic appeal.

Customers

         The Company has a broad customer base with no single customer accounting for greater than 10% of total sales.

Marketing and Distribution

         The garden and hand tools are primarily sold through three main channels, retail, wholesale and industrial. The metrology and magnetics divisions sell through industrial product distributors and directly to end users. The hobby products are sold by hobby retailers and in their speciality catalogs.

         The marketing and distribution policies are dictated by the unit price of the product in the market segment for which the products are ultimately destined. High volume consumable products such as hacksaw blades are treated as commodities and sold widely via engineering distributors. Precision laboratory based measuring machines which require a technical sale, are treated as a piece of capital equipment, and are sold directly to the end users. Our products are distributed in the United Kingdom, European Union, Australasia and North America. Our products are sold through the various distribution channels supported by in-house sales professionals. Products are handled by the mass merchants, independent sales agents, engineering distributors, as well as sales direct to retailer and end users. The specific distribution routes are adopted by the divisions and reflect either the value of the product being marketed or its degree of complexity. For the high volume low unit value products such as garden tools, hand tools and certain magnetic and metrology tools the normal course of distribution is via the merchandiser or industrial tool distributors. For low volume, high unit value products such as magnetic systems the normal route would be direct to the end user.

         A significant part of the Company's operation is branding and brands strategy. Spear & Jackson has held leading brand names in its core business since 1760. Neill Tools is one of the largest British based manufacturers of hand tools with leading brand names such as Neill Tools, Eclipse, Elliott Lucas and Spear & Jackson. In the metrology division, the Moore & Wright brand has been recognized for over 100 years for its traditional craftsmanship while the Bowers name has been at the forefront of international precision measuring equipment for over 50 years. Eclipse Magnetics is a recognized brand name in the UK manufacturing industry because of its long history supplying magnetic tools. Robert Sorby is a recognized specialist in marketing its wood turning tools.

Competition

         We compete for sales of our products with many established companies including Henry Taylor and Pfeil in carving and turning tools, Fiskars and Wilkinson Sword in cutting tools and T&T in air tools. In addition, AMES/ True Temper possesses a significant share of the North American lawn and garden tools market.

Employees

         At December 31, 2002, the Company employed 835 full-time and 2 part-time employees. 512 were in manufacturing, 80 in engineering, 139 in sales and marketing, 32 in distribution and 74 in general administration. 367 of the Company's employees are subject to union agreements. Our Company's union contracts with Neill Tools at the Company's Atlas and Wednesbury UK sites come due in January 2003 and the agreements with the Bowers workforce at Bradford in the UK become due in July 2003. The Company believes its relationships with employees are good.

 Intellectual Property

         Our ability to compete effectively depends in part on the protection of our license patents and trademarks, which are used in the design, marketing and sales of our many products. We can provide no assurance to investors that the patents and trademarks licensed by us will not be challenged, invalidated, or circumvented by other manufacturers.

         The Company currently maintains the rights to 2 patents issued by the United States Patent and Trademark Office, 3 patents issued by Canada, 3 patents issued by Great Britain, 3 patents issued by Taiwan, 3 patents issued by China and 1 patent issued by APDC. The patents relate to certain tools manufactured by the Company and certain mechanisms utilized in the tools manufactured by the Company.

         The Company currently maintains the rights to 7 registered designs issued by the United States, 2 registered designs issued by Canada, 38 registered designs issued by Great Britain, 13 registered designs issued by Taiwan, 7 registered designs issued by China, 2 registered designs issued by France, 1 registered design issued by New Zealand, 1 registered design issued by Benelux, 1 registered design issued by Germany, and 1 registered design issued by India. The registered designs relate to certain tools manufactured by the Company.

ITEM 2.           DESCRIPTION OF PROPERTY.

         Our principal executive office is located at 2200 Corporate Boulevard, Suite 314, Boca Raton, Florida 33494. The premises consist of approximately 3,000 square feet. We lease the space at a monthly rate of $3,728. The lease expires in September 2003. We operate from ten sites in the United Kingdom. Six of such locations are plant facilities and four are office distribution facilities. Three of the locations are owned and the remaining seven are leased under long-term leases. We own one distribution and manufacturing facility in France. The square footage ranges from 3,000 to 240,000 square feet. In addition, we have two leased sales units located in Australia and New Zealand, respectively.

         We do not lease or own any other real property.

ITEM 3.           LEGAL PROCEEDINGS.

         We are not a party to any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to our security holders for a vote during the final quarter of our fiscal year ending September 30, 2002.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

         Our shares are currently trading on the OTC Bulletin Board under the stock symbol SJCK. Our shares began trading on the OTC Bulletin Board on November 17, 2001. The high and the low trades for our shares for each quarter of actual trading were:

             Quarter                   High         Low
----------------------------------- ----------  ------------
4th Quarter ended December 31, 2001   $1.40        $1.10

Quarter ended March 31, 2002          $3.05        $1.03

Quarter ended June 30, 2002           $3.65        $1.66

Quarter ended September 30, 2002      $2.40        $ .91

         The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

         As of October 1, 2002, there were 37 record owners of our common stock.

Dividends

         We have not paid any dividends on our common stock and do not intend to do so for the foreseeable future. Any earnings will be retained by the Company and used to expand the Company's existing operations.

Recent Sales of Unregistered Securities

         We issued 6,005,561 shares of common stock in September 2002 to PNC Tool Holdings, LLC in consideration for $2,000,0000. These shares of common stock were issued under and exemption from registration provided by Section 4(2) of the Securities Act of 1933. Dennis Crowley, our Chief Executive Officer is the sole owner of PNC Tool Holdings LLC.

         In September 2002, we issued 3,543,281 shares of our common stock in connection with the acquisition of all the issued and outstanding shares of Spear & Jackson PLC and its affiliate, Bowers Group, PLC. The shares were issued under an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

                      Equity Plan Compensation Information
--------------------------------------------------------------------------------

                                                                                           Number of Securities
                                       Number of Securities to     Weighted average        remaining available for
                                       be issued upon exercise     exercise price of       future issuance under
                                       of outstanding options,     outstanding options,    equity compensation
                                       warrants and rights.        warrants, and rights.   plans.
                                       --------------------------- ----------------------- -------------------------
Equity compensation plans approved
by security holders                                0                         0                        0

Equity compensation plans not
approved by security holders                       0                         0                        0



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

2002 compared with 2001

         The results discussed below compare the nine months ended September 30, 2002 with the twelve months ended December 31, 2001. The 2002 results include revenues and costs attributable to Spear & Jackson plc and Bowers Group plc for the period from September 6, 2002 to September 30, 2002. All figures are expressed in thousands unless otherwise stated.

Revenue

         Net sales increased to $7,127 from $1,255 in the period ended September 30, 2002 compared to the year ended December 31, 2001. Of this increase, $6,286 was attributable to revenues relating to the Spear & Jackson and Bowers businesses acquired during the period. Revenues of the Megapro screwdrivers trade showed a decrease from $1.2 million for 2001 to $0.8 million for 2002. The decrease arises from the shorter accounting period (nine months versus twelve months), the impact of a slow down in the North American economy together with the continuing negative effect on revenues of the withdrawal of sales to Home Depot Canada which occurred in the third quarter of 2001.

         We are attempting to increase revenues within the screwdriver business by launching additional products. Sales in the nine months ended September 30, 2002 include sales of our new Megapro Multi Q-C screwdrivers and we are targeting 2002/3 for incremental sales revenues derived from the launch of our Megapro cordless electric screwdrivers and Power2Bits. Marketing and sales expenses have been incurred in the quarter ended September 30, 2002 with the focus on securing sales on the launch of these new product lines from Quarter 1 of Fiscal year ended September 30, 2003.

         We aim to maintain and develop the revenues of our new business through the launch of new products, the enhancement of existing items and the continued marketing of these companies' brands in order to retain and gain market share.

Costs of Goods Sold and Gross Profit

         Cost of goods sold increased to $5,273 in the period ending September 30, 2002 from $862 in the year ended December 31, 2001. $4,692 of this increase relates to the Spear & Jackson and Bowers entities.

         The cost of goods sold in the Megapro division has fallen from $862 in 2001 to $581 in 2002. This reflects the reduced accounting period and the effect on costs of goods sold at the softening of sales demand. These reductions are, however, offset by new product launch costs.

         We will continue to monitor and evaluate means of reducing costs of goods sold across all our principal trading entities.

         Our gross profit increased by $1,461 from $393 to $1,854. $1,594 relates to the post acquisition gross profits of the companies purchased in the year. The 2002 gross profit earned by our Megapro screwdriver business was $133 less than that recorded in 2001. Again, this decrease is largely as a result of the reduced accounting period. We anticipate that margins in the Megapro companies will be temporarily diluted as we launch the Megapro cordless electric screwdriver and the Power2Bits double ended screwdriver bits. Such dilution should not impact significantly on the overall gross margins of the Spear & Jackson Inc group.

Expenses

         Selling general and administrative expenses increased by $1,222 from $529 in the year to December 31, 2001 to $1,751 in the period ended September 30, 2002. $1,165 of this movement relates to overhead costs arising in the Spear & Jackson and Bowers business which were acquired on September 6, 2002. Overhead expenses in the Megapro screwdrivers business increased by $57, from $529 in 2001 to $586 in 2002. The increase is attributable to stock compensation expenses under a consultant contract of $158, $28 recorded in connection with the issuance of 10,000 shares to our new director, Mr. Joseph Piscitelli and increased travel, marketing and promotion expenses. These additional items of expenditure were only partially offset by the reduction in other overheads arising as a result of the 2002 reporting period being nine months rather than twelve months in 2001. Net Other Income decreased marginally from $32 in the year ended December 31, 2001 to $29 in the period ended September 30, 2002.

Income before Income Taxes

         Our income before income taxes in the period to September 30, 2002 amounted to $132. This compares to a loss before income taxes for the year ended December 31, 2002 of $104. The increase in profitability of $236 is attributable to the contribution of the Spear & Jackson and Bowers businesses whose net profit before tax in 2002 was $448. The Megapro screwdriver business suffered a loss of $316.

Income Tax

         Income taxes were $65 in the period to September 30, 2002 compared to a $5 income tax recovery in the year ended December 31, 2001.

         Income taxes were 44.9% of profits before tax in 2002 as opposed to 4.8% of the loss before income taxes in 2001. Differences between the effective rate and the statutory rate result from tax charges in certain overseas subsidiaries within the Spear & Jackson group being taxed at rates higher than the effective rate, the non recognition of tax losses within the deferred tax computation and permanent differences between accounting and taxable income as a result of non-deductible expenses and non-taxable income.

Net Profit

         Our net profit was $67 for the period ending September 30, 2002. This compares to a loss after income taxes of $109 for the year ended December 31, 2001. The improvement of $176 is largely attributable to the net profit arising in the Spear & Jackson and Bowers companies in the period from September 6, 2002 to September 30, 2002 which has been included in the Spear & Jackson, Inc 2002 consolidated results.

Financial Condition

Liquidity and Capital Resources

         Our cash position was $6,486 at September 30, 2002 compared to $8 on December 31, 2001. Our working capital position was $20,100 on September 30, 2002, compared to $204 on December 31, 2001.

         Net cash generated from operating activities in the period to September 30, 2002 was $141 compared to operating cash consumption of $41 in the year ended December 31, 2001. This improvement in 2002 arises from cash generation in the Spear & Jackson and Bowers businesses in the post acquisition period of $384 offset by cash used in the Megapro division of $(243). The Megapro cash outflow results from operating losses of $292 increase in trade working capital of $137 mitigated by the add back of non cash charges, principally stock compensation of $186. The cash contribution of the acquired businesses derives from operating profits of $431 in conjunction with small working capital increase.

         Cash inflow from investing activities was $3,665 in the nine months ended September 30, 2002. This compares to an outflow from investing activities in the year ended December 31, 2001 of $5. Net cash used in investing activities in 2001 comprised property and equipment purchases net of property and equipment sales. The 2002 inflow benefits from cash acquired on the purchase of businesses of $3,679.

         Net cash provided by financing activities was $2,666 in the period ending September 30, 2002, compared to net cash provided by financing activities in the year ended December 31, 2001 of $13. Cash provided by financing activities in the period to September 30, 2002 includes sales of common stock and exercise of stock options of $2,041, receipt of director's loan of $80 and increases in bank indebtedness of $311 and the issuance of a promissory note of $234.

         Historically, we have funded our Megapro business operations primarily from net operating income. We have also relied on loans from the bank of Montreal and director/shareholder loans from Mr. Neil Morgan and Mr. Robert Jeffrey.

         Mr. Neil Morgan advanced us $80 as a director's loan during the three months ended June 30, 2002. As at September 30, 2002 we owed an aggregate of $100 to Mr. Morgan. The loan is unsecured, bears interest at 10.25% per annum and has no specific terms of repayment.

         Mr. Robert Jeffrey, one of our shareholders, has advanced us an unsecured loan at an interest rate of 10.25% per annum. The loan is repayable in full on October 1, 2002. Until maturity, we are required to make quarterly payments of interest to Mr. Jeffrey. At September 30, 2002 the principal amount of this loan was $60. At December 31, 2002 the principal was $60.

         We obtained a fixed loan from the Bank of Montreal in 1998. This loan is payable on demand with an agreed repayment schedule requiring payments of $10 per annum, paid monthly in equal installments, plus interest at the bank's funding plus 1.5% per annum. The principal amount of the loan outstanding at September 30, 2002 was $22 compared to an outstanding balance of $29 at December 31, 2001.

         The Spear & Jackson and Bowers companies have overdraft facilities with various UK, French and Australian banks but none of the companies are currently funding any of their financing requirements through bank or other loans.

         The Megapro operations require additional financing of $500 to $1,000 in order to complete our planned expansion into the retail market and to launch new products. We anticipate that these funds will be generated through revenues from existing trading, private placement sales of our common stock or through debt financing. Funding to finance new products launches in the Spear & Jackson and Bowers companies will be funded from their existing banking facilities. We believe that we have sufficient capital resources and liquidity over both the short term to sustain our business operations. While we require additional financing in order to pursue our planned expansion of the Megapro operations, we do not require additional financing in order to sustain our present business operations.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. SFAS 141 was effective commencing July 1, 2001, and the Company has elected to adopt SFAS 142 as of October 1, 2001.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB No. 30). The Statement is effective for the Company in the beginning of fiscal year 2003. The Company does not believe this statement will have a material effect on the earnings or financial position of the Company.

         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. We do not believe that the adoption of SFAS No. 145 will have a material impact on our financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. Management does not believe there will be a significant impact on our consolidated financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS.

See Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective December 16, 2002, the Company dismissed BDO Dunwoody LLP ("BDO") as its principal accountants. The reports of BDO on the financial statements of Megapro Tools, Inc. for the past two years contained no adverse opinion or disclaimer of opinion and were unqualified or not modified as to uncertainty, audit scope or accounting principle. The decision to dismiss BDO was recommended by management and approved by the Company's Board of Directors. In connection with its audits for the two most recent fiscal years and the subsequent interim period preceding dismissal on December 16, 2002, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement, disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO would have caused them to make reference thereto and report on the financial statements for such years. During the two most recent fiscal years and prior to December 16, 2002, the Company had no reportable events.

         The Company requested that BDO furnish a letter addressed to the Securities and Exchange Commission stating whether or not BDO agrees with the statements above and on December 22, 2002 BDO filed such letter with the Securities and Exchange Commission.

         Effective December 19, 2002, the Company engaged the accounting firm of Sherb & Co., LLP to audit the Company's financial statements for the fiscal year ended September 30, 2002. The Company had not consulted with Sherb & Co., LLP during the last two years or subsequent interim period on either the application of accounting principles or type of opinion, Sherb & Co., LLP might issue on the Company's financial statements.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Our executive officers and directors and their respective ages as of September 30, 2002 are as follows:

Directors:

Name of Director           Age                  Title
-------------------       ------    -----------------------------------
Dennis Crowley             41       Chairman, Chief Executive Officer,
                                    and President

Joseph Piscitelli          62       Director and Chief Operating Officer

William Fletcher           56       Chief Financial Officer

         We have set forth below a brief description of the background and business experience of our executive officers and directors for the past five years.

         Mr. Dennis Crowley is our Chief Executive Officer, Secretary and Treasurer and Chairman of the Board. Mr. Crowley was appointed in September 2002. Mr. Crowley has served as the principal owner of PNC Investments Ltd., a private merchant banking firm since 1994.

         Mr. Joseph Piscitelli was appointed as one of our directors on March 13, 2002. Mr. Piscitelli was appointed Chief Operating Officer in September 2002. Mr. Piscitelli is a retired businessman. Mr. Piscitelli founded a consumer goods manufacturing company specializing in fire place products in 1978. He sold this company in 1988 and retired from active business at that time. From 1964 to 1976, Mr. Piscitelli served as a chief financial officer and a chief executive officer of a number of consumer goods manufacturing companies. Mr. Piscitelli holds a degree in accounting.

         Mr. William Fletcher was appointed Chief Financial Officer in September 2002. Mr. Fletcher has served in various positions with Spear & Jackson plc since 1970, and was appointed Group Finance Director in May 2002.

Term of Office

         Our Directors are appointed for terms of one year to hold office until the next annual general meeting of the holders of our common stock, as provided by the Nevada Revised Statutes, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. For the fiscal period ended September 30, 2002, the Board acted once by unanimous consent.

Committees

         The Company presently has no committees of its Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act

         Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by it, we believe that during the fiscal period ended September 30, 2002, all such filing requirements applicable to our officers and directors were complied with.

ITEM 10.          EXECUTIVE COMPENSATION. COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth certain compensation information as to each individual who served as the Company's chief executive officer during the period ended September 30, 2002 and each executive officer who received in excess of $100,000 for such fiscal period.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                   Annual Compensation        Long-Term Compensation
--------------------------- --------- ------------------------------------------

                                                                  Awards          Payouts
                                                            --------------------- ----------
                                                                       Securities
                                                    Other                Under-
                                                   Annual   Restricted   Lying                 All Other
 Name and Principal                                Compen-     Stock     Options/     LTIP      Compen-
    Position               Year     Salary  Bonus  sation    Award(s)      SARs      Payouts    sation
                                                     ($)        ($)        (#)         ($)        ($)
      (a)                   (b)       (c)    (d)     (e)        (f)        (g)         (h)        (i)
------------------------ --------- ------- -------- ------ ----------- ---------- ---------- ----------
Dennis Crowley
Chief Executive Officer,
President, and Chairman
of the Board**              2002       -        -       -        -          -           -          -

Neil Morgan*                2002   $146,485     -       -        -          -           -          -
                            2001   $142,405  $51,714    -        -          -           -          -
                            2000   $132,642  $74,588  $19,500    -      $130,000        -          -

-------------------------
         ** Mr. Crowley was appointed chief executive officer, president and chairman of the Board in September 2002.
         * Mr. Morgan resigned his officer and director positions in September 2002.

Stock Option Grants

         No stock options were granted to our directors and executive officers during our most recent fiscal period ended September 30, 2002.

Exercises of Stock Options and Year-end Option Values

         No stock options held by our directors and executive officers were exercised during our most recent fiscal period ended September 30, 2002. At September 30, 2002, no director or executive officer held any stock options.

Compensation Arrangements

         In September 2002, the Company entered into an employment agreement with Neil Morgan which shall terminate on March 2003. Under the terms of such agreement, Mr. Morgan shall receive a salary at a monthly rate of $12,500 per month payable semi-monthly solely out of available cash flow from the Company's Vancouver and Seattle operations.

         In September 2002, the Company entered into an employment agreement with Joseph Piscitelli which shall terminate in March 2003. Under the terms of the employment agreement, Mr. Piscitelli shall serve as the Company's Chief Operating Officer. Mr. Piscitelli shall receive a salary at a monthly rate of $10,000 per month payable semi-monthly. Under the terms of the agreement Mr. Piscitelli has agreed that he will not during the term of such agreement and for a period of six months from the date of termination engage in any competitive business activities with the Company in the State of Florida, call upon any of the Company's customers or clients for the purposes of engaging in any competitive activities or divert, solicit or take away any of the Company's customers or clients for the purpose of engaging in any competitive activities.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth our common stock ownership information as of October 1, 2002, with respect to(i) each person known to us to own more than five percent (5%) of our outstanding common stock, (ii) each director of the Company; and(iii) all directors and executive officers as a group. The information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. If not indicated, the business address of each person listed is 2200 Corporate Boulevard, Suite 314, Boca Raton, FL 33431.


Name and Address                         Shares Beneficially Owned               Percent of Shares Outstanding
---------------------------------------- ------------------------------------- -------------------------------------
PNC Tool Holdings LLC (1)                             6,005,561                                50.00%

Dennis Crowley(1)                                     6,005,561                                50.00%

Joseph Piscitelli(2)                                     10,000                                  *

William Fletcher(3)                                        -                                     -

USI Global Corp.                                      3,543,281                                29.05%
777 S. Flagler Drive
Suite 1108
West Palm Beach, FL 33495

All Executive Officers and                            6,015,561                                50.08%
directors as a group
(3 persons)

--------------------------
* Less than 1.0%

(1) Dennis Crowley is the Company's Chief Executive Officer, President, Treasurer, Secretary and a Director. He is the sole owner of PNC Tools Holdings LLC. Includes 6,005,561 shares beneficially held by PNC Tools Holdings, LLC.

(2) Joseph Piscitelli is a Director and the Chief Operating Officer of the Company.

(3)      William Fletcher is the Chief Financial Officer of the Company.

Registration Agreement

         The Company, USI Mayfair Limited and PNC Tool Holdings LLC have entered into a Registration Rights Agreement. Under the terms of such agreement at any time after 18 months from September 2002, or expiration or earlier termination of that two-year lock-up period contained in the Stockholders' Agreement between the Company, PNC Tool Holdings, LLC and USI Mayfair owners of 15% of the securities held by (i) USI issued under the Acquisition Agreement between the Company, USI Mayfair, Spear & Jackson Acquisition and Spear & Jackson, Inc., or
(ii) PNC as of September 6, 2002 may demand that the Company register all or part of such securities under the Securities Act of 1933. Each holder and subsequent transferee shall have the right to exercise three demand registration statements on Form S-1 or other similar form. Each holder of the security shall have the right to an unlimited number of demand registrations on Form S-3 provided the Company shall not be obligated to effect more than two demand registrations on Form S-3 in any 12-month period. In addition, after expiration or early termination of the two-year lock-up period, the holders of the registrable securities shall have a right, if the Company proposes to register any of its securities (except for registration to the offer on Form S-8 or Form S-4) to piggyback such registrable securities on such registration statement.

         The Company has agreed not to make any public sale or distribution of its equity securities or any other securities convertible into or exchangable or exercisable for its equity securities during the 7 days prior to and 90 days after the effective date of any underwritten demand registration or underwritten piggyback registration. The Company also agrees that after filing a registration statement with respect to the registrable securities, the Company will not register any of its equity securities or the convertible securities issued on its own behalf or at the request of any holder until at least 3 months have lapsed from the effective date of the previous registration. This three-month restriction does not apply to registrations of securities issued in connection with employee benefits plans, to permit exercise or conversions of previously issued options, warrants or other convertible securities or registrations on Form S-4.

Change in Control

         On September 6, 2002, we entered into a Stockholders' Agreement with USI Mayfair Limited, PNC Tool Holdings LLC, and Dennis Crowley (collectively the "Stockholders"). Pursuant to the terms of the Stockholders' Agreement the Stockholders have agreed not to transfer any Company securities for a period of two years following the date of the Agreement, other than certain unrestricted transfers. An "Unrestricted Transfer" is any transfer (i) from any Stockholder to any affiliate of such Stockholder, (ii) from any Stockholder to any other Stockholder, (iii) from Dennis Crowley to any member of the immediate family of Dennis Crowley or certain estate planning vehicles of Dennis Crowley, (iv) as collateral security, by USI Mayfair Limited or its affiliates to one or more third party banks or financial institutions, and (v) in the case of any Stockholder that is not a natural person, transfers to non-affiliates of such Stockholder resulting from a bona fide merger, stock sale, sale of all or substantially all the assets of such Stockholder or other business combination transaction involving such Stockholder, provided that clause (v) shall not apply in the case of any such transaction effected with the intent of circumventing the transfer restrictions of the Stockholders' Agreement.

         Under the terms of the Stockholders' Agreement the Stockholders have agreed, except in the case of an Unrestricted Transfer or a transfer of Company securities registered under the Securities Act to a non-affiliated third person effected through an ordinary course open market transaction, if at any time after the two year anniversary of the date of the Stockholders' Agreement one or more Stockholders propose to transfer any Company securities in a transaction or series of transactions where the consideration for such Company securities is in excess of $10,000, then the selling Stockholder shall provide written notice of the proposed transaction to the other Stockholders and provide them with an opportunity to participate in the proposed sale of Company securities on a pro rata basis.

         In addition, under the terms of the Stockholders' Agreement, subject to certain exceptions set forth in the following paragraph, the Company has agreed not to issue, sell or exchange, agree to issue, sell or exchange, or reserve or set aside for issuance, sale or exchange, (i) any Company securities or (ii) any option, warrant or other right to subscribe for, purchase or otherwise acquire any Company securities, (collectively, the "Offered Securities"), unless in each such case the Company shall have first delivered to the Stockholders a written notice of any proposed or intended issuance, sale or exchange of Offered Securities (the "Offer"), which Offer shall (A) identify and describe the Offered Securities, (B) describe the price and other terms upon which the Offered Securities are to be offered, issued, sold or exchanged, and (C) offer to issue and sell to or exchange with the Stockholders up to their respective pro rata portion of such Offered Securities. Each Stockholder's pro rata portion of the Offered Securities shall be determined by multiplying seventy-five percent (75%) of the aggregate amount of the Offered Securities by a fraction, the numerator of which is the number of shares of voting securities then held by such Stockholder and the denominator of which is the number of shares of voting securities then outstanding. Each Stockholder shall have the right, for a period of twenty (20) days following delivery of the Offer, to purchase or acquire such Stockholder's pro rata portion of the Offered Securities at the price and upon the other terms specified in the Offer. The Offer, by its terms, shall remain open and irrevocable for such twenty (20) day period. To accept an Offer, in whole or in part (provided, however, that the Stockholders may only elect to purchase part of the Offered Securities if the Offer is not contingent on the sale to the prospective purchaser of all of the Offered Securities), such Stockholder must deliver a written notice ("Notice of Acceptance") to the Company prior to the end of the twenty (20) day period of the Offer, setting forth the portion (or all, if the Offer is contingent upon the sale to the prospective purchaser of all of the Offered Securities) of such Stockholder's pro rata portion of the Offered Securities that such Stockholder elects to purchase. In addition, each Stockholder shall have the right to purchase (which right shall be exercised by notice to such effect in the Notice Of Acceptance) any Offered Securities not accepted by any other Stockholder, in which case the Offered Securities not accepted by any such other Stockholders shall be deemed, on the same terms and conditions, to be offered from time to time during such twenty (20) day period to and accepted by such Stockholders who exercised their options under this sentence ratably based on their interests in the Company or as they may otherwise agree. Any Offered Securities that are not acquired by the Stockholders or the offerees or purchasers described in the Offer in accordance with this Section 6 may not be issued, sold or exchanged until they are again offered to the Stockholders under the procedures specified in this Section 6.

         Notwithstanding the foregoing, the pre-emptive rights of the Stockholders set forth in the prior paragraph shall not apply to: (i) the issuance by the Company of Offered Securities to employees, directors or consultants of the Company pursuant to any Company stock option or other equity incentive plan, in connection with an employment or consulting agreement or arrangement with the Company, or in exchange for other securities of the Company (including, without limitation, options granted under option plans) held by any such employees, directors or consultants, (ii) Offered Securities issued in connection with the acquisition of the business of another entity, whether by the purchase of equity securities, assets or otherwise, (iii) Offered Securities issued as a stock dividend to Stockholders or upon any subdivision or combination of Company Securities, (iv) Offered Securities issued pursuant to or as contemplated by that certain Stock Purchase Agreement, dated August 2001 by and between USI Mayfair Limited and the Company, (v) Offered Securities sold by the Company in an underwritten public offering pursuant to an effective registration statement under the Securities Act, (vi) capital stock or securities exercisable for or convertible into such capital stock issued in connection with any equipment leases or borrowings, direct or indirect, from third-party financial or other institutions regularly engaged in such businesses, (vii) any warrants issued without consideration or for nominal consideration in connection with any third-party debt financings, or (viii) any performance-based equity issued to third-parties in connection with strategic relationships.

         The Stockholders' Agreement shall terminate upon the earliest of (i) our dissolution, bankruptcy, or insolvency, or any assignment of all or substantially all of our assets for the benefit of any creditor, (ii) an agreement to terminate between us and certain of the Stockholders, and (iii) the five year anniversary of the date of the Stockholders' Agreement.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Except as disclosed in this section below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction which has or will materially affect us:

o        Any of our directors or officers;
o        Any person proposed as a nominee for election as a director;
o Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
o Any relative or spouse of any of the foregoing persons who has the same house as such person.

         Mr. Neil Morgan, our former president, advanced to us $80,000 during the three months ended June 30, 2002. The loan is unsecured, bears interest at 10.25% per annum and has no specific repayment terms. At September 30, 2002, we owed Mr. Morgan $100,019.

         Mr. Robert Jeffery, a shareholder who owned in excess of 10% of our common stock, has advanced unsecured shareholders loans in an amount of $60,000 which bear interest at the rate of 10.25% per annum. The note was repayable on October 1, 2002.

         In connection with our acquisition of Spear & Jackson, PLC, Envision Worldwide Products, Ltd., Neil Morgan and Maria Morgan contributed an aggregate of 4,742,820 shares of their common stock of the Company to its capital and have agreed to a two-year transfer restriction until September 2004 with respect to their remaining 192,480 shares of common stock of the Company. The shareholders did not receive any consideration in connection with their contribution of shares.

         In September 2002, the Company closed a private placement pursuant to which it issued 6,005,561 shares of its common stock to PNC Tool Holdings, LLC in consideration for $2,000,000. The sole shareholder of PNC Tool Holdings LLC is Dennis Crowley, our Chief Executive Officer.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION

3-1      Articles of Incorporation(1)
3-2      Articles of Amendment changing our name to Megapro Tools Corporation(1)
3-3      Articles of Amendment changing our name to Megapro Tools Inc.(1)
3-4      Articles of Amendment amending Article 6 (1) 3.5 Amended By-Laws(1)
3-5      Articles of Amendment changing our name to Spear & Jackson, Inc.(2)
3-6      Amended and Restated Bylaws(2)
5.1      Opinion of Cane & Company, LLC, with consent to use(1)
10.1 Acquisition Agreement dated September 30, 1999 between us and Ms. Maria Morgan, Envision Worldwide Products Ltd., Mr. Robert Jeffery, Mr. Lex Hoos and Mr. Eric Paakspuu(1)
10.2 Stock Purchase Agreement dated September 2002 between us, USI Mayfair Limited, and PNC Tool Holdings, LLC(3) 10.3 Registration Rights Agreement dated September 2002, between us, USI Mayfair Limited, and PNC Tool Holdings, LLC(3)
10.4 Stockholders' Agreement dated September 2002, between us, USI Mayfair Limited, PNC Tool Holdings LLC, and Dennis Crowley(3)
10.5     Employment Agreement dated September 2002, between us and Neil
         Morgan(2)
10.6 Employment Agreement dated September 2002, between us and Joseph Piscitelli(2)
21       List of Subsidiaries(2)
99.1     Certification  of Principal  Executive  Officer  Pursuant to 18 U.S.C.
         Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
99.2     Certification  of Principal  Accounting  Officer  Pursuant to 18 U.S.C.
         Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

         (1) Filed as an exhibit to the Company's Form SB-2 registration statement, as amended, filed with the Securities and Exchange Commission originally on July 3, 2000 and as amended through April 23, 2001.
         (2)      Filed herewith.
         (3) Filed as an Exhibit to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2002.

                  (b)      REPORTS ON FORM 8-K

     On September 9, 2002, we filed a current report on Form 8-K disclosing our execution of a Stock Purchase Agreement pursuant to which we acquired all of the issued and outstanding shares of Spear & Jackson PLC and its affiliate Bowers Group PLC, the issuance of 6,005,561 shares of our common stock in a private placement in consideration for $2,000,000, and related transactions.

     On September 24, 2002, we filed a current report on Form 8-K disclosing the change of our fiscal year from December 31 to September 30, and our intent to file a Form 10-KSB with respect to the transitional period of January 1, 2002, through September 30, 2002.

ITEM 14.          CONTROLS AND PROCEDURES.

         Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of a date ("the Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 10, 2003                     SPEAR & JACKSON, INC.

                                   By:     /s/   Dennis Crowley
                                           ------------------------------------
                                                 Dennis Crowley
                                                 Chief Executive Officer

         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:   January 10, 2003          By:     /s/   Dennis Crowley
                                           -----------------------------------
                                                 Dennis Crowley
                                                 Chief Executive Officer,
                                                 President, and a Director

Dated:   January 10, 2003          By:     /s/   Joseph Piscitelli
                                           -----------------------------------
                                                 Joseph Piscitelli
                                                 Director

Dated:  January 10, 2003           By:     /s/   William Fletcher
                                           ------------------------------------
                                                 William Fletcher
                                                 Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

         I, Dennis Crowley, the principal executive officer of SPEAR & JACKSON, INC., a Nevada corporation (the "Registrant"), certify that:

         1. I have reviewed this annual report on Form 10-KSB for the period ended September 30, 2002, of the Registrant (the "Report").

         2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

         3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

                  c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control.

         6. The Registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           /s/ Dennis Crowley
                                               --------------------------------
                                      Name:    Dennis Crowley
                                      Title:   Principal Executive Officer and
                                               Principal Accounting Officer
                                      Dated:   January 10, 2003

                  CERTIFICATION BY PRINCIPAL ACCOUNTING OFFICER

         I, William Fletcher, the principal accounting officer of SPEAR & JACKSON, INC., a Nevada corporation (the "Registrant"), certify that:

         1. I have reviewed this annual report on Form 10-KSB for the period ended September 30, 2002, of the Registrant (the "Report").

         2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

         3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

                  c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control.

         6. The Registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/William Fletcher
                                               ----------------------------
                                      Name:    William Fletcher
                                      Title:   Principal Accounting Officer
                                      Dated:   January 10, 2003

                         INDEX TO FINANCIAL STATEMENTS

                                                                     Page

Audited Financial Statements for Nine Months Ended
 September 30, 2002 and Year Ended December 31, 2001

Independent Auditors' Report                                          F 1

Independent Auditors' Report                                          F 2

Consolidated Balance Sheet at September 30, 2002                      F 3

Consolidated Statements of Operations for the nine
 months ended  September 30, 2002 and year
 ended December 31, 2001                                              F 4

Consolidated Statements of Stockholders Equity for the
 nine months ended September 30, 2002 and year
 ended December 31, 2001                                              F 5

Consolidated Statements of Cash Flows for the nine
 months ended  September 30, 2002 and year
 ended December 31, 2001                                              F 6

Notes to Consolidated Financial Statements                            F 7-21

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Spear & Jackson, Inc.
New York, New York

         We have audited the accompanying consolidated balance sheet of Spear & Jackson, Inc. as of September 30, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the nine months ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spear & Jackson , Inc. as of September 30, 2002 and the results of their operations and their cash flows for the nine months then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                /s/Sherb & Co., LLP
                                                   ----------------
                                                   Certified Public Accountants

New York, New York
Januaru 6, 2003


                                       F 1

BDO               BDO Dunwoody LLP           220-19916 - 64th Avenue
                  Chartered Accountants      Langley BC Canada V2Y 1A2
                  and Consultants            Telephone: (604) 534-8691
                                             Telefax:  (604) 534-8900
                                             www.bdo.ca
--------------------------------------------------------------------------------
                                                 Independent Auditors' Report
--------------------------------------------------------------------------------


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

Chartered Accountants

/s/ BDO Dunwoody, LLP

Langley, Canada
March 1, 2002

                              SPEAR & JACKSON, INC.
                         (Formerly MegaPro Tools, Inc.)

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                               September 30, 2002


                                     ASSETS
Current assets:
 Cash and cash equivalents                                     $  6,486
 Trade receivables, net                                          17,519
 Income taxes refundable                                             18
 Inventories                                                     19,836
 Other current assets                                             1,306
                                                                --------
Total current assets                                             45,165

Property, plant and equipment, net                               19,665
Deferred income taxes                                            13,536
Investments                                                         138
                                                                --------
                                                               $ 78,504
                                                                ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                                 $  1,231
 Current maturities of long-term debt                                69
 Trade accounts payable                                           8,258
 Accrued expenses and other liabilities                          15,350
 Director's loan payable                                            100
 Foreign taxes payable                                               57
                                                                --------
Total current liabilities                                        25,065
Long-term debt                                                       13
Other liabilities                                                   964
Pension liability                                                30,771
                                                                --------
Total liabilities                                                56,813
                                                                --------
Stockholders' equity:
 Common stock                                                        12
 Additional paid in capital                                      21,591
 Accumulated other comprehensive loss                              (113)
 Retained earnings                                                  201
                                                                --------
                                                                 21,691
                                                                --------
Total liabilities and stockholders' equity                     $ 78,504
                                                                ========








   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)





                                         For the Nine Months      For the Year
                                                Ended                 Ended
                                              September 30,        December 31,
                                         ----------------------   --------------
                                           2002          2001          2001
                                         ---------     ---------    ----------
                                                      (Unaudited)

Net sales                                $   7,127     $     959    $   1,255

Cost of goods sold                           5,273           651          862
                                          --------      ---------    --------
Gross profit                                 1,854           308          393


Operating costs and expenses:
 Selling, general and
  administrative expenses                    1,751           372          529
                                          --------      ---------    --------
Operating income (loss)                        103           (64)        (136)
                                          --------      ---------    --------
Other Income (Expense):
 Royalties (net)                                22            21           32
 Rental income                                -                4            6
 Gain on sale of fixed assets                 -                6            6
 Interest and bank charges (net)                 7            (9)         (12)
                                          --------      ---------    --------
                                                29            22           32
                                          --------      ---------    --------
Income (loss) before income taxes              132           (42)        (104)
Provision for income taxes                      65          -               5
                                          --------      ---------    --------
Net income (loss)                        $      67     $     (42)   $    (109)
                                          ========      =========    ========


Basic and diluted profit
 (loss) per share                        $    0.01     $    (0.01)  $   (0.02)
                                          ========      =========    ========
Weighted average shares outstanding      7,594,493      6,847,100   6,847,100
                                         =========      =========   =========


 The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)




                                 Common Stock                                         Accumulated
                              -------------------     Additional      Deferred     Other comprehensive     Retained
                                 Number    Amount   Paid in capital  Compensation     Income (Loss)        Earnings    Total
                              ----------- --------  ---------------- ------------- -------------------    ----------  ------
Balance December 31, 2000      6,847,100  $   7     $      364       $     (3)     $      (15)            $   244     $   597

Comprehensive loss:
 Foreign currency adjustment        -         -           -               -               (14)                            (14)
 Net loss for the year              -         -           -               -               -                  (110)       (110)
                                                                                                                        ------
Total comprehensive loss                                                                                                 (124)
                                                                                                                        ------
Unvested stock options expired      -         -             (3)             3             -                  -           -
                              ----------- --------  ---------------- ------------- -------------------    ----------    ------
Balance December 31, 2001      6,847,100      7            361            -               (29)                134         473

Comprehensive loss:
 Foreign currency adjustment        -         -           -               -               (84)                            (84)
 Net income for the period          -         -           -               -               -                    67          67
                                                                                                                        ------
Total comprehensive loss                                                                                                  (17)
                                                                                                                        ------
Shares cancelled              (4,742,820)    (5)             5            -               -                  -           -
Shares issued                  9,906,842     10         21,225            -               -                  -         21,048
                              ----------- --------  ---------------- ------------- -------------------    ----------   -------
Balance September 30, 2002    12,011,122  $  12     $   21,591       $    -        $     (113)            $   201     $21,691
                              =========== ========  ================ ============= ===================    ==========   =======



   The accompanying notes are an integral part of these financial statements.

 SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                         For the Nine Months      For the Year
                                                Ended                 Ended
                                              September 30,        December 31,
                                         ----------------------   --------------
                                           2002          2001          2001
                                         ---------     ---------    ----------
                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       $       67     $     (42)   $     (110)
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
 Depreciation                                   86            19            26
Stock compensation                             187          -             -
Gain on sale of fixed assets                  -               (6)           (6)
Deferred income taxes                         -             -                5
Changes in operating assets and
 liabilities, excluding the effects
 of acquisitions and dispositions:
 Decrease in trade receivables                 132           183           135
 Decrease (increase) in inventories          1,569           (71)          (64)
 (Increase) in other current assets           (120)          (25)           (2)
 (Decrease) increase in accounts payable    (1,687)          (31)            2
 Decrease in accrued expenses and
 other liabilities                             (11)          (35)          (27)
 Increase in foreign taxes payable               5          -             -
 Decrease in other liabilities                 (87)         -             -
                                         ----------     ---------    -----------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                          141            (8)          (41)
                                         ----------     ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and
 equipment                                     (14)          (22)          (23)
Net cash acquired on purchase of
 businesses                                  3,679          -             -
Proceeds from sale of property, plant
 and eqiupment                                -               19            18
                                         ----------     ---------    -----------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                        3,665            (3)           (5)
                                         ----------     ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                    (67)          (10)          (12)
(Decrease) increase in debt                   -               (3)            5
Proceeds from long term debt                    60          -             -
Net proceeds from notes payable                318          -             -
Promissory notes issued                        234          -             -
Net advances from director                      80          -               20
Issuance of common stock                     2,000          -             -
Exercise of stock options                       41          -             -
                                         ----------     ---------    -----------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES                        2,666           (13)           13
                                         ----------     ---------    -----------
Effect of exchange rate changes on
 cash and cash equivalents                       6              1            1
                                         ----------     ---------    -----------
CHANGE IN CASH AND CASH EQUIVALENTS          6,478           (23)          (32)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                             8            40            40
                                         ----------     ---------    -----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                          $    6,486     $      17    $        8
                                         ==========     =========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for interest               $       30     $       9    $       10
                                         ==========     =========    ===========
   Cash paid for taxes                  $     -        $    -       $        1
                                         ==========     =========    ===========
NON-CASH INVESTING AND FINANCING
 ACTIVITIES:

   Common stock issued for acquisitions $   19,289      $    -       $    -
                                         ==========     =========    ===========

   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (in thousands except shares)

Note 1--Basis of Presentation

              These consolidated financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Spear & Jackson Inc. (the Company) and its wholly owned subsidiaries, Mega Tools Ltd., Mega Tools USA, Inc., Spear & Jackson, Inc. (a Florida corporation), S & J Acquisition Corp., Inc., Spear & Jackson plc and Bowers Group plc. Both Spear & Jackson plc and Bowers Group plc are sub-holding companies and their business is carried out by the following directly and indirectly owned subsidiaries: Bowers Metrology Ltd., Bowers Metrology UK Ltd., Coventry Gauge Limited, CV Instruments Ltd., Eclipse Magnetics Limited, Spear & Jackson (New Zealand) Limited, James Neill Canada Inc., James Neill Holdings Limited, James Neill U.S.A. Inc., Spear & Jackson (Australia) Pty Ltd., Magnacut Ltd., Neill Tools Limited, Spear & Jackson Garden Products Ltd., Spear & Jackson Holdings Ltd., Spear & Jackson France S.A. and Societe Neill France S.A

All significant intercompany accounts and transactions have been eliminated on consolidation.

Note 2--Accounting Policies

Fiscal Year: Following the acquisition of Spear & Jackson plc and Bowers Group plc on September 6 2002, the Company changed its fiscal year end from December 31 to September 30. September 30 was the existing year end of the acquired companies. All fiscal year data contained herein reflect results of operations for the year ended December 31, 2001, and the nine month period ended September 30, 2002.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation: The functional currency of each of the Company's foreign operations is the local currency. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the period.

Translation adjustments arising from the use of differing exchange rates from period to period are included in the Accumulated Other Comprehensive Income
(Loss) account in Stockholders' Equity.

Fixed Assets: Property, plant and equipment are stated on the basis of cost less accumulated depreciation provided under both the straight-line method and the declining balance basis, depending on type and class of asset. Depreciation is calculated using the following estimated useful lives:

Buildings - depreciation based on lives ranging from 25 to 70 years Equipment - depreciation based on lives ranging from 2 to 10 years Vehicles - depreciation based on lives ranging from 3 to 4 years
Computer hardware - depreciation based on lives ranging from 3 to 5 years Computer software - depreciation based on lives ranging from 1to 3 years Molds - depreciation based on a life of 10 years

Inventories: Inventories are principally valued at the lower of cost, determined under the first-in, first-out method, or net realizable value. Certain finished goods inventories are recorded at the lower of average cost or net realizable value. In addition, certain raw materials and work-in-progress inventories are stated at the lower of cost or net realizable value, where cost is determined on a weighted average basis.

Comprehensive Income: The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and

                              SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (in thousands except shares)

Note 2--Accounting Policies (continued)

accumulated balances. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investment by stockholders, changes in paid in capital and distributions to stockholders.

Financial Instruments: The fair value of all short-term financial instruments approximate their carrying value due to their short maturity.

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

Derivative Financial Instruments: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company uses forward contracts to hedge its exposure to volatility of currency exchange rates. These hedges are intended to offset the effect of transaction gains and losses, which arise when payments of collections in a foreign currency are made or received one to three months after the asset or liability is generated. The fair value of these instruments is reflected in other current assets on the Company's balance sheet. Where the Company's assessment of these hedges reveals no ineffectiveness, gains and losses on these instruments are deferred in Other Comprehensive Income (Loss) until the underlying transaction gain or loss is recognized in earnings. Amounts in Other Comprehensive Income are reclassified into earnings within the next twelve months.

Income Taxes: The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

Deferred income tax expense or benefit is based on the changes in the asset or liability from period to period.

Earnings (Loss) per Share: Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in earnings of an entity. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for the periods presented.

Stock Based Compensation: The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock option plans. Under APB 25, compensation cost is recognized for stock options granted at prices below market price of the underlying common stock on date of grant.

                              SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (in thousands except shares)

Note 2--Accounting Policies (continued)

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income and income per share as if compensation cost for the Company's stock options granted to employees had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

Advertising and Marketing Expenses: The Company follows the provisions of Statement of Position 93-7 in respect of advertising expenses and costs are expensed as incurred. Advertising and marketing costs charged to operations were $118 in 2002, (2001 - $16).

Impairment of Long-Lived Assets to be Disposed of: In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we evaluate the recoverability of property, plant and equipment and other assets, if facts and circumstances indicate that any of those assets might be impaired. An evaluation compares the estimated future undiscounted cash flows associated with the asset to the asset's book value to determine if the asset is impaired. Any impairment would be recognized as an expense. No impairment charges were recorded for the nine months ended September 30, 2002 or the year ended December 31, 2001. As of November 1, 2002, we adopted SFAS No. 144 as discussed in this Note under "New Accounting Standards."

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The Company reviews operating results and other relevant facts every fiscal quarter to determine if there are indications that the carrying value of its long-lived assets, including goodwill, may be impaired. In addition, an enterprise level assessment of the recoverability of any remaining goodwill is performed using the fair value methodology, as permitted under Accounting Principles Board Opinion No. 17, Intangible Assets. In the event that such fair value is below the carrying value of an enterprise, for those companies with goodwill, the Company reduces goodwill to the extent it is impaired based upon fair value.

         The fair value methodology is applied to determine the recoverable value for each business using ranges of fair values obtained from independent appraisers and other external sources. In developing these ranges, the independent appraisers consider (a) publicly available information, (b) financial projections of each business based on management's best estimates, (c) the future prospects of each business as discussed with senior operating and financial management, (d) publicly available information regarding comparable publicly traded companies, (e) market prices, capitalizations and trading multiples of comparable public companies and (f) other information deemed relevant. In reviewing these valuations and considering the need to record a charge for impairment of enterprise value and goodwill to the extent it is part of the enterprise value, the Company also evaluates solicited and unsolicited bids for the businesses of the Company.

Cash Equivalents: Cash equivalents represent short-term, highly liquid investments, which have maturities of ninety days or less when purchased.

Revenue Recognition: Revenue is recognized upon shipment of products or delivery of products to the customer depending on the terms of the sale. Provisions are made for warranty and return costs at the time of sale. Such provisions have not been material.

Research and Development Costs: Research and development costs are expensed as incurred. There was no material research and development expenditure in the period to September 30, 2002 nor the year to December 31, 2001.

                              SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (in thousands except shares)

Note 2--Accounting Policies - continued

Segment Reporting: Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by chief operating decision makers in deciding how to allocate resources in assessing performance. All of the Company's operations are classified within one business segment.

New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. SFAS 141 was effective commencing July 1, 2001, and the Company has elected to adopt SFAS 142 as of October 1, 2001.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB No. 30). The Statement is effective for the Company in the beginning of fiscal year 2003. The Company does not believe this statement will have a material effect on the earnings or financial position of the Company.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. We do not believe that the adoption of SFAS No. 145 will have a material impact on our financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. Management does not believe there will be a significant impact on our consolidated financial position or results of operations.

Note 3 - Nature of Business

The Company was incorporated in the State of Nevada on December 17, 1998 and was inactive until the acquisition of Mega Tools Ltd. and Mega Tools USA, Inc. via reverse acquisition on September 30, 1999. The Company is engaged in the manufacture and sale of a patented multi-bit screwdriver. The Company has entered into an exclusive North American license agreement with the patent holder of a retracting cartridge

                              SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (in thousands except shares)

Note 3 - Nature of Business (continued)

type screwdriver. This license agreement gives the Company unrestricted use of the patent in Canada and the United States until November 8, 2005. The Company's wholly owned subsidiaries, Mega Tools USA, Inc. and Mega Tools Ltd. manufacture and market the drivers to customers in the United States and Canada.

On September 6, 2002 the Company acquired the entire issued share capital of Spear & Jackson plc and Bowers Group plc (see note 4). These companies through their principal operating entities, as disclosed in note 1, manufacture and distribute a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools primarily in the United Kingdom, Europe, Australia, North and South America, Asia and the Far East.


Note 4--Acquisitions of Businesses

         On September 6, 2002, the Company purchased the entire issued share capital of Spear & Jackson plc and Bowers Group plc via the issue of 3,543,281 of its common stock and the issue of (pound)150 (approximately US$234 at September 6, 2002) of 6% promissory notes. As a requirement of the purchase of these companies in a related transaction immediately prior to the acquisition, PNC Tools Holdings LLC bought 6,005,561 shares of the common stock of the company for a total consideration of $2,000. The difference between the price paid and the market values of those shares has been treated as an additional cost of investment in the Spear & Jackson and Bowers companies. Negative goodwill of $2.019 million arose on the total transaction. The negative goodwill has been credited to property, plant and equipment in accordance with SFAS 141. Spear & Jackson manufactures and distributes a wide range of hand tools, garden tools and magnetic products. The Bowers Group manufactures and distributes metrology instruments.

         A summary of the fair value of the assets and liabilities acquired in these companies is as follows:

                                                    September 6, 2002
                                                   ------------------
    Inventories                                        $ 21,151
    Trade receivables                                    17,538
    Trade payables                                       (9,757)
    Other assets                                          1,312
    Other liabilities and provisions                    (15,806)
    Property, plant and equipment                        21,649
    Deferred and current income taxes                    13,555
    Non-current liabilities                             (31,124)
    Cash and cash equivalents                             3,679
    Bank indebtedness                                      (889)
                                                   ------------------
                                                         21,308
    Purchase consideration                              (19,289)
                                                   ------------------
    Negative goodwill arising                          $  2,019
                                                   ==================

         The above acquisitions have been accounted for as purchases and their results of operations are included in the financial statements of the Company from the date of acquisition.

         The following unaudited proforma condensed combined statements of operations for the nine months ended September 30, 2002 and the year ended December 31, 2001 give retroactive effect of the acquisition of Spear and Jackson on September 6, 2002, which was accounted for as a purchase. The unaudited proforma condensed combined statements of operations give retroactive effect to the foregoing transaction as if it had occurred at the beginning of each period presented. The proforma statements do not purport to represent what the Company's results of operations would actually have been if the foregoing transactions had actually been consummated on such dates or project the Company's results of operations for any future period or date.

         The proforma statements should be read in conjunction with the historical financial statements and notes thereto.

                                     For the Nine Months     For the Fiscal Year
                                     Ended September 30,     Ended December 31,
                                     -------------------     -------------------
Net sales                                $ 70,518               $ 94,696
Net income                               $    611               $    227
Earnings per share                       $   0.05               $   0.02
Weighted average shares                12,011,122             12,011,122

                              SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (in thousands except shares)

Note 5 - Trade Receivables and Concentrations of Credit Risk:

                                                    September 30, 2002
                                                  ---------------------
    Trade receivables                                    $ 19,491
    Allowance for doubtful accounts                        (1,972)
                                                  ----------------------
                                                         $ 17,519
                                                  ======================

         The Company's sales are principally in the United Kingdom, Europe, Australia, North and South America, Asia and the Far East. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's estimates.

Note 6 - Inventories
                                                    September 30, 2002
                                                    ------------------
    Finished products                                    $ 16,379
    In-process products                                     4,140
    Raw materials                                           4,978
    Less: allowance for slow
     moving and obsolete inventories                       (5,661)
                                                    ------------------
                                                         $ 19,836
                                                    ==================

Note 7 - Property, Plant and Equipment, net

                                                    September 30, 2002
                                                    ------------------
    Land and buildings                                   $ 14,284
    Machinery, equipment and vehicles                       6,067
    Furniture and fixtures                                    165
    Computer hardware                                         312
    Computer software                                         143
    Assets held under finance leases                          875
    Negative goodwill written off                          (2,019)
    Accumulated depreciation                                 (162)
                                                    ---------------------
                                                         $ 19,665
                                                    =====================

Included in machinery and equipment at September 30, 2002 are capital leases of $0.9 million. There was no accumulated depreciation relating to these capital leases at September 30, 2002.

Note 8--Income Taxes

         Spear & Jackson is subject to income taxes in the US and in the other overseas tax jurisdictions where its principal trading subsidiaries operate. The provision for US and foreign income taxes consists of:

                                     For the Nine Months     For the Fiscal Year
                                     Ended September 30,     Ended December 31,
                                     -------------------     -------------------
                                            2002                    2001
                                        --------------          ------------
    Current tax charge (credit)            $ 240                     $ -
    Deferred tax charge (credit)            (175)                     (5)
                                        --------------          ------------
                                           $  65                     $(5)
                                        ==============          ============

                              SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (in thousands except shares)


Note 8--Income Taxes (continued)

         The Company's income tax provision differs from the provision calculated using the US federal yax rate of 34% as follows:

                                     For the Nine Months     For the Fiscal Year
                                     Ended September 30,     Ended December 31,
                                     -------------------     -------------------
    Statutory income tax
     (benefit) provision                   $  45                   $ (36)
    Overseas tax at rates
     different to effective rate              19                       -
    Permanent timing differences               1                       -
    Valuation allowance                        -                      33
    Miscellaneous                              -                       8
                                         ------------            -----------
                                           $  65                   $   5
                                         ============            ===========

         The deferred income tax balance comprises:

                                                    September 30, 2002
                                                    ---------------------
    Deferred tax liabilities:
     Property, plant and equipment                         $      93
                                                           ------------
    Total deferred tax liabilities                                93
                                                           ------------
    Deferred tax assets:
     Pension liability                                         9,293
     Accruals and allowances                                   3,186
     Inventories                                                  15
     Tax loss carry forwards and other tax credits            16,810
     Postretirement benefits                                     158
     Other                                                        38
                                                           ------------
    Total deferred tax assets                                  29,500
    Valuation allowance                                       (15,871)
                                                           ------------
    Net deferred tax assets                                    13,629
                                                           ------------
    Deferred tax asset, net                                $   13,536
                                                           ============

         A valuation allowance of approximately $15.9 million has been made against certain deferred tax assets of Spear & Jackson, Inc. at September 30, 2002 ($0.1 million at December 31, 2001) due to the uncertainty of their future realization. These assets relate to operating loss carry forwards in the Company's UK, US and Australian subsidiaries totaling approximately $5.4 million and to other UK tax credit carry forwards of approximately $10.5 million.

                              SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (in thousands except shares)

Note 9--Notes Payable

Mega Tools Ltd. has a credit facility agreement with The Bank of Montreal which provides revolving credit facilities of up to $40 denominated in Canadian dollars. The credit facility bears interest at bank prime lending rates plus 1.5% per annum and is collateralized by a first mortgage on the real estate of Mega Tools Ltd., a general security agreement covering all assets of Mega Tools Ltd., guarantees by MegaPro Tools, Inc. and Mega Tools USA, Inc. and guarantees by a director of the Company. Funds advanced under this agreement are due on demand by The Bank of Montreal which may terminate the credit facility at any time. The bank prime lending rate was 4.5% at September 30, 2002 and 4.0% at December 31, 2001.

The French and Australian subsidiaries of Spear & Jackson plc maintain short-term credit facilities of $4.1 million denominated in Euros and Australian dollars. The facilities comprise bank overdraft lines, with interest rates ranging from 6.8% to 12.6%, together with facilities for letters of credit and the discount of bills receivable. There was $1.2 million outstanding under the overdraft lines at September 30, 2002 and $1.0 million of letters of credit and bills outstanding under these facilities. In addition, the UK subsidiaries of Spear & Jackson plc and Bowers Group plc maintain a line of credit of $7.0 million. This is secured by fixed and floating charges on the assets and undertakings of these businesses. Of the total facility, $4.7 million relates to bank overdrafts and $2.3 million is available for letters of credit. These facilities are denominated in British pounds. The overdraft carries interest at UK base rate plus 0.75%. At September 30, 2002, the Company had no borrowings outstanding under the overdraft line but had $0.7 million in outstanding letters of credit.

Note 10 - Long Term Debt

At September 30, 2002, loans comprise:
    Payable to a stockholder of the Company, unsecured,
    with quarterly payments of interest only at 10.25%
    per annum, matures October 1, 2002, fair market
    value $62 (2001 - $62).                                     $      60

    Bank of Montreal, secured as in Note 9, repayable in
    monthly instalments plus interest at bank prime lending
    rates plus 1.5% per annum. The loan is due on demand.              22
                                                                 -------------
                                                                       82
    Less current portion                                              (69)
                                                                 --------------
                                                                $      13
                                                                 ==============

The repayment schedule of the above loans is as follows:
    Repayable within one year                                   $      69
    Repayable after more than one year                                 13
                                                                 --------------
                                                                $      82
                                                                 ==============
Principal payments on long term debt based upon agreed repayment schedules at September 30, 2002, are as follows:

                                     Year                  Amount
                                     ----                  ------
                                     2003                   $ 69
                                     2004                      9
                                     2005                      4
                                                           ------
                                                            $ 82
                                                           ======

                              SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (in thousands except shares)

Note 11 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

                                                    September 30, 2002
                                                    ------------------
    Compensation related                                 $ 4,107
    Rebates/dealer incentives                              1,704
    Sales taxes payable                                      910
    Commissions                                              566
    Promissory notes                                         234
    Other accruals                                         4,550
    Other                                                  3,279
                                                          -------
                                                        $ 15,350
                                                          =======
Note 12 - Director's Loan Payable

The director's loan is unsecured and due on demand. It bears interest at 10.25% per annum and has no specific terms of repayment. The balance on the director's loan at September 30, 2002 was $100 (December 31, 2001 $20). During the year a further advance of $100 was made by the director and $20 was repaid by the company. There was no material difference between the accounts carrying value of this loan and its fair market value.

Note 13--Pension Plan

        The Company has a contributory defined benefit plan covering certain of the United Kingdom employees in its Spear & Jackson subsidiary which was acquired on September 6, 2002. A valuation of the plan was carried out under SFAS 87 at the acquisition date and this showed a net excess of pension benefit obligations over plan assets of $31,041. A similar valuation was prepared at September 30, 2002. The following table analyzes the movement in the pension plan liability between September 6 and September 30 and provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of the Company's defined benefit pension plan with the amounts recognized in the Company's balance sheet at September 30 2002:

    Change in projected benefit obligation:
    Benefit obligation at September 6                        $ 145,321
    Service cost                                                   103
    Interest cost                                                  546
    Employee contributions                                          70
    Foreign currency exchange rate changes                        (717)
    Actuarial loss                                                -
    Benefits paid                                                 (511)
                                                              ----------
    Projected benefit obligation at September 30             $ 144,812
                                                              ==========
    Change in fair value of plan assets:
    Fair value of plan assets at September 6                  $ 114,280
    Actual return on plan assets                                    560
    Foreign currency exchange rate changes                         (564)
    Employer contributions                                          206
    Employee contributions                                           70
    Benefits paid                                                  (511)
                                                              ----------
    Fair value of plan assets at September 30                 $ 114,041
                                                              ==========

    Funded status of plan:
    Projected benefit obligation in excess of plan assets     $ (35,551)
    Unrecognized net actuarial loss                               4,780
                                                              ----------
    Net amount recognized                                     $ (30,771)
                                                              ==========
    Amounts recognized in the balance sheet consist of:
    Pension liability                                         $ (30,771)
                                                              ==========

                              SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (in thousands except shares)

Note 13--Pension Plan (continued)

The assumptions used and the net periodic pension cost for the Company's defined benefit plans are presented below:

    Weighted average assumptions as of September 30, 2002

    Discount rate                                                  5.75%
    Rate of compensation increase                                  2.25%
    Expected return on assets                                      7.50%
    Fixed pension increase                                         5.00%
    LPI pension increase                                           2.25%
    Post 1988 GMP increase                                         1.85%

    Components of net periodic benefit cost
     Defined benefit plans:
     Service cost                                                  $ 103
     Interest cost                                                   546
     Expected return on plan assets                                 (560)
     Recognition of actuarial loss                                   -
                                                                    -----
    Net periodic cost                                              $  89
                                                                    =====

         The tables above set forth the historical components of net periodic pension cost and a reconciliation of the funded status of the pension plan for the employees associated with the Company and is not necessarily indicative of the amounts to be recognized by the Company on a prospective basis.

Note 14--Leases

         Rental expense for operating leases in the period to September 30, 2002 was $65. There were no operating lease costs in the year ended December 31, 2001. Future minimum rental commitments under noncancellable operating leases as of September 30, 2002 are:

    2003                                                     $  867
    2004                                                        707
    2005                                                        538
    2006                                                        368
    Thereafter                                                  344
                                                              ------
    Total minimum lease payments                             $ 2,824
                                                              ======

         Under capital lease agreements, the Company is required to make certain monthly, quarterly or annual lease payments through 2006. The aggregate minimum capital lease payments for the next four years, with their present value as of September 30, 2002, are as follows:

    2003                                                    $ 338
    2004                                                      164
    2005                                                       42
    2006                                                        6
                                                             ------
    Total minimum lease payments                              550
    Less amount representing interest at 9%                   (50)
                                                             ------
    Present value of net minimum lease payments               500
    Less current portion                                     (338)
                                                             ------
    Long-term portion                                       $ 162
                                                             ======

         The current portion of the capital lease obligation is included in Accrued expenses and other liabilities and the lon-term portion is included in Other liabilities.

                              SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (in thousands except shares)

Note 15 - Common Stock

Authorized: 25,000,000 Common shares with a par value of $.001 per share

Note 16 - Stock Option Plan

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

Note 17 - Stock Options:

Pro-forma information regarding Net Income (Loss) and Net Income (Loss) per Share is required under SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. No options were granted in the period to September 30, 2002. The fair value of options granted in the year ended December 31, 2001 was $0.65. The fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions: no dividends, an average risk-free interest rate of 3.01% (2001 - 5.59%), volatility factor of the expected market price of the Company's common stock of 100% (2001 - 0.00%) and a weighted average expected life of the options of two years.

A summary of stock option transactions for the period ended September 30, 2002 and the year ended December 31, 2001 is presented below:

                                                Number       Weighted Average
                                                              Exercise price
Outstanding, December 31, 2000                  260,000            $0.85
  Expired March 14, 2001                       (130,000)           $0.85
  Issued October 16, 2001                        50,000            $1.50
                                               ---------       -------------
Outstanding, December 31, 2001                  180,000            $1.03
                                               =========       =============
Outstanding, December 31, 2001                  180,000            $0.85
  Exercised, May, 2002                          (27,000)           $1.50
  Cancelled, September, 2002                   (153,000)           $0.95
                                               ---------       -------------
Outstanding, September 30, 2002                    -               $ -
                                               =========       ==============

For the year ended December 31, 2000 the Company recorded deferred compensation of $39 based upon the difference between the exercise price and market price for the options granted. The deferred compensation was amortized over the vesting period of the stock options with compensation expense of $36 recognized for the year ended December 31, 2000. The remaining $3 of deferred compensation was reversed upon expiration of the unvested portion of the stock options on March 14, 2001. Compensation expense was not recorded in respect to the stock options granted in 2001 to employees because the exercise price exceeded the market price of the shares at the time of the grant.

                              SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (in thousands except shares)



Note 18 - Stock Compensation

On January 15, 2002 the company issued 321,000 shares of its common stock to a business consultant in consideration for the provision of services with the objective of increasing the Company's revenues and earnings and expanding its business. The Company recorded compensation expense of $449 for this contract based upon the fair market value of the common stock on the date of issue. The compensation expense is being amortized over the two year period of the contract with $159 expensed during the current period and the balance of $290 being deferred and amortized in future periods.

On February 27, 2002 10,000 shares of common stock were issued as consideration for director's services. The company recorded compensation expense of $28 in the period to September 30, 2002 based upon the fair market value of the stock at the date of issue.

On September 6, 2002 as a requirement of the purchase of Spear & Jackson plc and Bowers group plc, PNC Tools Holdings LLC bought 6,005,561 shares of the common stock of the Company for a total consideration of $2,000. The difference between the price paid and the market values of those shares has been treated as an additional cost of investment in the Spear & Jackson and Bowers companies.

Note 19 - Related Party Transactions and Balances

Transactions for the nine months ended September 30, 2002 and the year ended December 31, 2001 were as follows:

                                                      2002               2001
                                                     -------            ------
Interest on the promissory note payable
 to a stockholder of the  Company and
 interest on director's loan                           $ 7                $ 6
                                                      ======             =====

These transactions are recorded at the exchange amount, being the amount of consideration established and agreed to by the related parties.

At September 30, 2002, the amounts due from and to related parties not disclosed elsewhere in these consolidated financial are as follows:


Accounts payable and accrued liabilities to
 a stockholder                                         $ 4
                                                      ======

These balances are interest-free, due on demand and have arisen from the interest expense referred to above.

Note 20 - Contractual Obligations

(a) On February 29, 2000 the Company entered into two license agreements covering the period November 8, 1999 to November 8, 2005 with the owner of the patents for the Company's multi-bit screwdrivers. These agreements divide the licensing rights between sales to national accounts (certain listed retail outlets) and sales to regular accounts (all accounts which are not national accounts). These agreements require the following royalty payments:

                              SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (in thousands except shares)


Note 20 - Contractual Obligations (continued)

The National Accounts Agreement requires a unit royalty of $.30 per unit manufactured or sold. The Regular Accounts Agreement requires a unit royalty of $.45 per unit manufactured in Canada and the U.S., $.40 per unit for the first 100 units annually manufactured outside of Canada and the U.S. and $.30 per unit for units in excess of 100 annually manufactured outside of Canada and the U.S.

The Agreements require $150 minimum annual royalty payments for the years ended November 8, 2000 through 2005.

The unit royalties and minimum annual royalties are to be adjusted annually commencing November 8, 2000 based upon the increase in the November 8, 1999 Consumer Price Index for the City of Vancouver, British Columbia as provided by Statistics Canada.

The Company has the option to renew both the National and Regular Accounts License Agreements until December 1, 2032 provided that it pays renewal fees of $25 on November 8, 2002, $30 on November 8, 2003 and $35 on November 8, 2004.

(b) On February 29, 2000 the Company entered into a sub-license agreement covering the period November 9, 1999 to December 1, 2012 with a national account. This agreement permits the sub-licensee to manufacture and distribute the Company's drivers for a unit royalty of $.60 per unit sold. The minimum annual royalties required under the agreement for years ending November 8 are $30 for 2000 and $60 for 2001 to 2012. If the sub-licensee has produced and is airing an "infomercial" or equivalent video promotion the minimum annual royalties are to be doubled. On May 22, 2001 the national account filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. This entitles the Company to terminate its sub-license agreement, however, it has not yet terminated the agreement.

(c) The Company has acquired a 50% interest in Megapro Holdings Inc., a company incorporated in British Columbia, Canada to develop and hold patents for new products. To date, the company has been inactive.

(d) In September 2002, the Company entered into an employment agreement with Neil Morgan which shall terminate on March 2003. Under the terms of such agreement, Mr. Morgan shall receive a salary at a monthly rate of $12,500 per month payable semi-monthly solely out of available cash flow from the Company's Vancouver and Seattle operations.

(e) In September 2002, the Company entered into an employment agreement with Joseph Piscitelli which shall terminate in March 2003. Under the terms of the employment agreement, Mr. Piscitelli shall serve as the Company's Chief Operating Officer. Mr. Piscitelli shall receive a salary at a monthly rate of $10,000 per month payable semi-monthly. Under the terms of the agreement Mr. Piscitelli has agreed that he will not during the term of such agreement and for a period of six months from the date of termination engage in any competitive business activities with the Company in the State of Florida, call upon any of the Company's customers or clients for the purposes of engaging in any competitive activities or divert, solicit or take away any of the Company's customers or clients for the purpose of engaging in any competitive activities.

                              SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (in thousands except shares)


Note 21--Segment Data:

         The Company's operations are classified into one business segment. These operations are conducted primarily in the United Kingdom, France, Canada, USA and Australia. The following table presents certain data by geographic areas (in thousands):

                          Sales (a)                   Long-lived Assets (b)
                 ----------------------------   ----------------------------
                 Nine Months Ended  Year Ended    Nine Months Ended  Year Ended
                   September 30,    December 31,   September 30,    December 31,
                       2002            2001            2002            2001
                   -------------   ------------    -----------     -------------
United Kingdom       $ 2,764        $   -            $ 18,063         $  -
Europe                 1,317            -               1,150            -
Australasia            1,009            -                 245            -
North America          1,158           1,255              207             209
Other                    879            -                -               -
                      -------        -------          --------         -------
Total sales          $ 7,127        $  1,255         $ 19,665         $   209
                      =======        =======          ========         =======

                         Depreciation                 Capital expenditure
                 -------------------------------  ------------------------------
                 Nine Months Ended  Year Ended    Nine Months Ended  Year Ended
                   September 30,    December 31,   September 30,    December 31,
                       2002            2001            2002            2001
                   -------------   ------------    -----------     -------------
United Kingdom       $    58        $   -            $      1         $  -
Europe                     3            -                -               -
Australasia                8            -                   1            -
North America             17              26               12              23
Other                      -            -                -               -
                      -------        -------          --------         -------
Total sales          $    86        $     26         $     14         $    23
                      =======        =======          ========         =======
(a) Sales are attributed to geographic areas based on the location of the customers.
(b)      Represents property, plant and equipment, net.

Note 22--Commitments and Contingencies

         The Company is subject to a wide range of environmental protection laws. It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other Potential Responsible Parties, the extent of contamination and the nature of required remedial actions. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present fair value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

                              SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (in thousands except shares)


Note 22--Commitments and Contingencies (continued)

No information currently available reasonably suggests that projected expenditures associated with remedial action or compliance with environmental laws for any single site or for all sites in the aggregate, will have a material adverse affect on the Company's financial condition, results of operations or cash flows.

         Also, certain of the Company's subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business. It is management's opinion, based on the advice of counsel, that the ultimate resolution of such litigation and environmental matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         In addition, the Company had outstanding documentary letters of credit totaling $1.0 million at September 30, 2002, respectively, related primarily to inventory purchases from suppliers in the Far East.