Form 10QSB
period 2002-12-31
SPEAR & JACKSON INC
filed 2003-02-07
CIK 1107206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For the quarter ended December 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

    For the transition period from _____________ to _____________ Commission file number 333-40738

                              SPEAR & JACKSON, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)



               Nevada                                     91-2037081
       ---------------------                            ---------------
    (State of other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                Identification Number)

    2200 Corporate Boulevard, Suite 314
       Boca Raton, Florida                                33431
 --------------------------------------                  --------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: 561-999-9011


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Registrant had 12,011,122 shares of Common Stock, $.001 par value per share outstanding as of January 31, 2003.

                             Spear & Jackson, Inc.



                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                              Page Number
Item 1. Financial Statements (Unaudited)

  Consolidated Balance Sheet - December 31, 2002                   3

  Consolidated Statements of Operations - Three Months
   Ended December 31, 2002, and 2001.                              4

  Consolidated Statements of Comprehensive Income (Loss)-
   Three Months Ended December 31, 2002, and 2001.                 5

  Consolidated Statements of Cash Flows - Three Months
   Ended December 31, 2002, and 2001.                              6

  Notes to Consolidated Financial Statements                       7

Item 2. Management's Discussion and Analysis or Plan of Operation  8 - 12

Item 3. Controls and Procedures                                    13

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                        13

  Item 2. Changes in Securities and Use of Proceeds                13

  Item 3. Defaults Upon Senior Securities                          13

  Item 4. Submission of Matters to a Vote of Security Holders      13

  Item 5. Other Information                                        13

  Item 6. Exhibits and Reports on Form 8-K                         13


SIGNATURES                                                         14

CERTIFICATION PURSUANT TO SECTION 302 OF
 SARBANES OXLEY ACT OF 2002                                        15 - 16

                              SPEAR & JACKSON, INC.

                           CONSOLIDATED BALANCE SHEET

                              AT DECEMBER 31, 2002

                                   (Unaudited)

                                 (In thousands)
                                     ASSETS
Current assets:
 Cash and cash equivalents                                $  8,116
 Trade receivables, net                                     16,621
 Inventories                                                22,936
 Other current assets                                        1,128
                                                           --------
Total current assets                                        48,801

Property, plant and equipment, net                          20,113
Deferred income taxes                                       13,608
Investments                                                    143
                                                           --------
                                                          $ 82,665
                                                           ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                            $     27
 Current maturities of long-term debt                           69
 Trade accounts payable                                     11,774
 Accrued expenses and other liabilities                     14,439
 Director's loan payable                                       100
 Foreign taxes payable                                          59
                                                           --------
Total current liabilities                                   26,468

Long-term debt                                                  11
Other liabilities                                              948
Pension liability                                           31,499
                                                           --------
Total liabilities                                           58,926
                                                           --------
Stockholders' equity:
 Common stock                                                   12
 Additional paid in capital                                 21,651
 Accumulated other comprehensive loss
  Foreign currency translation adjustment                      670
Retained earnings                                            1,406
                                                           --------
                                                            23,739
                                                           --------
Total liabilities and stockholders' equity                $ 82,665
                                                           ========


   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                 (In thousands)

                                             For the Three Months Months Ended
                                                       December 31,
                                             --------------------------------
                                               2002               2001
                                             ----------       -----------
Net sales                                 $    23,336       $        296

Cost of goods sold                             15,491                211
                                             ---------        -----------
Gross profit                                    7,845                 85

Operating costs and expenses:
Selling, general and
 administrative expenses                        6,243                157
                                             ---------        -----------
Operating income (loss)                         1,602                (72)
                                             ---------        -----------
Other income (expense)
Royalties (net)                                    12                 11
Rental income                                    -                     2
Interest and bank charges (net)                   (19)                (3)
                                             ---------        -----------
                                                   (7)                10
                                             ---------        -----------
Income (loss) before income taxes               1,595                (62)

Provision for income taxes                       (390)                (5)
                                             ---------        -----------
Net income (loss)                         $     1,205       $        (67)
                                             =========        ===========

Basic and diluted profit (loss)
 per share                                $      0.10       $      (0.01)
                                             =========        ===========

Weighted average shares outstanding        12,012,122          6,847,100
                                           ==========         ===========


   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                   (Unaudited)

                                 (In thousands)

                                             For the Three Months Months Ended
                                                       December 31,
                                             --------------------------------
                                               2002               2001
                                             ----------       -----------
Net income (loss)                         $    1,205        $        (67)

Other comprehensive income (loss)

 Foreign currency translation
  adjustments                                    783                  (2)
                                           ----------        ------------
Total comprehensive income (loss)         $    1,988        $        (69)
                                           ==========        =============






    The accompanying notes are an integral part of these financial statements
                                       5

                              SPEAR & JACKSON, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (In thousands)


                                             For the Three Months Months Ended
                                                       December 31,
                                             --------------------------------
                                               2002               2001
                                             ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                        $    1,205        $        (67)
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
 Depreciation                                    528                   7
 Stock compensation                               57                 -
 Deferred income taxes                           415                   5
Changes in operating assets and
 liabilities, excluding the effects
 of acquisitions and dispositions:
 Decrease (increase) in trade receivables      1,612                 (48)
 (Increase) decrease in inventories           (2,150)                  7
 Decrease in other current assets                193                  23
 Increase in trade accounts payable            3,077                  32
 (Decrease) increase in accrued expenses
 and other liabilities                        (1,501)                  8
 Increase in foreign taxes payable                18                 -
 Decrease in other liabilities                  (441)                -
                                           ----------        ------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                          3,013                 (33)
                                           ----------        ------------
INVESTING ACTIVITIES:
Purchases of property, plant
 and equipment                                  (183)                 (1)
Proceeds from sale of property,
 plant and equipment                            -                     (1)
                                           ----------        ------------
NET CASH USED IN INVESTING ACTIVITIES           (183)                 (2)
                                           ----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                       (2)                 (2)
Proceeds from long term debt                    -                      8
Repayment of overdraft                        (1,253)                -
Net advances from director                      -                     20
Exercise of stock options                          3                 -
                                           ----------        ------------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                         (1,252)                 26
                                           ----------        ------------
Effect of exchange rate changes on
 cash and cash equivalents                        52                 -
                                           ----------        ------------
CHANGE IN CASH AND CASH EQUIVALENTS            1,630                  (9)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                           6,486                   17
                                           ----------        ------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                            $    8,116        $           8
                                           ==========        =============

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                    $       23        $           1
                                           ==========        =============
Cash paid for taxes                       $        8        $           1
                                           ==========        =============


      The accompanying are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1--Basis of Presentation

             These consolidated financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Spear & Jackson Inc. (the Company) and its wholly owned subsidiaries, Mega Tools Ltd., Mega Tools USA, Inc., Megapro Tools Inc., S & J Acquisition Corp., Inc., Spear & Jackson plc and Bowers Group plc. Both Spear & Jackson plc and Bowers Group plc are sub-holding companies and their business is carried out by the following directly and indirectly owned subsidiaries: Bowers Metrology Limited., Bowers Metrology UK Limited, Coventry Gauge Limited, CV Instruments Limited, Eclipse Magnetics Limited, Spear & Jackson (New Zealand) Limited, James Neill Canada Inc., James Neill Holdings Limited, James Neill U.S.A., Inc., Spear & Jackson (Australia) Pty Ltd., Magnacut Limited, Neill Tools Limited, Spear & Jackson Garden Products Limited, Spear & Jackson Holdings Limited, Spear & Jackson France S.A. and Societe Neill France S.A

All significant intercompany accounts and transactions have been eliminated on consolidation.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to both the rules and regulations of the Securities and Exchange Commission and with instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company's management, all adjustments necessary to present fairly the Company's financial position as of December 31, 2002, and the results of operations for the three-month periods ended December 31, 2002 and 2001 and cash flows for the periods ended December 31, 2002 and 2001 have been included.

It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the period ended September 30, 2002 included in the Company's annual report filed on Form 10-KSB for the period then ended.

The results of operations for the three-month period ended December 31,2002 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to prior period amounts to conform to current period presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Note 2 - Nature of Business

The Company, Megapro Tools, Inc., was incorporated in the State of Nevada on December 17, 1998 and was inactive until the acquisition of Mega Tools Ltd. and Mega Tools USA, Inc. via reverse acquisition on September 30, 1999. The Company is engaged in the manufacture and sale of a patented multi-bit screwdriver. The Company has entered into an exclusive North American licence agreement with the patent holder of a retracting cartridge type screwdriver. This licence agreement gives the Company unrestricted use of the patent in Canada and the United States until November 8, 2005. The Company's wholly owned subsidiaries, Mega Tools USA, Inc. and Mega Tools Ltd. manufacture and market the drivers to customers in the United States and Canada.

On September 6, 2002 the Company acquired the entire issued share capital of Spear & Jackson plc and Bowers Group plc. These companies, through their principal operating entities, as disclosed in note 1, manufacture and distribute a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools primarily in the United Kingdom, Europe, Australia, North and South America, Asia and the Far East.

On 7 November 2002 the Company changed its name from Megapro Tools Inc to Spear & Jackson, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

We were founded to design, market and manufacture innovative multi-bit screwdriver products under the Megapro name and incorporating the retractable cartridge design patented by Winsire Enterprises Corporation. Our business commenced in 1994 when we began selling our Megapro 15 in 1 screwdriver to the industrial and commercial tools market.

On September 6, 2002 the Company acquired the entire issued share capital of Spear & Jackson plc and Bowers Group plc. These companies, through their principal operating entities, as disclosed in note 1 to the financial statements, manufacture and distribute a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools primarily in the United Kingdom, Europe, Australia, North and South America, Asia and the Far East. These products are manufactured and distributed under various brand names including:

*        Spear & Jackson - garden tools;
*        Neill - hand tools;
*        Bowers - bore gauges and precision measuring tools;
*        Coventry Gauge - air and other gauges;
*        CV - precision measuring instruments;
*        Robert Sorby - wood turning tools;
*        Moore & Wright - precision tools;
*        Eclipse - blades and magnetic equipment;
*        Elliot Lucas - pincers and pliers; and
*        Tyzack - builders' tools

The principal operating divisions and their key products comprise:

* Neill Tools (hand hacksaws, blades, hacksaw frames, builders' tools, riveter guns, wood saws and lawn, garden and agricultural tools, all non-powered).

* Eclipse Magnetics (permanent magnets, magnetic tools, machine tools, magnetic chucks and turnkey magnetic systems).

* The Metrology Division comprising Moore & Wright and Coventry Gauge (low technology measuring tools and hand held gauges for checking the threads, diameters and tapers of machined components); Bowers Metrology (high specification metrology instruments including precision bore gauges, universal gauges and hardness testing equipment).

*        Robert Sorby (hand held wood working tools and complementary products).

In addition, Spear & Jackson plc has subsidiary companies in France (Spear & Jackson France S.A.) and Australasia (Spear & Jackson (Australia) Pty Ltd and Spear & Jackson New Zealand Limited) which act as distributors for Spear & Jackson and Bowers manufactured products and complementary products sourced from third party suppliers.

Our strategy is to maintain and develop the revenues of our new businesses through such methods as:

(a) Maintaining and heightening the profile of our existing quality brand names. Such activity will comprise trade, general and TV advertising, extensive promotional work at trade shows, the development of corporate web sites, etc.

(b)    Continuous product improvement and innovation.

(c)    Increasing market share by offering highly competitive product offerings.

In addition, our business plan will focus on improved profitability by the initiation of improved export distribution channels, improved production efficiency and the formation of new manufacturing and selling partnerships and joint ventures. Such strategic partners will give us the potential for the cross distribution of products, joint manufacturing projects and joint product development.


Since acquisition, recent product announcements include:

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

In November 2002, the Company announced a new magnetic pickup tool, "Needle Stick". The hand-held magnetic pickup tool allows handlers of needles to safely extract and dispose of needles in a safe manner without the need for cumbersome forceps. In addition, multiple needles can be extracted in one operation.

In January 2003 the Company's Neill Tools operations launched "The Demolition Saw", a multipurpose hard wearing saw with the ability to cut through metal, plastic, wood and concrete blocks thanks to the application of a new edge treatment to the saw's high tensile toughened blade.

Also in January the Company launched a new Eclipse high access saw and a new design of a junior hacksaw which allows access into restricted spaces.

RESULTS OF OPERATIONS

The results discussed below compare the three months to December 31, 2002 with the three months ended December 31, 2001. The 2002 results include revenues and costs attributable to the Spear & Jackson and Bowers businesses acquired on September 6, 2002. The 2001 comparatives relate to the Megapro operation only. All figures are expressed in $'000 unless otherwise stated.

REVENUE

Net revenues increased to $23,336 from $296 in the period ended December 31, 2002 compared to the period ended December 31, 2001. Of this increase, $22,997 was attributable to revenues relating to the Spear & Jackson and Bowers businesses acquired in the previous quarter. Revenues of the Megapro screwdrivers trade showed an increase from $296 for 2001 to $339 for 2002.

We aim to maintain and develop the revenues of our new business through the launch of new products, the enhancement of existing items and the continued marketing of these companies' brands in order to retain and gain market share.

All divisions of the Spear & Jackson and Bowers businesses delivered strong trading performances in the three months ended December 31, 2002.

Neill Tools recorded an excellent export sales result, thanks in part to winning a contract in Fiji for contractors' tools. A favourable sales mix produced increased gross profit margins, some 4% better than expectation.

In order to sustain the first quarter performance the division has focused on new product development and this has seen the launch of a new range of engineering and anti-static pliers, a new demolition and easy access saw plus a full range of fibreglass shafted contractors' tools under the JCB brand. A strong second quarter is also anticipated with more new products coming on stream, supported by a T.V. advertising campaign in the UK and the releases of a new product catalogue in both hard back and CD versions.

Eclipse Magnetics' first quarter reflected an increase in sales volume over the previous year particularly within the distribution and special applications product lines. Operating profit was significantly better than the equivalent year as a result of improved gross margins and tight fixed overhead control from management.

New catalog listings and increased lines in existing catalogs were achieved within the US, Canadian and Swedish markets. This being inline with our strategic goals for market share increase with brand recognition.

The German industrial tool market was targeted during the quarter. Although, like many other economies, this market is still suffering from reduced output, it still represents one of the largest tool consumption economies and a dedicated sales professional was recruited to champion this project.

New product development continues with the strategy being focused towards higher tech and added value products.

Eclipse secured a commercial agreement with STUD-IT to manufacture a novel anti-theft device for vehicles and we are also evaluating the sale of this product under licence.

A supply agreement was signed with a German metal detection company giving Eclipse the exclusive rights to the UK market. This range complements the Eclipse magnetic separation range, giving a full foreign body detection range to Eclipse for the chemical, pharmaceutical and food industries.

A new sticky Pickup Tool was designed. This hand-held magnetic Pickup Tool allows handlers of needles to safely attract a dispose of needles in a safe manner without the need for cumbersome forceps.

A high volume magnetic filtration system to remove micron sized metal particles from a water-based fluid was designed and supplied to a large car manufacturer.

During this quarter Eclipse has also been developing new magnetic assemblies for IBM. (Cable pulling device for cable installation, designed to release the cable at a specific pull pressure, this removes the breakage of the cable during installation).

Robert Sorby's first quarter of the financial year was dominated by a strong performance in the UK.

Sales to our domestic market showed an 8% increase over the previous year. While the market itself was not especially buoyant we put in place a number of initiatives which bolstered and sustained our performance.

We were particularly successful at marketing our products through consumer exhibitions and in-store demonstrations across the UK. These are accounting for an increasing proportion of our business and it is a format which we are translating into overseas markets.

Demand for traditional woodturning tools and lathe chucks was particularly strong in the face of stiff competition. Our initiatives were backed by extensive consumer advertising and editorials.

A major breakthrough was made in Ireland where regular attendance at in-store demonstrations and woodworking clubs has reaped benefits.

Our own retail store has also produced strong results with sales increasing by 18% on the back of new products and a new mail order catalogue.

In North America USA sales were weaker due to softer market conditions. However, resources were dedicated to marketing product to consumers in a depressed market through exhibitions and mailing. Sales into Canada show a significant upturn on the back of an intensive programme of consumer marketing right across the country.

Despite generally weak trading conditions our business in Europe held up to expectations.

In the Bowers division, profits for the quarter were ahead of forecast due mainly to an improved performance from the Bowers UK business. Several long-term projects were shipped during the quarter, including one significant delivery to a large blue-chip Aerospace manufacturer. Additionally, a specific promotion to sell off some obsolete inventory was extremely successful.

The closure of the loss making calibration division was completed in the period. The customer service departments for the group were consolidated from four to two sites (UK and Export) during the quarter to give greater efficiencies going forward.

Manufacturing industry world-wide continues to be reluctant to invest and this directly affects the core 3-point bore gauging business. The USA has stabilised but continues to operate below historical levels, with key distributors still being very cautious with inventories. Europe shows a similar picture, with the exception of Germany where, despite a sluggish economy, sales are continuing to show growth. This is mainly due to new listings with the largest industrial catalogue in Europe, Hoffmann Group, based in Munich.

The Asian markets are very mixed with sales to China growing rapidly, but Japan and South East Asia still struggling to achieve the required growth. Initiatives within China are expected to further improve sales in this region throughout the year.

Sales of the recently launched Checkmatic flexible gauging unit are ahead of target, with the UK leading the way. Sales are expected to improve further as listings are obtained with this product in the major industrial catalogs.

Spear & Jackson France reported sales ahead of budget for the quarter thanks to successful Autumn promotions and the launch of the "Cottage" range of rockery tools.

In December the company announced that it will supply Domaxel, a DIY chain of 300 stores, with an additional private label range of garden tools. Spear & Jackson currently supplies Domaxel with Spear & Jackson branded garden tools and will now supply an additional product range along with the Spear & Jackson brand.

Spear & Jackson Australia and Spear & Jackson New Zealand also performed ahead of budget and in November produced a record monthly sales figure.

COSTS OF GOODS SOLD AND GROSS PROFIT

Costs of goods sold increased to $15,491 in the period ended December 31, 2002 from $211 in the three months ended December 31, 2001. $15,277 of this increase relates to the Spear & Jackson and Bowers entities. Megapro's costs remained flat at $214 despite an increase in sales of $43 in the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001.

Our gross profit rose from $85k to $7,845. The first quarter 2002 numbers reflect the impact of the businesses acquired in September 2002 which generated a gross profit of $7,720. The Megapro division recorded a gross profit of $125. This was an improvement of $40 on the comparable quarter last year resulting from the sales increase referred to above in conjunction with a favourable sales mix and cost reductions. The Megapro gross profit percentage accordingly moved from 28.7% in the period ended December 31, 2001 to 36.9% in the three months ending on December 31, 2002.

The gross profit percentage attributable to the Spear & Jackson and Bowers entities was 33.6% in the period ended December 31, 2002. Margins across all divisions were strong, benefiting from favourable sales mixes and product cost controls. We will continue to monitor and evaluate means of further reducing costs of goods sold across all our principal trading operations to avoid any margin dilution.

EXPENSES

Selling, general and administrative expenses increased by $6,086 from $157 in the three months ended December 31, 2001 to $6,243 in the period ending December 31, 2002. $6,083 of this movement relates to the overhead costs arising in the Spear & Jackson and Bowers companies together with increased head office costs resulting from the acquisition of these companies. Selling, general and administrative expenses within the Megapro division showed a marginal increase from $157 in the quarter ended December 31, 2001 to $160 in the three months ending December 31, 2002.

Other income and expenses moved from a net income of $10 in the three months ended December 31, 2001 to net expenses of $7 in the quarter ended December 31, 2002. This movement is attributable to the increased interest charges relating to the Spear & Jackson business.

INCOME BEFORE INCOME TAXES

Our income before income taxes in the period to December 31, 2002 amounted to $1,595. This compares to a loss before income tax for the quarter ended December 31, 2001 of $62. The increase in profitability of $1,657 is primarily derived from the contribution in 2002 of the Spear & Jackson and Bowers entities whose net profit before tax after holding company expenses was $1,625. The result of the Megapro business was a loss of $30 - an improvement of $32 on the entity's result for the period ended December 31, 2001.

INCOME TAX

Income taxes were $390 in the period to December 31, 2002 compared to a $5 income tax charge in the period to December 31, 2001.

Income taxes were 24% of profits before tax in 2002 as opposed to 8% of the loss before income taxes in 2001. Differences between the effective rate and the statutory rate result from tax charges in certain overseas subsidiaries within the Spear & Jackson group being taxed at rates different from the effective rate, the non recognition of tax losses within the deferred tax computation and permanent differences between accounting and taxable income as a result of non-deductible expenses and non-taxable income. Because of the availability of tax net operating losses it is not anticipated that any of the quarter 1 2002 tax charge will result in the payment of any income taxes.

NET PROFIT

Our net profit after income taxes was $1,205 for the period to December 31, 2002. This compares to a loss after income taxes of $67 for the period ended December 31, 2001. The improvement of $1,272 is largely attributable to the net profit after taxes arising in the Spear & Jackson and Bowers companies in the period ended December 31, 2002.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash position was $8,116 at December 31, 2002 and our working capital position was $22,333 on December 31, 2002.

Net cash generated from operating activities in the period to December 31, 2002 was $3,013 compared to operating cash consumption of $33 in the period to December 31, 2001. This improvement in 2002 arises from cash generation in the Spear & Jackson and Bowers businesses of $2,952 plus cash generated in the Megapro division of $61. The Megapro cash inflow results from operating losses of $23 mitigated by reductions in trade working capital of $21k and the add back of non cash charges, principally stock compensation of $63. The cash contribution of the acquired businesses derives from operating profits of $1,637 in conjunction with working capital reductions of $1,315.

Cash outflow from investing activities was $183 in the period to December 31, 2002. This compares to an outflow from investing activities in the period to December 31, 2001 of $2. Net cash used in investing activities in 2002 and 2001 comprised property and equipment purchases net of property and equipment sales. The 2002 outflow represents net equipment purchases of $183. The major item of expenditure in the period was new computer hardware in Spear & Jackson's Australian subsidiary.

Net cash absorbed by financing activities was $1,252 in the period to December 31, 2002 compared to net cash provided by financing activities in the period to December 31, 2001 of $26. Cash utilised by financing activities in the period to December 31, 2002 includes the exercise of stock options of $3 and the repayment of overdrafts and loans of $1,255. The cash provided by financing activities in the period to December 31, 2001 comprises advances provided by a director of $20 and net proceeds of long term debt of $6.

Our business operations have been funded primarily from net operating income. We have also utilised loans from the Bank of Montreal, shareholder loans and other bank facilities.

Mr. Neil Morgan, a shareholder, has advanced to us the amount of $100 as a director's loan. The loan is unsecured, bears interest at 10.25% per annum and has non specific terms of repayment.

Mr. Robert Jeffrey, another of our shareholders, has advanced us an unsecured loan at an interest rate of 10.25% per annum. The loan is repayable on demand. Until maturity, we are required to make quarterly payments of interest to Mr.
 Jeffrey.  As at December 31, 2002 the principal amount of this loan was $60.

We obtained a fixed loan from the Bank of Montreal in 1998. This loan is payable on demand with an agreed repayment schedule requiring payments of $10 per annum, paid monthly in equal instalments, plus interest at the bank's funding plus 1.5% per annum. The principal amount of the loan outstanding at December 31, 2002 was $20.

The Spear & Jackson and Bowers companies have overdraft facilities with various UK, French and Australian banks but none of the companies are currently funding any of their financing requirements through bank or other loans.

Funding to finance new products launches in the Spear & Jackson and Bowers companies will be funded from their existing banking facilities. We believe that we have sufficient capital resources and liquidity over both the short term to sustain our business operations. While we may require additional financing in order to pursue any planned expansion of the Megapro operations, we do not require additional financing in order to sustain our present business operations.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form10-KSB for the nine months ended September 30, 2002. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

EFFECT OF NEW ACCOUNTING STANDARDS

            SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections was issued April 2002. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraph 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The effects of implementation are not material.

            SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities was issued June 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002.

            In September 2002, the FASB issued SFAS No. 147, Acquisition of Certain Financial Institutions. SFAS No. 147 changed the special accounting for unidentifiable intangible assets recognized under SFAS No. 72. Transition provisions for previously recognized unidentifiable intangible assets were effective on October 1, 2002. The effects of implementation had no impact on the Company's consolidated financial statements.


ITEM 3.  CONTROLS AND PROCEDURES.

         Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

     99.1         Certification of Chief Executive and Chief Accounting Officer


(b) REPORTS ON FORM 8-K

      Form 8-K was filed on December 12, 2002 pertaining to the Changes in Registrant's name from MegaPro Tools, Inc. to Spear & Jackson, Inc. under
      Item 5.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SPEAR & JACKSON, INC.





By:  /s/Dennis Crowley                 Dated: February 7, 2003
     -------------------------
     Dennis Crowley
     Chief Executive Officer

                      SECTION 302 CERTIFICATION PURSUANT TO
                          RULE 13a-14 AND 15d-14 UNDER
                     THE SECURITIES ACT OF 1934, AS AMENDED

I, Dennis Crowley, certify that:

1.       I have reviewed this Quarterly report on Form 10-QSB of Spear &
         Jackson, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:        February 7, 2003                       /s/Dennis Crowley
                                                        ---------------------
                                                        Dennis Crowley
                                                        Chief Executive Officer
                                       15

                      SECTION 302 CERTIFICATION PURSUANT TO
                          RULE 13a-14 AND 15d-14 UNDER
                     THE SECURITIES ACT OF 1934, AS AMENDED

I, William Fletcher, certify that:

1.       I have reviewed this Quarterly report on Form 10-QSB of Spear &
         Jackson, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. the registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:        February 7, 2003                     /s/William Fletcher
                                                      -----------------------
                                                      William Fletcher
                                                      Chief Financial Officer