Form 10QSB
period 2003-03-31
SPEAR & JACKSON INC
filed 2003-05-09
CIK 1107206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                      For the quarter ended March 31, 2003

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Registrant had 12,011,122 shares of Common Stock, $.001 par value per share outstanding as of April 30, 2003.

                             Spear & Jackson, Inc.



                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                              Page Number
Item 1. Financial Statements (Unaudited)

  Consolidated Balance Sheet - March 31, 2003                      3

  Consolidated Statements of Operations - Three and Six
   Months Ended March 31, 2003, and 2002.                          4

  Consolidated Statements of Comprehensive Income (Loss)-
   Three and Six Months Ended March 31, 2003, and 2002.            5

  Consolidated Statements of Cash Flows - Three and Six
   Months Ended March 31, 2003, and 2002.                          6

  Notes to Consolidated Financial Statements                     7 - 8

Item 2. Management's Discussion and Analysis or
         Plan of Operation                                       9 - 17

Item 3. Controls and Procedures                                    18

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                        18

  Item 2. Changes in Securities and Use of Proceeds                18

  Item 3. Defaults Upon Senior Securities                          18

  Item 4. Submission of Matters to a Vote of Security Holders      18

  Item 5. Other Information                                        18

  Item 6. Exhibits and Reports on Form 8-K                         18


SIGNATURES                                                         19

CERTIFICATION PURSUANT TO SECTION 302 OF
 SARBANES OXLEY ACT OF 2002                                        20 - 21

                              SPEAR & JACKSON, INC.

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2003

                                   (Unaudited)
                                 (In thousands)

   ASSETS

Current assets:
 Cash and cash equivalents                                      $  7,330
 Trade receivables, net                                           18,189
 Inventories                                                      23,985
 Other current assets                                              1,115
                                                                 -------
Total current assets                                              50,619

Property, plant and equipment, net                                19,598
Pension assets                                                    16,654
Investments                                                          140
                                                                 -------
                                                                $ 87,011
                                                                 =======


   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                                  $    239
 Current maturities of long-term debt                                  9
 Trade accounts payable                                           11,403
 Accrued expenses and other liabilities                           13,788
 Director's loan payable                                             100
 Foreign taxes payable                                                56
                                                                 -------
Total current liabilities                                         25,595

Long-term debt                                                        10
Other liabilities                                                  1,826
Deferred income taxes                                              1,609
                                                                 -------
Total liabilities                                                 29,040
                                                                 -------
Stockholders' equity:
 Common stock                                                         12
 Additional paid in capital                                       50,455
 Accumulated other comprehensive income
  Foreign currency translation adjustment                          4,284
 Retained earnings                                                 3,220
                                                                 -------
                                                                $ 57,971
                                                                 -------
Total liabilities and stockholders' equity                     $  87,011
                                                                 =======




   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                                 (In thousands)


                                   For the Three Months   For the Six Months
                                          Ended                 Ended
                                         March 31,             March 31,
                                  ---------------------  ----------------------
                                     2003        2002      2003        2002
                                   ---------   --------   -------    ---------
Net sales                         $ 26,220    $ 22,867   $ 49,555   $  44,086

Cost of goods sold                  17,008      15,447     32,484      30,333
                                   --------    --------   --------   ---------
Gross profit                         9,212       7,420     17,071      13,753

Operating costs and expenses:
Selling, general and
 administrative expenses             7,169       6,704     13,437      13,342
                                   --------    --------   --------   ---------
Operating income                     2,043         716      3,634         411
                                   --------    --------   --------   ---------
Other income (expense):
Royalties (net)                       -           -            12        -
Rental income                           37          31         70          61
Interest and bank charges (net)        (63)        (97)      (102)       (185)
                                   --------    --------   --------   ---------
                                       (26)        (66)       (20)       (124)
                                   --------    --------   --------   ---------
Income before income taxes           2,017         650      3,614         287

Provision for income taxes            (573)       (254)      (959)       (195)
                                   --------    --------   --------   ---------
Net income                        $  1,444    $    396   $  2,655   $      92
                                   ========    ========   ========   =========

Basic and diluted earnings
 per share                        $   0.12    $   0.11   $   0.22   $    0.03
                                   ========    ========   ========   =========
Weighted average shares
 outstanding                     12,013,122   3,543,281  12,012,617  3,543,281
                                 ==========   =========  ==========  =========





   The accompanying notes are an integral part of these financial statements.

                             SPEAR & JACKSON, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                   (Unaudited)

                                 (In thousands)

                                   For the Three Months   For the Six Months
                                          Ended                 Ended
                                         March 31,             March 31,
                                  ---------------------  ----------------------
                                     2003        2002      2003        2002
                                   ---------   --------   -------    ---------
Net income                        $  1,444    $    396   $  2,655   $      92

Other comprehensive income (loss)

 Foreign currency translation
  adjustments                         (711)       (916)     1,228      (1,746)
                                   ---------   --------   -------    ---------
Total comprehensive income (loss) $    733    $   (520)  $  3,883   $  (1,654)
                                   =========   ========   =======    =========






   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                      For the Six Months Ended
                                                              March 31,
                                                      -------------------------
                                                        2003            2002
                                                       --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                            $ 2,655       $     92
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                          1,431          1,407
   Profit on sale of plant, property and equipment        (173)          -
   Deferred income taxes                                   938            195
Changes in operating assets and liabilities,
 excluding the effects of acquisitions and
 dispositions:
   (Increase) in trade receivables                        (115)        (1,382)
   (Increase) in inventories                            (3,285)        (1,079)
   Decrease in other current assets                        178            748
   Increase in other non-current assets                 (1,508)        (1,542)
   Increase in trade accounts payable                    2,624          2,087
   Increase in accrued expenses and other liabilities      641            352
   Increase (decrease) in foreign taxes payable             17            (51)
   Increase (decrease) in other liabilities                947            (47)
                                                        -------       --------
NET CASH PROVIDED BY  OPERATING ACTIVITIES               4,350            780
                                                        -------       --------
INVESTING ACTIVITIES:

Purchases of property, plant and equipment              (2,611)          (217)
Proceeds from sale of property, plant and equipment        170           -
                                                        -------       --------
NET CASH USED IN INVESTING ACTIVITIES                   (2,441)          (217)
                                                        -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt                                 (4)          -
Repayment of overdraft                                  (1,004)          -
Overdraft advances                                        -               324
Repayment of shareholder loan                              (60)          -
Exercise of stock options                                    3           -
                                                        -------       --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES     (1,065)           324

Effect of exchange rate changes on cash
 and cash equivalents                                     -              (226)
                                                        -------       --------
CHANGE IN CASH AND CASH EQUIVALENTS                        844            661

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         6,486          2,710
                                                        -------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 7,330       $  3,371
                                                        =======       ========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                 $     5       $    132
                                                        =======       ========
Cash paid for taxes                                    $     4       $     51
                                                        =======       ========

The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation

              These consolidated financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Spear & Jackson, Inc. (the Company) and its wholly owned subsidiaries, Mega Tools Ltd., Mega Tools USA, Inc., Megapro Tools Inc., S & J Acquisition Corp., Inc., Spear & Jackson plc and Bowers Group plc. Both Spear & Jackson plc and Bowers Group plc are sub-holding companies and their business is carried out by the following directly and indirectly owned subsidiaries: Bowers Metrology Limited, Bowers Metrology UK Limited, Coventry Gauge Limited, CV Instruments Limited, Eclipse Magnetics Limited, Spear & Jackson (New Zealand) Limited, James Neill Canada Inc., James Neill Holdings Limited, James Neill U.S.A., Inc., Spear & Jackson (Australia) Pty Ltd., Magnacut Limited, Neill Tools Limited, Spear & Jackson Garden Products Limited, Spear & Jackson Holdings Limited, Spear & Jackson France S.A. and Societe Neill France S.A

All significant intercompany accounts and transactions have been eliminated on consolidation.

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

In the opinion of the Company's management, all adjustments necessary to present fairly the Company's financial position as of March 31, 2003, and the results of operations for the six-month periods ended March 31, 2003 and 2002 and cash flows for the periods ended March 31, 2003 and 2002 have been included.

The consolidated financial statements of Spear & Jackson, Inc. are denominated in US dollars. Changes in exchange rates between the UK pounds sterling and the US dollar will affect the translation of the UK subsidiaries' financial results into US dollars for the purposes of reporting the consolidated financial results. The process by which each foreign subsidiary's financial results are translated into US dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the accumulated other comprehensive loss account. Management have decided not to hedge against the impact of exposures giving rise to these translation adjustments as such hedges may impact upon the Company's cash flow compared to the translation adjustments which do not affect cash flow in the medium term.

It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the period ended September 30, 2002 included in the Company's annual report filed on Form 10-KSB for the period then ended.

The results of operations for the six-month period ended March 31,2003 are not necessarily indicative of the results to be expected for the full year.

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


Note 2 - Nature of Business

The Company, Megapro Tools, Inc., was incorporated in the State of Nevada on December 17, 1998 and was inactive until the acquisition of Mega Tools Ltd. and Mega Tools USA, Inc. via reverse acquisition on September 30, 1999. The Company is engaged in the manufacture and sale of a patented multi-bit screwdriver. The Company has entered into an exclusive North American licence agreement with the patent holder of a retracting cartridge type screwdriver. This licence agreement gives the Company unrestricted use of the patent

                              SPEAR & JACKSON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Nature of Business (contd.)

in Canada and the United States until November 8, 2005. The Company's wholly owned subsidiaries, Mega Tools USA, Inc. and Mega Tools Ltd. manufacture and market the drivers to customers in the United States and Canada.

On September 6, 2002 the Company acquired the entire issued share capital of Spear & Jackson plc and Bowers Group plc ("the S&J acquisition"). These companies, through their principal operating entities, as disclosed in note 1, manufacture and distribute a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools primarily in the United Kingdom, Europe, Australia, North and South America, Asia and the Far East.

Having considered the relative sizes of the businesses involved in the combination and other factors, the acquisition of Spear & Jackson plc and Bowers Group plc ("S&J") by Megapro Tools, Inc. has been accounted for as a reverse acquisition for financial reporting purposes. The reverse acquisition is deemed a capital transaction and the net assets of S&J (the accounting acquirer) are carried forward to Megapro Tools, Inc. (the legal acquirer and the reporting entity) at their carrying value before the combination. Although S&J was deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Megapro Tools, Inc. as the surviving corporation does not change. The relevant acquisition process utilizes the capital structure of Megapro Tools, Inc. and the assets and liabilities of S&J are recorded at historical cost. In these financial statements, S&J is the operating entity for financial reporting purposes and the financial statements for all periods presented represent S&J's financial position and results of operations. The equity of Megapro Tools Inc. is the historical equity of S&J retroactively restated to reflect the number of shares issued in the S&J acquisition.

On 7 November 2002 the Company changed its name from Megapro Tools, Inc. to Spear & Jackson, Inc.

Item 2. Management's Discussion and Analysis or Plan of Operations

Forward Looking Statements
--------------------------

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview
--------

We were founded to design, market and manufacture innovative multi-bit screwdriver products under the Megapro name and incorporating the retractable cartridge design patented by Winsire Enterprises Corporation. Our business commenced in 1994 when we began selling our Megapro 15 in 1 screwdriver to the industrial and commercial tools market. Our revenues have grown since 1994 as we have expanded our product sales in the industrial and commercial tools market and have expanded our line of screwdriver products. We commenced sales of our screwdriver products to the retail market in late 1996. Our objectives are to further pursue sales in this market and generate sales of the newly developed Megapro Multi Quick-change screwdriver, the Megapro cordless screwdriver and our Power2 Bits screwdriver bits.

On September 6, 2002 Megapro Tools, Inc. acquired the entire issued share capital of Spear & Jackson plc and Bowers Group plc ("S&J"). As further explained in note 2 of the financial statements, this transaction has been treated as a reverse acquisition. Reflecting the relative size of S&J within the continued business, Megapro Tools, Inc. changed its name to Spear & Jackson, Inc.

Spear & Jackson, Inc., through its principal operating entities, as disclosed in note 1 to the financial statements, manufactures and distributes a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools primarily in the United Kingdom, Europe, Australia, North and South America, Asia and the Far East. These products are manufactured and distributed under various brand names including:

*        Spear & Jackson - garden tools;
*        Neill - hand tools;
*        Bowers - bore gauges and precision measuring tools;
*        Coventry Gauge - air and other gauges;
*        CV - precision measuring instruments;
*        Robert Sorby - wood turning tools;
*        Moore & Wright - precision tools;
*        Eclipse - blades and magnetic equipment;
*        Elliot Lucas - pincers and pliers; and
*        Tyzack - builders' tools
*        Megapro - screwdriver products

The principal operating divisions and their key products comprise:

* Neill Tools (hand hacksaws, blades, hacksaw frames, builders' tools, riveter guns, wood saws and lawn, garden and agricultural tools, all non-powered).

* Eclipse Magnetics (permanent magnets, magnetic tools, machine tools, magnetic chucks and turnkey magnetic systems).

* The Metrology Division comprising Bowers Metrology (high specification metrology instruments including precision bore gauges, universal gauges and hardness testing equipment); Moore & Wright and Coventry Gauge (low technology measuring tools and hand held gauges for checking the threads, diameters and tapers of machined components);

* Robert Sorby (hand held wood working tools and complementary products).

* Megapro (screwdrivers)

In addition, Spear & Jackson plc has subsidiary companies in France (Spear & Jackson France S.A.) and Australasia (Spear & Jackson (Australia) Pty Ltd and Spear & Jackson (New Zealand) Ltd which act as distributors for Spear & Jackson and Bowers manufactured products and complementary products sourced from third party suppliers.

Our strategy is to maintain and develop the revenues of our businesses through such methods as:

(a) Maintaining and heightening the profile of our existing quality brand names. Such activity will comprise trade, general and TV advertising, extensive promotional work at trade shows, the development of corporate web sites, etc.

(b)      Continuous product improvement and innovation.

(c) Increasing market share by offering highly competitive product offerings.

(d)      Launch new and innovative product and product ranges.

(e) Significantly increase our US market penetration via large "Big Box" outlets.

Recent product announcements include:

A range of power tools and air power tools has been launched in the UK and Europe. The range of 71 products includes such items as compressors, air drills, impact wrenches, spray guns, angle grinders, impact drills, jig saws, sanders, circular saws, engravers to Mitre saws and many more. The significance of these power tools is that they are all finished with a new "soft touch" and are sold as kits in blow mould cases.

All of the new products were presented at the Cologne Show in March, the premier hardware and tool show in the world.

The Tyzack brand, synonymous with plastering, and the initiator of the first steel plasterers' trowel launched a comprehensive range of drywall lining tools. The range comprises jointing, taping knives and saws with numerous accessories including support props, corners and lifters.

Eclipse Magnetics signed an exclusive supply agreement with a leading manufacturer of metal detection equipment. This will complement the division's existing expertise in the separation field and will provide total foreign body detection of all metals to the food and pharmaceutical industries.

Eclipse also launched a European multi-lingual merchandiser range of 52 different magnets at the Cologne International Hardware Fair. The revolutionary packaging and display units enable the magnets to be positioned at key point of sale locations, enabling magnets to take their rightful place at the forefront of engineering consumables.

In addition, Eclipse Magnetics began a worldwide launch of a new safety shim
(TM). This ingenious idea of creating a safety pre-test system to guarantee a safe lift for lifting loads has been granted full patent status.

Bowers launched two new products in the USA, the Checkmatic universal bench gauge and the revolutionary Smart Plug 2-point measuring system. These tools are capable of performing a multitude of internal and external measuring tasks.

Our business plan will also focus on improved profitability by the initiation of improved export distribution channels, improved production efficiency and the formation of new manufacturing and selling partnerships and joint ventures. Such strategic partners will give us the potential for the cross distribution of products, joint manufacturing projects and joint product development.



RESULTS OF OPERATIONS

The results discussed below compare the three months ended March 31, 2003 with the three months ended March 31, 2002 and the six months ended March 31, 2003 with the six months ended March 31, 2002. As explained in note 2 to the financial statements, the acquisition of Spear & Jackson plc and Bowers Group plc ("S&J") by Megapro Tools, Inc. (now Spear & Jackson, Inc.) has been accounted for as a reverse acquisition. In these financial statements, S&J is the operating entity for financial reporting purposes and the financial statements for all periods represent S&J's financial position and results of operations. The operating results and net assets of Megapro Tools, Inc. and its subsidiary companies are included in the consolidated statements from September 6, 2002, the date of the S&J acquisition. All figures are expressed in $'000 unless otherwise stated.

OVERVIEW

Net revenues increased by $3,353 (14.7%) from $22,867 to $26,220 in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. In the six months to March 31, 2003 net revenues increased by $5,469 (12.4%) from $44,086 to $49,555 when compared to the six months ended March 31, 2002.

Sales mix has altered significantly towards higher margin products and strict cost control and manufacturing efficiencies have resulted in substantial improvements in the gross profit percentage and operating income. These factors are dealt with in more detail in the sections below.

DIVISIONAL REVIEW

We aim to maintain and develop the revenues of our businesses through the launch of new products, the enhancement of existing items and the continued marketing of these companies' brands in order to retain and gain market share.

All divisions of Spear & Jackson, Inc. delivered strong trading performances in the three months ended March 31, 2003 and the six-month period ending on that date. Summary details are as follows:

Neill Tools
-----------

The Neill Tools business recorded excellent trading results as a consequence of improved margins, some 2% better than forecast and 5% better than the comparable period last year.

The division has focused on new product development and this has seen the launch of a new range of dry lining tools, leather work wear, hand power tools, spanners, sockets, screwdrivers, pliers and air power tools and compressors. A strong third quarter is anticipated with these new product ranges allied to better customer service and support.

Eclipse Magnetics
-----------------

Financial performance for quarter two showed an increase in operating profits of 10% over the first quarter, giving an 11% return on sales for the company. Although certain capital projects business has been lost because of the fragility of the UK industrial market, Eclipse quarter two operating profit was significantly better than the previous year as a result of improved margins arising from manufacturing and purchasing efficiencies and good fixed cost control.

New products and customers were established within the Separation sector of the business. This supplies the food, pharmaceutical and processing industries with high added value solutions, winning new contracts from large multinational clients.

Eclipse has designed and prepared the launch of a new permanent lifting magnet that has a number of new, patented features. This new product has distinct advantages over conventional lifting devices and offers the users additional safety features at competitive prices.

The North American market continued to be a business focus and we have now introduced new programs with large catalog companies. We also have identified new partners located across the US to represent the standard range of Eclipse Magnetics Ltd.

The first phase of the German market entry was completed with Eclipse establishing a new relationship with Hoffmann which is one of the largest industrial distribution groups in Europe.

Robert Sorby
------------

Robert Sorby revenues in the six months ended March 31, 2003 showed an increase over the six months ending March 31, 2002. Q2 sales were 34% higher than those in Q1 of the current year and were also higher than sales revenues in the three months ending March 31, 2002.

The company's extensive dealer network and its pro-active consumer marketing ensures that it remains well positioned to take advantage of market up-turns.

Focus has been maintained on the key markets of the USA, Canada, UK and Ireland. At the same time we developed new dealers in both Norway and Austria.

In the UK market there was a heavy commitment to consumer promotion through exhibitions, in-store demonstrations, advertising and our web site.

Sales continued to capitalize on our strength in the lathe chuck market where we have established ourselves as the leading supplier in the UK market. These now account for almost 10% of our total sales.

The retail store is continuing to develop and has shown a 16% sales increase on the back of an improvement in higher margin mail order sales.

The product strategy has been geared towards non `me-too' products which guarantee a higher gross margin and new products. Of particular note is the success of the Sandmaster, which is now listed by almost every major dealer worldwide, and the modular tool rest system. Both of these underline our commitment to introducing consumer-friendly high margin products.

Bowers
------

Profits for the quarter were once again ahead of forecast, due to a strong performance from the export side of the business. A successful promotion was run in some of the major European and Asian markets and this resulted in excellent sales of the core Bowers ST 3-point bore gauging product.

Sales to the German market continue to grow significantly, despite the poor state of the German economy. New listings have been obtained with Hoffmann Group, one of the largest industrial catalogs in Europe, and this trend is expected to continue. A promotion concentrating on the special products division has also been running in Canada and this has resulted in sales increasing by over 400% compared to the same period last year.

The UK market continues to be difficult, particularly for the low-cost items sold via distribution. While price pressure and reduced inventories continue to hurt margins and sales, the larger product work with the automotive and military sectors is showing signs of improvement. Large orders were received from Airbus in the quarter and a substantial order was also received from KITS and Leeds College of Technology to equip two new centers of excellence.

With the unstable global situation, the decision to further reduce costs at the beginning of the quarter has proved to be correct.

A new 180 page catalog was launched in the UK during the quarter with 70% of the content being new products compared to the previous version 2 years ago. These include the Checkmatic bench gauge, the Magnacheck large diameter bore gauge, the Mestra and Vectra height gauges and the Quadratest lever indicator. Additionally, an entire new range of testing instruments has been introduced.

S&J France
----------

Sales by S&J France showed an 11% increase over the previous year. The two key elements in this growth were incremental sales to Castorama and the launch of the new Cottage range of garden tools.

Castorama is the largest `big box retailer' in France with over 160 outlets. We were successful in introducing 46 new products which are now available through all their stores. In the first three months of trading 57% of the budgeted annual sales were achieved.

At the same time there was an extremely successful launch of the new range of unique garden tools under the Cottage range. This is a collection of smaller tools aimed primarily at the female market or those working in restricted areas, like rockeries. This line is now sold through over 300 retail stores and sales after four months were 70% of the original scheduled quantity.

Spear & Jackson Australia and Spear & Jackson New Zealand
---------------------------------------------------------

Both S&J Australia and S&J New Zealand continue to out perform their current year sales targets and prior period performances. In the six months ended March 31, 2003, sales were $2.2 million higher than in the same period last year. Sales for the quarter ended March 31, 2003 were $1.1 million higher than those recorded for the quarter ended March 31, 2002.The quarter 3 outlook has been further boosted by the receipt of large incremental orders from Super Cheap Auto and Bunnings.


COSTS OF GOODS SOLD AND GROSS PROFIT

Costs of goods sold as a percentage of sales decreased to 65.6% during the first six months of the year compared to 68.8% during the six months ending March 31, 2002. Similarly, costs of goods sold as a percentage of sales fell to 64.9% in the three months ended March 31, 2003 from 67.6% in the comparable quarter in 2002.

These movements reflect more favourable sales mixes, focus on strict product cost control and the benefit derived in 2003 from the closure of the loss making calibration business division in September 2002.

Current year gross profit percentages and their prior period comparatives are therefore as follows: quarter ended March 31, 2003: 35.1% (2002: 32.4%), six months ended March 31, 2003: 34.4% (2002: 31.2%).

We will continue to monitor and evaluate means of maintaining and improving current sales mixes and of further reducing costs of goods sold across all our principal trading operations to avoid any margin erosion.

EXPENSES

Expressed as a percentage of sales, selling, general and administration expenses were 27.1% of revenues for the six months ended March 31, 2003 (2002: 30.3%) and 27.3% of revenues for the quarter ended March 31, 2003 (2002: 29.3%).

Other income and expenses reduced from a net expense of $124 in the six months ended March 31, 2002 to a net expense of $20 in the half year ended March 31, 2003. This movement is attributable to decreased interest charges in the Company's French and Australian businesses and the receipt of royalty and rent income in the acquired Megapro businesses.

In the quarter ended March 31, 2003, other net expenses decreased to $26 from $66 for the three months to March 2002. This reduction again relates to interest savings in the Spear & Jackson French and Australian businesses.

INCOME BEFORE INCOME TAXES

Our income before income taxes in the six months to March, 31, 2003 amounted to $3,614. This compares to an income before taxes for the half year ended March 31, 2002 of $287. As discussed above, this increase in profitability is derived from improvements in gross margins and the ongoing benefits arising from overhead cost savings.

In the quarter ended March 31, 2003, income before income taxes was $2,017 compared to a profit of $650 in the three months to March 31, 2002. The improvement of $1,367 is again attributable to increased sales margins and continued overhead reductions.

INCOME TAX

Income taxes were $959 in the half year to March 31, 2003 compared to a $195 income tax charge in the six months ending March 31, 2002. The provision for income taxes in the quarter ended March 31, 2003 was $573; an increase of $319 on the provision made in the three months to March 31, 2002.

Income taxes were 26.5% of profits before tax in the six months to March 31, 2003 as opposed to 67.9% of the profit before income taxes in the six months ended March 31, 2002. Tax for the quarter ending March 31 was 28.4% of profits in 2003 and 39% in 2002.

Differences between the effective rate and the statutory rate result from tax charges in certain overseas subsidiaries within the Spear & Jackson group being taxed at rates different from the effective rate, the non recognition of tax losses within the deferred tax computation and permanent differences between accounting and taxable income as a result of non-deductible expenses and non-taxable income. Because of the availability of tax net operating losses it is not anticipated that any of the tax charge for the six months ended March 31, 2003 will result in the payment of income tax.

NET PROFIT

Our net profit after income taxes was $2,655 for the six months ended March 31, 2003. This compares to a profit after income taxes of $92 for the half year ended March 31, 2002. In the quarter ended March 31, 2003, net profit amounted to $1,444. This compares to a profit of $396 arising in the comparable quarter last year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash position was $7,330 at March 31, 2003 and our net assets were $57,971 at that date.

Net cash generated from operating activities in the six month period to March 31, 2003 was $4,350 compared to an operating cash generation of $780 in the six months ended March 31, 2002. This improvement in 2003 arises from the significant increase in net income (adjusted for depreciation and deferred taxes) of $3.3 million and trade working capital inflows relating to improved receivables collections of $1.3 million and a trade payables increase of $0.6 million offset by an increase in inventories of $2.2 million. The inventory increase arises in Spear & Jackson's Australian subsidiary (stock build to service Q3 sales) and in the UK garden tools business (cyclical increase related to the UK spring garden season). Other working capital movements include increases in other current and non-current liabilities of $1.3 million, which, in the main, are associated with the increases in leasing liabilities following the replacement of the UK leased vehicle fleet in January 2003.

Cash outflow from investing activities was $2,441 in the period to March 31, 2003. This compares to an outflow from investing activities in the period to March 31, 2002 of $217. Net cash used in investing activities in 2003 includes $2,611 of equipment purchases (2002: $217) which relates principally to the replacement of the UK car fleet under capitalised operating leases and the purchase of computer equipment in Australia.

Net cash absorbed by financing activities was $1,065 in the period to March 31, 2003 compared to net cash provided by financing activities in the period to March 31, 2002 of $324. Cash utilized by financing activities in the period to March 31, 2003 includes the repayment of short-term debt in Australia of $1,004 and the repayment of a shareholder loan of $60. The cash provided by financing activities in the period to March 31, 2001 comprises additional overdraft advances of $324.

Our business operations have been funded primarily from net operating income. We have also utilized loans from the Bank of Montreal, shareholder loans and other bank facilities.

Mr. Neil Morgan, a shareholder, has advanced to us the amount of $100 as a director's loan. The loan is unsecured, bears interest at 10.25% per annum and has non specific terms of repayment.

Mr. Robert Jeffrey, another of our shareholders, had previously advanced us an unsecured loan at an interest rate of 10.25% per annum, repayable on demand. This loan was repaid during the period.

We obtained a fixed loan from the Bank of Montreal in 1998. This loan is payable on demand with an agreed repayment schedule requiring payments of $10 per annum, paid monthly in equal instalments, plus interest at the bank's funding plus 1.5% per annum. The principal amount of the loan outstanding at March 31, 2003 was $19.

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


CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the nine months ended September 30, 2002. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

EFFECT OF NEW ACCOUNTING STANDARDS

SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections was issued April 2002. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraph 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The effects of implementation are not material.

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

In September 2002, the FASB issued SFAS No. 147, Acquisition of Certain Financial Institutions. SFAS No. 147 changed the special accounting for unidentifiable intangible assets recognised under SFAS No. 72. Transition provisions for previously recognized unidentifiable intangible assets were effective on October 1, 2002. The effects of implementation had no impact on the Company's consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarised and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

SPEAR & JACKSON, INC.



By:      /s/Dennis Crowley                Dated: May 9, 2003
         ----------------
         Dennis Crowley
         Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarise and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 9, 2003                        Mr. Dennis Crowley
                                            -------------------------

                                            Dennis Crowley
                                            Chief Executive Officer

                      SECTION 302 CERTIFICATION PURSUAND TO
                          RULE 13a-14 AND 15d-14 UNDER
                     THE SECURITIES ACT OF 1934, AS AMENDED

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarise and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 9, 2003                        Mr. William Fletcher
                                            -------------------------
                                            William Fletcher
                                            Chief Financial Officer