Form 10KSB/A
period 2002-12-31
SPEAR & JACKSON INC
filed 2003-05-28
CIK 1107206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

[X ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act
     Of 1934

                        COMMISSION FILE NUMBER: 333-40738

                              SPEAR & JACKSON, INC.
                 (Name of small business issuer in its charter)

       Nevada                                           91-2037081
(State or other jurisdiction               (I.R.S. Employer of incorporation
                                            or organization) Identification No.)

            2200 Corporate Boulevard, Suite 314, Boca Raton, FL 33431
               (Address of principal executive offices) (Zip Code)

                                 (561) 994-0744
                            Issuer's telephone number

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent period ended September 30, 2002, $90,979,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $ 557,936,652 as of May 23, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 12,011,122 Shares of Common Stock as of May 23, 2003

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

         We are in the business of manufacturing and distributing a wide range of tools and magnetic and metrology equipment under various brand names including:
         *        Spear & Jackson  - garden tools;
         *        Neill - hand tools;
         *        Bowers -  bore gauges and precision measuring tools;
         *        Coventry Gauge - air and other gauges;
         *        CV - precision measuring instruments;
         *        Robert Sorby - wood turning tools;
         *        Moore & Wright - precision tools ;
         *        Eclipse - blades and magnetic equipment;
         *        Elliot Lucas - pincers and pliers ;
         *        Tyzack - builders' tools, and
         *        Megapro - screwdrivers.

We currently sell our products to industrial, commercial and retail markets throughout the world, with a significant concentration in the United Kingdom, European Union, Australia and New Zealand.

The Company sells its products in a variety of related industries. These principally comprise:

The non-powered hand tool industry in which the Company has hand tool, engineer's hand tool and garden tool business interests. These products are typically sold in industrial catalogs, hardware stores, garden centers and multiple retailers. This industry is highly mature with clearly defined traditional brand names being joined by a broad base of "house brands" easily supplied from third world manufacturers.

The magnetic industry. This can be split into magnet manufacturers and magnetic integrators. The magnet users and integrators utilize the magnetic materials to produce products such as security sensors, watches, electrical windows and magnetic filters.

The metrology industry which can be split into two main market segments: (i) low tolerance tools such as tape measures, rulers and carpenters protractors and
(ii) the measurement of technologically precise machined components using surface roughness measuring equipment and laser measuring instruments, etc. The Company's Bowers Metrology Group presently operates in the latter market segment on a worldwide basis.

The hobbyist and professional wood turning industry. This industry is relatively small and caters to individuals who either have reasonable disposable income, often retirees, or professional wood turners producing crafts.

Corporate Organization

We were incorporated in December, 1998 under the laws of the state of Nevada. We conduct our business operations through our wholly owned subsidiaries, Spear & Jackson plc and Bowers Group plc, Mega Tools Ltd. and Mega Tools USA, Inc.

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

In September 2002, we acquired all the issued and outstanding shares of Spear & Jackson plc and Bowers Group, plc together ("S&J") owned by USI Mayfair Limited for a purchase price of 3,543,281 shares of common stock and promissory notes in the principal amount of (pound)150,000. As further explained in note 3 of the financial statements, this transaction has been treated as a reverse acquisition.

Reflecting the relative size of S&J within the continued business, Megapro Tools, Inc. changed its name to Spear & Jackson, Inc.

Strategy

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

(d)      The launch of new and innovative products and product ranges.

(e) Significantly increasing our US market penetration via large "Big Box" outlets.

Products and Services

The Company offers a comprehensive range of tools and equipment ranging from hacksaw blades to pliers from secateurs to digging forks and from a simple red magnet to a computer controlled materials handling system. The Company's product offering is supported by a pipeline of new products and extensions.

Since the deemed acquisition of Megapro Tools, Inc. on September 6, 2002, recent product announcements include:

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

A range of power tools and air power tools was launched in February 2003 in the UK and Europe. The range of 71 products includes such items as compressors, air drills, impact wrenches, spray guns, angle grinders, impact drills, jig saws, sanders, circular saws, engravers to Mitre saws and many more. The significance of these power tools is that they are all finished with a new "soft touch" and are sold as kits in blow mold cases.

All of the new products were presented at the Cologne Show in March 2003, the premier hardware and tool show in the world.

The Tyzack brand, synonymous with plastering, and the initiator of the first steel plasterers' trowel launched a comprehensive range of drywall lining tools. The range comprises jointing, taping knives and saws with numerous accessories including support props, corners and lifters.

Eclipse Magnetics signed an exclusive supply agreement with a leading manufacturer of metal detection equipment. This will complement the division's existing expertise in the separation field land will provide total foreign body detection of all metals to the food and pharmaceutical industries.

In March 2003, Eclipse also launched a European multi-lingual merchandiser range of 52 different magnets at the Cologne International Hardware Fair. The revolutionary packaging and display units enable the magnets to be positioned at key point of sale locations, enabling magnets to take their rightful place at the forefront of engineering consumables.

In addition, in April 2003 Eclipse Magnetics began a worldwide launch of a new safety shim (TM). This ingenious idea of creating a safety pre-test system to guarantee a safe lift for lifting loads has been granted full patent status.

Also in April 2003, Bowers launched two new products in the USA, the Checkmatic universal bench gauge and the revolutionary Smart Plug 2-point measuring system. These tools are capable of performing a multitude of internal and external measuring tasks.

The principal business units and their product offerings can be summarized as:

Neill Tools which consists of S&J Garden Tools and Neill Tools, manufactures, among other products, hand hacksaws, blades, hacksaw frames, builder's tools, riveter guns, wood saws and lawn, garden agricultural tools, all non-powered. In addition, Neill Tools has supplemented its UK manufactured products with factored products from Far Eastern suppliers.

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

The marketing and distribution policies are dictated by the unit price of the product in the market segment for which the products are ultimately destined. High volume consumable products such as hacksaw blades are treated as commodities and sold widely via engineering distributors. Precision laboratory based measuring machines which require a technical sale, are treated as a piece of capital equipment, and are sold directly to the end users. Our products are distributed in the United Kingdom, European Union, Australasia and North America. Our products are sold through the various distribution channels supported by in-house sales professionals. Products are handled by the mass merchants, independent sales agents, engineering distributors, as well as sales direct to retailer and end users. Specific distribution routes are adopted by the divisions, reflecting either the value of the product being marketed or its various types of complexity. For the high volume low unit value products such as garden tools, hand tools and certain magnetic and metrology tools the normal course of distribution is via the merchandiser or industrial tool distributors. For low volume, high unit value products such as magnetic systems the normal route would be direct to the end user.

Brands

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

Competition

We compete for sales of our products with many established companies including Henry Taylor and Pfeil in carving and turning tools, Fiskars and Wilkinson Sword in cutting tools and T&T in air tools. In addition, AMES/True Temper possesses a significant share of the North American lawn and garden tools market.

Employees

At April 30, 2003, the Company employed 835 full-time and 2 part-time employees. 512 were in manufacturing, 80 in engineering, 139 in sales and marketing, 32 in distribution and 74 in general administration. 367 of the Company's employees are subject to union agreements. Our Company's union contracts with Neill Tools at the Company's Atlas and Wednesbury UK sites come due in January 2004 and the agreements with the Bowers workforce at Bradford in the UK become due in July 2003. The Company believes its relationships with employees are good.

Intellectual Property

Our ability to compete effectively depends in part on the protection of our license patents and trademarks, which are used in the design, marketing and sales of our many products. We can provide no assurance to investors that the patents and trademark licensed by us will not be challenged, invalidated, or circumvented by other manufacturers.

The Company currently maintains the rights to 2 patents issued by the United States Patent and Trademark Office, 3 patents issued by Canada, 3 patents issued by Great Britain, 3 patents issued by Taiwan, 3 patents issued by China, and 1 patent issued by APDC. The patents relate to certain tools manufactured by the Company and certain mechanisms utilized in the tools manufactured by the Company.

The Company currently maintains the rights to 7 registered designs issued by the United States, 2 registered designs issued by Canada, 38 registered designs issued by Great Britain, 13 registered designs issued by Taiwan, 7 registered designs issued by China, 2 registered designs issued by France, 1 registered design issued by New Zealand, 1 registered design issued by Benelux, 1 registered design issued by Germany, and 1 registered design issued by India. The registered designs relate to certain tools manufacture d by the Company.

ITEM 2.           DESCRIPTION OF PROPERTY.

Our principal executive office is located at 2200 Corporate Boulevard, Suite 314, Boca Raton, Florida 33494. The premises consist of approximately 3,000 square feet. We lease the space at a monthly rate of $3,728. The lease expires in September 2003. We operate from ten sites in the United Kingdom. Six of such locations are plant facilities and four are office distribution facilities. Three of the locations are owned and the remaining seven are leased under long-term leases. We own one distribution and manufacturing facility in France. The square footage ranges from 3,000 to 240,000 square feet. In addition, we have two leased sales units located in Australia and New Zealand.

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

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol SJCK. Our shares began trading on the OTC Bulletin Board on November 17, 2001. The high and the low trades for our shares for each quarter of actual trading were:


Quarter                                          High                          Low
------------------------------------------------ ----------------------------- -------------------------------------
4th Quarter ended December 31, 2001              $1.40                         $1.10
------------------------------------------------ ----------------------------- -------------------------------------
Quarter ended March 31, 2002                     $3.05                         $1.03
------------------------------------------------ ----------------------------- -------------------------------------
Quarter ended June 30, 2002                      $3.65                         $1.66
------------------------------------------------ ----------------------------- -------------------------------------
Quarter ended September 30, 2002                 $2.40                         $ .91
------------------------------------------------ ----------------------------- -------------------------------------
Quarter ended December 31, 2002                  $4.15                         $2.60
------------------------------------------------ ----------------------------- -------------------------------------
Quarter ended March 31, 2003                     $5.89                         $3.37
------------------------------------------------ ----------------------------- -------------------------------------


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

Recent Sales of Unregistered Securities

We issued 6,005,561 shares of common stock in September 2002 to PNC Tool Holdings, LLC in consideration for $2,000,0000. These shares of common stock were issued under an exemption from registration provided by Section 4(2) of the Securities Act of 1933. Dennis Crowley, our Chief Executive Officer is the sole owner of PNC Tool Holdings LLC.

In September 2002, we issued 3,543,281 shares of our common stock in connection with the acquisition of all the issued and outstanding shares of Spear & Jackson PLC and its affiliate, Bowers Group, PLC. The shares were issued under an exemption from registration provided by Section 4(2) of the Securities Act of 1933.


Equity Plan Compensation Information
-------------------------------------- --------------------------- ----------------------- -------------------------
                                                                                             Number of Securities
                                       Number  of  Securities  to  Weighted average          remaining available for
                                       be  issued  upon  exercise  exercise price of         future issuance under
                                       of  outstanding   options,  outstanding options,      equity compensation
                                       warrants and rights.        warrants, and rights.     plans.
-------------------------------------- --------------------------- ----------------------- -------------------------
Equity compensation plans approved              0                           0                       0
by security holders
-------------------------------------- --------------------------- ----------------------- -------------------------
Equity compensation plans not                   0                           0                       0
approved by security holders
-------------------------------------- --------------------------- ----------------------- -------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

2002 compared with 2001

The results discussed below compare the year ended September 30, 2002 with the year ended September 30, 2001. As explained in note 3 to the financial statements, the acquisition of Spear & Jackson plc and Bowers Group plc (together "S&J") by Megapro Tools, Inc. (now Spear & Jackson, Inc.) on September 6, 2002 has been accounted for as a reverse acquisition. In these financial statements, S&J is the operating entity for financial reporting purposes and the financial statements for all periods represent S&J's financial position and results of operations. The operating results and net assets of Megapro Tools, Inc. and its subsidiary companies are included in the consolidated statements from September 6, 2002, the date of its deemed acquisition. All figures are expressed in $'000 unless otherwise stated.

OVERVIEW

Net revenues decreased by $6,892 (7.0%) from $97,871 in the year ended September 30, 2001 to $90,979 in the twelve months to September 30, 2002.

$7,825 of the reduction relates to the inclusion in 2001 of revenues from the Industrial Saws Division which was sold in March of that year. This decrease was compensated by an increase in revenues from existing businesses of $933. Focus on altering the sales mix towards higher margin products, the implementation of strict cost control and manufacturing efficiencies together with the beneficial impact of the sale of the Industrial Saws Division with its previously dilutionary effect on margins have resulted in an improved gross profit percentage. It is anticipated that further benefits will accrue from these strategic decisions in the year to September 30, 2003.

These factors are dealt with in more detail in the sections below.

DIVISIONAL REVIEW

We aim to maintain and develop the revenues of our businesses through the launch of new products, the improvement of existing items and the continued marketing of our portfolio of brands in order to retain and gain market share.

Detailed comments on the principal business divisions are as follows:

Neill Tools

Revenues for the twelve months ended September 30, 2002 were $0.8 million less than those in the year ended September 30, 2001.

Export sales were adversely affected by the strength of sterling against the major currencies but margins were maintained at their budgeted levels by resisting price reductions.

There was a restructuring of the administration, production and management teams in the final quarter of the year ended September 30, 2002 and focus has been placed on reducing overheads, improved efficiencies and better customer service. Significant cost savings and earning benefits will flow from these initiatives from Quarter 1 of the year ending September 30, 2003

Despite difficult home and export trading conditions the company secured substantial new contracts. These include:

(a) A contract to supply Neverbend forks, spades and agricultural tools to the Government of Fiji. This order was won on the basis of quality and value for money which were superior to rival product offerings. This contract is additional to a contract awarded by the Government of Fiji earlier in the year.

(b) Tesco Stores, one of the top "Big Box" retailers in the world, took delivery of a range of garden tools to sell through their 2,291 stores worldwide.

(c) Gamma DIY, the biggest DIY superstore in the Netherlands with some 144 outlets added our new range of Razorsharp Secateurs to its ever-growing list of Neill Tools products.

Further revenue and earnings increases are anticipated following the launch of a wide range of new products including dry lining tools, leather work wear, hand power tools, spanners, sockets, screwdrivers, pliers, air power tools, compressors, new garden products and woodsaws.

The range and volume of products are now unparalleled in the company's history and the drive for new product and further market penetration will continue with further launches anticipated in the year.

Eclipse Magnetics

Eclipse Magnetics sales for the year to September 30, 2002 were some $2.1 million less than in the comparable period last year. The reduction in sales revenues was principally attributable to the loss of a major customer who has now re-sourced magnetic products from the Far East.

The management team has been restructured and overheads reduced significantly. Profit will be recovered by new product launches which will have unique features and which will offer good value for money to our customers.

New products and listings have been established within the company's "Separation" range. These products supply the food, pharmaceutical and processing industries.

In addition Eclipse has designed and launched a new permanent lifting magnet that has new patented features.

The North American and German markets are being reviewed as we see these as a major opportunities for growth.

Robert Sorby

Robert Sorby revenues in the year ended September 30, 2002 showed an increase of $0.65 million over revenues in the twelve months to September 30, 2001.

The company's extensive dealer network and its proactive consumer marketing (some 130 demonstrations and shows per annum) ensured that sales increased despite the strength of sterling in the export markets.

During the coming months the mail order business will continue to be developed through our retail outlet at `Turners Retreat'.

With the new lathe chuck we have established ourselves as the leading supplier in the U.K. and this now accounts for 10% of our sales. Another significant success has been the introduction of the `Sandmaster' which is now listed by almost every major dealer network worldwide.

Both of these products underline our commitment to introducing consumer-friendly high quality products.

Bowers

Sales in the twelve months ending September 30, 2002 were $2.4 million less than previous year due to flat industrial and automotive markets.

Significant sales and earnings initiatives have been implemented which will reduce the overhead base by closing the loss making calibration business and by consolidating two sites in the south of England. This will lead to greater efficiencies and ensure increased focus on customer service.

In addition we have transferred the manufacture of micrometer products to our Bradford site which will also generate significant cost savings.

New product launches include the `Smart Plug' and a new range of digital Micrometers which have further extended our product range in the Precision Measuring market.

Sales to Germany continue to grow significantly with new listings being obtained with the Hoffmann Group, one of the largest industrial catalogs in Europe.

The special products division is currently running at 400% above last year.

New ranges of precision products were launched in the first and second quarter of 2003 which were supported by the issue of a 180-page catalog.

S&J France

Sales in the year ended September 30, 2002 were little changed from those in the twelve months ended September 30, 2001.

As with other divisions in the group S&J France has launched a range of new garden tools and has been successful in penetrating new markets including a listing in Castorama the largest "Big Box" retailer in France.

Spear & Jackson Australia and Spear & Jackson New Zealand

S&J Australia and S&J New Zealand 2002 revenues were over $3 million more than those in the year ended September 30, 2001 thanks to significant additional listings of power, air and hand tools in major "Big Boxes" in Australia and New Zealand.

Sales are continuing to increase in 2003 through further new products listings.

S&J Australia has transferred its operations into a purpose built new distribution facility in Melbourne and is now well placed to deal with further expansion.

EXPENSES

Selling, general and administration expenses were $30,355 for the year ended September 30, 2002 and $29,436 for the year ended September 30,2001.

This increase is attributable to the costs incurred in the fourth quarter of 2002 associated with the reorganization of senior management, a UK severance program and the relocation of businesses in the UK and Australia. Significant cost savings from these initiatives are expected to benefit earnings in 2003.

Other income and expenses reduced from a net expense of $13,788 in the year ended September 30, 2001 to a net expense of $98 in the year ended September 30, 2002.

The 2001 expense total includes a charge of $13,534 which comprises a loss of $6,994 million arising on the disposal of the company's Industrial Saws Division and a $6,540 million net realisable value write down on the carrying value of the company's subsidiary, True Temper Ireland Limited.

Other reasons for the decrease in net other expense are attributable to bank interest cost savings following the disposal of the company's Industrial Saws Division and an increase in UK rental income as a result of the sub-letting of part of one of the Company's UK manufacturing plants.

INCOME BEFORE INCOME TAXES

Our loss before income taxes in the year to September 30, 2002 amounted to $1,480. This compares to a loss before income tax for the year ended September 30, 2001 of $13,402. Excluding the impact of losses arising on the disposal of businesses in 2001, the Company incurred a loss before income taxes of $1,480 in the year ended September 30, 2002 compared to a profit of $132 in the twelve months ended September 30, 2001. The decrease in profitability is primarily attributable to the reorganization and severance costs described in the "Expenses" section above.

INCOME TAX

The provision for income taxes was $931 in the year to September 30, 2002 compared to a $122 income tax benefit in the period to December 31, 2001.

Income taxes were 62.91% of the loss before tax in 2002 as opposed to 92% of the loss before income taxes (excluding losses arising on the disposal of businesses) in 2001. Differences between the effective rate and the statutory rate result from tax charges in certain overseas subsidiaries within the Spear & Jackson group being taxed at rates different from the effective rate, the non recognition of tax losses within the deferred tax computation and permanent differences between accounting and taxable income as a result of non-deductible expenses and non-taxable income. Because of the availability of tax net operating losses it is not anticipated that any of the 2002 tax charge will result in the payment of any income taxes.

NET LOSS

Our net loss after income taxes was $2,411 for the year to September 30, 2002. This compares to a loss after income taxes of $13,280 for the year ended September 30, 2001.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash position was $6,486 at September 30, 2002 and our total net assets were $54,085 at that date.

Net cash used in operating activities in the year to September 30, 2002 was $983 compared to an operating cash generation of $4,200 in the period to September 30, 2001. The reduction in 2002 arises from the decrease in profitability (principally attributable to the cost of reorganisation and redundancy initiatives implemented in 2002) and increased operating assets and liabilities outflows arising from the repayment of amounts owed to the former parent of Spear & Jackson plc.

Cash inflow from investing activities was $2,436 in the period to September 30, 2002. This compares to an outflow from investing activities in the year to September 30, 2001 of $2,705. 2002 benefited from both the receipt of $1 million in respect of the sale proceeds of the Company's Irish subsidiary and proceeds of $3.1 million received on the sale of a UK manufacturing plant.

Net cash provided by financing activities was $1,982 in the year to September 30, 2002 compared to net cash provided by financing activities of $17 in the period to September 30, 2001. Cash provided by financing activities in the period to September 30, 2002 includes $2,009 received from shares issued in the year. There was no comparable item in the twelve months ended September 30, 2001.

Our business operations have been funded primarily from net operating income. We have also utilized loans from the Bank of Montreal, shareholder loans and other bank facilities.

Mr. Neil Morgan, a shareholder, has advanced to us the amount of $100 as a director's loan. This amount was outstanding at September 30, 2002. The loan is unsecured, bears interest at 10.25% per annum and has no specific terms of repayment.

Mr. Robert Jeffrey, another of our shareholders, had advanced to us an unsecured loan at an interest rate of 10.25% per annum. Until maturity, we were required to make quarterly payments of interest to Mr. Jeffrey. At September 30, 2002 the principal amount of this loan was $60. This loan, together with all accrued interest, was repaid in the quarter ended March 31, 2003.

The Company's subsidiary, Mega Tools Limited, obtained a fixed loan from the Bank of Montreal in 1998. This loan is payable on demand with an agreed repayment schedule requiring payments of $10 per annum, paid monthly in equal instalments, plus interest at the bank's funding plus 1.5% per annum. The principal amount of the loan outstanding at September 30, 2002 was $22.

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

ITEM 7.  FINANCIAL STATEMENTS.

 See financial statements beginning on page F-1

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

The Company requested BDO furnish a letter addressed to the Securities and Exchange Commission stating whether or not BDO agrees with the statements above and on December 22, 2002 BDO filed such letter with the Securities and Exchange Commission.

Effective December 19, 2002, the Company engaged the accounting firm of Sherb & Co LLP to audit the Company's financial statements for the fiscal year ended September 30, 2002. The Company had not consulted with Sherb & Co, LLP during the last two years or subsequent interim period on either the application of accounting principles or type of opinion, Sherb & Co, LLP might issue on the Company's financial statements.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of September 30, 2002 are as follows:


Directors:

---------------------------------------- -------------------- ------------------------------------------------------
Name of Director                         Age                  Title
---------------------------------------- -------------------- ------------------------------------------------------
Dennis Crowley                           41                   Chairman, Chief Executive Officer, and President
---------------------------------------- -------------------- ------------------------------------------------------
Joseph Piscitelli                        63                   Director and Chief Operating Officer
---------------------------------------- -------------------- ------------------------------------------------------
 William Fletcher                        57                   Chief Financial Officer
---------------------------------------- -------------------- ------------------------------------------------------

We have set forth below a brief description of the background and business experience of our executive officers and directors for the past five years.

Mr. Dennis Crowley is our Chief Executive Officer, Secretary and Treasurer and Chairman of the Board. Mr. Crowley was appointed in September 2002. Mr. Crowley has served as the principal owner of PNC Investments Ltd a private merchant banking firm since 1997.

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

ITEM 10.          EXECUTIVE COMPENSATION. COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information as to each individual who served as the Company's chief executive officer during the year ended September 30, 2002 and each executive officer who received in excess of $100,000 for such fiscal period.

                                             SUMMARY COMPENSATION TABLE
--------------------------- --------- -------------------------------- --------------------------------- ----------
                   Annual Compensation Long-Term Compensation
--------------------------- --------- -------------------------------- --------------------------------- ----------
                                                                         Awards                 Payouts
--------------------------- --------- ----------- --------- ---------- ---------------------- ---------- ----------
                                                                                   Securities
                                                               Other                 Under-
                                                              Annual   Restricted     Lying               All Other
   Name and Principal                                         Compen-     Stock     Options/     LTIP      Compen-
        Position               Year     Salary      Bonus     sation    Award(s)      SARs      Payouts    sation
                                                                ($)        ($)         (#)        ($)        ($)
           (a)                  (b)       (c)        (d)        (e)        (f)         (g)        (h)        (i)
--------------------------- --------- ----------- --------- ---------- ----------- ---------- ---------- ----------
Dennis Crowley
Chief  Executive  Officer,
President,  Secretary  and
Chairman of the Board**     2002           -          -          -          -           -          -          -
--------------------------- --------- ----------- --------- ---------- ----------- ---------- ---------- ----------

Neil Morgan*                2002      $146,485        -          -          -           -          -          -
--------------------------- --------- ----------- --------- ---------- ----------- ---------- ---------- ----------
                            2001      $142,405    $51,714        -          -           -          -          -
--------------------------- --------- ----------- --------- ---------- ----------- ---------- ---------- ----------
                            2000      $132,642    $74,588   $19,500         -      $130,000        -          -
--------------------------- --------- ----------- --------- ---------- ----------- ---------- ---------- ----------

         **       Mr. Crowley was appointed Chief Executive Officer, President and Chairman of the Board in September 2002.
         *        Mr. Morgan resigned his officer and director positions in September 2002.

                                       18

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

Compensation Arrangements

In September 2002, the Company entered into an employment agreement with Neil Morgan which terminated in March 2003. Under the terms of such agreement, Mr. Morgan shall receive a salary at a monthly rate of $12,500 per month payable semi-monthly solely out of available cash flow from the Company's Vancouver and Seattle operations.

In September 2002, the Company entered into an employment agreement with Joseph Piscitelli which terminated in March 2003. Under the terms of the employment agreement, Mr. Piscitelli shall serve as the Company's Chief Operating Officer. Mr. Piscitelli shall receive a salary at a monthly rate of $10,000 per month payable semi-monthly. Under the terms of the agreement Mr. Piscitelli has agreed that he will not during the term of such agreement and for a period of six months from the date of termination engage in any competitive business activities with the Company in the State of Florida, call upon any of the Company's customers or clients for the purposes of engaging in any competitive activities or divert, solicit or take away any of the Company's customers or clients for the purpose of engaging in any competitive activities.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth our common stock ownership information as of October 1, 2002, with respect to(i) each person known to us to own more than five percent (5%) of our outstanding common stock, (ii) each director of the Company; and(iii) all directors and executive officers as a group. The information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. As other indicated, the business address of each person listed is 2200 Corporate Boulevard, Suite 314, Boca Raton, FL 33431.



Name and Address                         Shares Beneficially Owned              Percent of Shares Outstanding
---------------------------------------- ------------------------------------- -------------------------------------
PNC Tool Holdings LLC (1)                             6,005,561                                50.00%
---------------------------------------- ------------------------------------- -------------------------------------
Dennis Crowley(1)                                     6,005,561                                50.00%
---------------------------------------- ------------------------------------- -------------------------------------
Joseph Piscitelli(2)                                     10,000                                     *
---------------------------------------- ------------------------------------- -------------------------------------
William Fletcher(3)                                           -                                     -
---------------------------------------- ------------------------------------- -------------------------------------
USI Global Corp.                                      3,543,281                                29.05%
777 S. Flagler Drive
Suite 1108
West Palm Beach, FL 33495
---------------------------------------- ------------------------------------- -------------------------------------
All Executive Officers and                            6,015,561                                50.08%
directors as a group
(3 persons)
---------------------------------------- ------------------------------------- -------------------------------------
* Less than 1.0%

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

(2)      Joseph Piscitelli is a Director and the Chief Operating Officer of the
         Company.

(3)      William Fletcher is the Chief Financial Officer of the Company.


Registration Agreement

The Company, USI Mayfair Limited and PNC Tool Holdings LLC have entered into a Registration Rights Agreement. Under the terms of such agreement at any time after 18 months from September 2002, or expiration or earlier termination of that two-year lock-up period contained in the Stockholders` Agreement between the Company, PNC Tool Holdings, LLC and USI Mayfair owners of 15% of the securities held by (i) USI issued under the Acquisition Agreement between the Company, USI Mayfair, Spear & Jackson Acquisition Corp and Spear & Jackson, Inc., or (ii) PNC as of September 6, 2002 may demand that the Company register all or part of such securities under the Securities Act of 1933. Each holder and subsequent transferee shall have the right to exercise three demand registration statements on Form S-1 or other similar form. Each holder of the security shall have the right to an unlimited number demand registrations on Form S-3 provided the Company shall not be obligated to effect more than two demand registrations on Form S-3 in any 12-month period. In addition, after expiration or early termination of the two-year lock-up period, the holders of the registrable securities shall have a right, if the Company proposes to register any of its securities (except for registration to the offer on Form S-8 or Form S-4) to piggyback such registrable securities on such registration statement.

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

Notwithstanding the foregoing, the pre-emptive rights of the Stockholders set forth in the prior paragraph shall not apply to: (i) the issuance by the Company of Offered Securities to employees, directors or consultants of the Company pursuant to any Company stock option or other equity incentive plan, in connection with an employment or consulting agreement or arrangement with the Company, or in exchange for other securities of the Company (including, without limitation, options granted under option plans) held by any such employees, directors or consultants, (ii) Offered Securities issued in connection with the acquisition of the business of another entity, whether by the purchase of equity securities, assets or otherwise, (iii) Offered Securities issued as a stock dividend to Stockholders or upon any subdivision or combination of Company Securities, (iv) Offered Securities issued pursuant to or as contemplated by that certain Stock Purchase Agreement, dated August 2001 by and between USI Mayfair Limited and the Company, (v) Offered Securities sold by 18 the Company in an underwritten public offering pursuant to an effective registration statement under the Securities Act, (vi) capital stock or securities exercisable for or convertible into such capital stock issued in connection with any equipment leases or borrowings, direct or indirect, from third-party financial or other institutions regularly engaged in such businesses, (vii) any warrants issued without consideration or for nominal consideration in connection with any third-party debt financings, or (viii) any performance-based equity issued to third-parties in connection with strategic relationships.

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

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as disclosed in this section below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction which has or will materially affect us:

         *        Any of our directors or officers;
         *        Any person proposed as a nominee for election as a director;
         * Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
         * Any relative or spouse of any of the foregoing persons who has the same house as such person.

Mr. Neil Morgan, our former president, advanced to us $80,000 during the three months ended June 30, 2002. The loan is unsecured, bears interest at 10.25% per annum and has no specific repayment terms. At September 30, 2002, we owed Mr. Morgan $100,019.

Mr. Robert Jeffery, a shareholder who owned in excess of 10% of our common stock, has advanced unsecured shareholders loans in an amount of $60,000 which bear interest at the rate of 10.25% per annum. The loans were repaid in March 2003.

In connection with our acquisition of Spear & Jackson, PLC, Envision Worldwide Products, Ltd., Neil Morgan and Maria Morgan contributed an aggregate of 4,742,820 shares of their common stock of the Company to its capital and have agreed to a two-year transfer of restriction until September 2004 with respect to their remaining 192,480 shares of common stock of the Company. The shareholders did not receive any consideration in connection with their contribution of shares.

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

Dated: May 27, 2003                                   SPEAR & JACKSON, INC.

                                            By:      /s/Dennis Crowley
                                                        ----------------------
                                                        Dennis Crowley
                                                        Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:   May 27, 2003                       By:      /s/Dennis Crowley
                                                      --------------------------
                                                        Dennis Crowley
                                                        Chief Executive Officer,
                                                        President,and a Director

Dated:   May 27, 2003                       By:      /s/Joseph Piscitelli
                                                     ---------------------------
                                                        Joseph Piscitelli
                                                        Director

Dated:   May 27, 2003                       By:      /s/William Fletcher
                                                     ---------------------------
                                                        William Fletcher
                                                        Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Dennis Crowley, the principal executive officer of SPEAR & JACKSON, INC., a Nevada corporation (the "Registrant"), certify that:

1. I have reviewed this annual report on Form 10-KSB for the year ended September 30, 2002, of the Registrant (the "Report").

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

Dated: May 27, 2003

CERTIFICATION BY PRINCIPAL ACCOUNTING OFFICER

I, William Fletcher, the principal accounting officer of SPEAR & JACKSON, INC., a Nevada corporation (the "Registrant"), certify that:

1. I have reviewed this annual report on Form 10-KSB for the year ended September 30, 2002, of the Registrant (the "Report").

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

                                               /s/  William Fletcher
                                                    ----------------------------
                                           Name:    William Fletcher
                                           Title:   Principal Accounting Officer

Dated: May 27, 2003

                          INDEX TO FINANCIAL STATEMENTS
                                                                         Page

Audited Financial Statements for the years Ended
September 30, 2002 2001

Independent Auditors' Report                                             F-1

Consolidated Balance Sheet at September 30, 2002                         F-2

Consolidated Statements of Operations for the years
ended September 30, 2002 and 2001                                        F-3

Consolidated Statements of Stockholders Equity for
the years ended September 30, 2002 and 2001                              F-4

Consolidated Statements of Cash Flows for the
years ended September 30, 2002 and 2001                                  F-5

Notes to Consolidated Financial Statements                               F-6-26

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Spear & Jackson, Inc.
New York, New York

         We have audited the accompanying consolidated balance sheet of Spear & Jackson, Inc. as of September 30, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spear & Jackson , Inc. as of September 30, 2002 and the results of their operations and their cash flows for the years ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                /s/Sherb & Co., LLP
                                                   ----------------
                                                   Certified Public Accountants

New York, New York
May 23, 2003

                              SPEAR & JACKSON, INC.
                         (Formerly MegaPro Tools, Inc.)

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                               September 30, 2002


                                     ASSETS
Current assets:
 Cash and cash equivalents                                     $  6,486
 Trade receivables, net                                          17,516
 Income taxes refundable                                             18
 Inventories                                                     19,659
 Other current assets                                             1,305
                                                                --------
Total current assets                                             44,984

Property, plant and equipment, net                               18,852
Pension assets                                                   14,962
Investments                                                         138
                                                                --------
                                                               $ 78,936
                                                                ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                                 $  1,253
 Short-term debt                                                     60
 Trade accounts payable                                           8,258
 Accrued expenses and other liabilities                          13,469
 Director's loan payable                                            100
 Foreign taxes payable                                               57
                                                                --------
Total current liabilities                                        23,197
Other liabilities                                                   977
Deferred income taxes                                               677
                                                                --------
Total liabilities                                                24,851
                                                                --------
Stockholders' equity:
 Common stock                                                        12
 Additional paid in capital                                      50,452
 Accumulated other comprehensive income:
   Foreign currency translation                                   3,056
 Retained earnings                                                  565
                                                                --------
                                                                 54,085
                                                                --------
Total liabilities and stockholders' equity                     $ 78,936
                                                                ========





   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)





                                         For the Fiscal Years
                                                Ended
                                              September 30,
                                         ----------------------
                                           2002          2001
                                         ---------     ---------

Net sales                                $  90,979     $  97,871

Cost of goods sold                          62,006        68,049
                                          --------      ---------
Gross profit                                28,973        29,822


Operating costs and expenses:
 Selling, general and
  administrative expenses                   30,355        29,436
                                          --------      ---------
Operating income (loss)                     (1,382)          386

Other Income (Expense):
 Royalties (net)                                13             -
 Rental income                                 125            61
 Loss on sale of businesses                      -       (13,534)
 Interest and bank charges (net)              (236)         (315)
                                          --------      ---------
Loss before income taxes                    (1,480)      (13,402)
(Provision) benefit for income taxes          (931)          122
                                          --------      ---------
Net loss                                $   (2,411)     $(13,280)
                                          ========      =========


Basic and diluted loss per share            ($0.59)     $  (3.75)
                                          ========      =========
Weighted average shares outstanding      4,100,071      3,543,281
                                         =========      =========


   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)




                                 Common Stock                           Accumulated
                              -------------------     Additional       Other comprehensive     Retained
                                 Number    Amount   Paid in capital     Income (Loss)          Earnings       Total
                              ----------- --------  ----------------  ---------------------   ---------    ----------
                                            $000    $000               $000                    $000          $000

Balance October 31, 2000       3,543,281  $   3     $   48,428         $    235                $ 16,256     $ 64,922
                              =========== ========  ================ =============         ==============   =========

Comprehensive loss:
 Foreign currency adjustment        -         -           -                (206)                   -            (206)
 Net loss for the year              -         -           -                  -                  (13,280)     (13,280)
                              ----------- --------  ---------------- -------------         ---------------  ---------
Total comprehensive loss            -         -           -                (206)                (13,280)     (13,486)
                              =========== ========  ================ =============         ===============  =========

Balance September 30, 2001     3,543,281      3         48,428               29                   2,976       51,436
                              =========== ======== ================= =============         ===============  =========

Balance October 1, 2002        3,543,281      3          48,428              29                   2,976       51,436

Shares issued less
  cancellations                8,467,841      9           2,024              -                     -           2,033
                              ----------- --------  ----------------  -------------        ----------------  --------
Balance September 30, 2002    12,011,122     12          50,452              29                   2,976       53,469
                              =========== ========  ================  =============        ================  ========

Foreign currency adjustment         -         -           -               3,027                    -           3,027
Net loss for the year               -         -           -                  -                   (2,411)      (2,411)
                              ----------- --------  ----------------  -------------        ----------------  ---------
Comprehensive loss for the year     -         -           -               3,027                  (2,411)         616
                              =========== ========  ================  =============        ================  =========
Balance September 30, 1002    12,011,122  $  12     $    50,452        $  3,056                $    565     $ 54,085
                              =========== ========  ================  =============        ================  =========





   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON INC.
                         (Formerly MegaPro Tools, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                              For the Fiscal
                                                Years Ended
                                              September 30,
                                         ----------------------
                                           2002          2001
                                         ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                $   (2,411)    $ (13,280)
Adjustments to reconcile net
 loss to net cash provided by
 (used in) operating activities:
 Depreciation                                3,211         4,245
 Loss on sale of businesses                      -        13,534
 Loss (profit) on sale of fixed assets          95          (247)
 Deferred income taxes                         818          (304)
Changes in operating assets and
 liabilities, excluding the effects
 of acquisitions and dispositions:
 Decrease in trade receivables                 605         3,943
 Decrease in inventories                     1,331         2,406
 Decrease in other current assets              607           331
 Increase in other non-current assets       (3,102)      (10,443)
 Increase (decrease) in trade
 accounts payable                            1,110        (4,246)
 Decrease (increase) in accrued expenses
 and other liabilities                      (3,112)        8,270
 Increase in foreign taxes payable              17            32
 Decrease in other liabilities                (152)         (284)
                                         ----------     ---------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                         (983)        3,957
                                         ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and
 equipment                                  (1,434)       (1,571)
Costs incurred on purchase of businesses      (281)         (836)
Proceeds from sale of businesses
net of costs                                 1,000          (266)
Net cash acquired (relinquished) on
purchase/sale of businesses                     46          (538)
Proceeds from sale of property, plant
 and equipment                               3,105           506
                                         ----------     ---------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                        2,436        (2,705)
                                         ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                     (9)          (66)
Net repayemtns of notes payable                (18)           83
Share capital issued                         2,009            -
                                         ----------     ---------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES                        1,982            17
                                         ----------     ---------
Effect of exchange rate changes on
 cash and cash equivalents                     341           357
                                         ----------     ---------
CHANGE IN CASH AND CASH EQUIVALENTS          3,776         1,626

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                           2,710         1,084
                                         ----------     ---------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                            $    6,486     $   2,710
                                         ==========     =========
SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for interest               $      147     $     304
                                         ==========     =========
   Cash paid for taxes                  $       96     $     150
                                         ==========     =========
NON-CASH INVESTING AND FINANCING
 ACTIVITIES:

   Common stock issued for acquisitions $      -      $    3,543
                                         ==========     =========

   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON INC.


                         (Formerly Megapro Tools, Inc.)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          (in thousands except shares)

Note 1--Basis of Presentation

These consolidated financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Spear & Jackson Inc. (the Company) and its wholly owned subsidiaries, Mega Tools Ltd., Mega Tools USA, Inc., Megapro Tools, Inc., S & J Acquisition Corp., Inc., Spear & Jackson plc and Bowers Group plc. Both Spear & Jackson plc and Bowers Group plc are sub-holding companies and their business is carried out by the following directly and indirectly owned subsidiaries: Bowers Metrology Limited, Bowers Metrology UK Limited, Coventry Gauge Limited, CV Instruments Limited, Eclipse Magnetics Limited, Spear & Jackson (New Zealand) Limited, James Neill Canada Inc., James Neill Holdings Limited, James Neill U.S.A. Inc., Spear & Jackson (Australia) Pty Ltd., Magnacut Limited, Neill Tools Limited, Spear & Jackson Garden Products Limited, Spear & Jackson Holdings Limited, Spear & Jackson France S.A. and Societe Neill France S.A

As further explained in note 3, below, the purchase of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc. (now Spear & Jackson, Inc.) has been treated as a reverse acquisition.

All significant intercompany accounts and transactions have been eliminated on consolidation.

Note 2--Accounting Policies

Fiscal Year: Following the acquisition of Spear & Jackson plc and Bowers Group plc on September 6 2002, the Company changed its fiscal year end from December 31 to September 30. September 30 was the existing year end of the acquired companies. All fiscal year data contained herein reflect results of operations for the years ended September 30, 2001, and September 30, 2002.

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

Changes in exchange rates between the UK sterling, the Euro, the New Zealand dollar, the Australian dollar and the US dollar will affect the translation of the UK, French, New Zealand and Australian subsidiaries' financial results into US dollars for the purposes of reporting the consolidated financial results. The process by which each foreign subsidiary's financial results are translated into US dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates.

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

                              SPEAR & JACKSON INC.

                         (Formerly Megapro Tools, Inc.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                          (in thousands except shares)

Note 2--Accounting Policies - continued

Fixed Assets: Property, plant and equipment are stated on the basis of cost less accumulated depreciation provided under both the straight-line method and the declining balance basis, depending on type and class of asset.

Depreciation is calculated using the following estimated useful lives:
Buildings - depreciation based on lives ranging from 25 to 70 years Equipment - depreciation based on lives ranging from 2 to 10 years Vehicles - depreciation based on lives ranging from 3 to 4 years
Computer hardware - depreciation based on lives ranging from 3 to 5 years Computer software - depreciation based on lives ranging from 1to 3 years Molds - depreciation based on a life of 10 years

Inventories: Inventories are principally valued at the lower of cost, determined under the first-in, first-out method, or net realizable value. Certain finished goods inventories are recorded at the lower of average cost and net realizable In addition, certain raw materials and work-in-progress inventories are stated at the lower of cost and replacement cost, where cost is determined on a weighted average basis.

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

                              SPEAR & JACKSON INC.

                         (Formerly Megapro Tools, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          (in thousands except shares)


Note 2--Accounting Policies - continued

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

Deferred tax assets and liabilities are computed based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws. Deferred income tax expense or benefit is based on the changes in the asset or liability from period to period.

Earnings per Share: Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in earnings of an entity. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for the periods presented.

Stock Based Compensation:

Stock-Based Compensation Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for the Company's stock at the date of the grant over the amount of an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Advertising and Marketing Expenses: The Company follows the provisions of Statement of Position 93-7 in respect of advertising expenses and costs are expensed as incurred. Advertising and marketing costs charged to operations were $1,192 in the year ended September 30, 2002 and $1,114 in the year ended September 30, 2001.

Impairment of Long-Lived Assets to be Disposed of : The Company evaluates the recoverability of its fixed assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of". SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted cash flows attributable to such assets or the business to which such assets relate.

                              SPEAR & JACKSON INC.

                         (Formerly Megapro Tools, Inc.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                          (in thousands except shares)

Note 2--Accounting Policies - continued

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

Research and Development Costs: Research and development costs are expensed as incurred. There was no material research and development expenditure in the year to September 30, 2002 or the year to September 30, 2001.

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

                             SPEAR & JACKSON INC.

                         (Formerly Megapro Tools, Inc.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                          (in thousands except shares)

Note 2--Accounting Policies - continued

New Accounting Pronouncements - continued

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

In  September  2002,  the FASB  issued  SFAS No.  147,  Acquisition  of  Certain
Financial Institutions. SFAS No. 147 changed the special accounting for unidentifiable intangible assets recognised under SFAS No. 72. Transition provisions for previously recognised unidentifiable intangible assets were effective on October 1, 2002. The effects of implementation had no impact on the Company's consolidated financial statements

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in these consolidated financial statements as disclosed under Stock Based Compensation.

                              SPEAR & JACKSON INC.

                         (Formerly Megapro Tools, Inc.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                          (in thousands except shares)

Note 3 - Nature of Business

The Company was incorporated in the State of Nevada on December 17, 1998 and was inactive until the acquisition of Mega Tools Ltd. and Mega Tools USA, Inc. via reverse acquisition on September 30, 1999. The Company is engaged in the manufacture and sale of a patented multi-bit screwdriver. The Company has entered into an exclusive North American licence agreement (Note 20) with the patent holder of a retracting cartridge type screwdriver. This licence agreement gives the Company unrestricted use of the patent in Canada and the United States until November 8, 2005. The Company's wholly owned subsidiaries, Mega Tools USA, Inc. and Mega Tools Ltd. manufacture and market the drivers to customers in the United States and Canada.

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

On 7 November 2002 the Company changed its name from Megapro Tools, Inc. to Spear & Jackson, Inc..

                              SPEAR & JACKSON INC.

                         (Formerly Megapro Tools, Inc.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                          (in thousands except shares)


Note 4--Acquisitions and Dispositions of Businesses

         (a) Acquisitions

         On September 6, 2002, the Company purchased the entire issued share capital of Spear & Jackson plc and Bowers Group plc via the issue of 3,543,281 of its common stock and the issue of (pound)150,000 of 6% promissory notes. Spear & Jackson manufactures and distributes a wide range of hand tools, garden tools and magnetic products. The Bowers Group manufactures and distributes metrology instruments.

         As explained in note 3 to these financial statements, this transaction has been accounted for as reverse acquisition. Accordingly, the net assets of Spear & Jackson plc and Bowers Group plc are included in the consolidated financial statements at their historic carrying value. The operating results and the fair value of Megapro tools, Inc. and its subsidiary companies are included in the financial statements from September 6, 2002, the deemed date of acquisition, onwards.

         The purchase price for the Megapro Tools, Inc. and its subsidiary companies was $305, which has been allocated to the fair value of assets and liabilities acquired as follows:


                                                        (in thousands)

        Inventories                                     $  271
        Trade receivables                                  101
        Trade payables                                     (38)
        Other assets                                        32
        Other liabilities and provisions                  (108)
        Property, plant and equipment                      202
        Deferred and current income taxes                   62
        Director and shareholder loans                    (160)
        Cash and cash equivalents                           46
        Bank indebtedness                                  (31)
                                                        ---------
                                                        $  305
                                                        =========
         (b) Dispositions

         The loss on disposal of businesses of comprises:

                                                               (in thousands)

        Loss on disposal of Industrial Saws Division (i)        $    6,994
        Loss on sale of subsidiary (ii)                              6,540
                                                                 ----------
                                                                $   13,534
                                                                 ==========


(i) On March 7, 2001 the Company sold its Industrial Saws Division for nominal cash consideration which resulted in a loss of $6.994 million. The results of the Industrial Saws Division are included in the Company's statements of operation until the date of disposal.

                              SPEAR & JACKSON INC.

                         (Formerly Megapro Tools, Inc.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          (in thousands except shares)

Note 4--Acquisitions and Dispositions of Businesses - continued

         (b) Dispositions - continued

(ii) On January 20, 2002 the Company sold its subsidiary, True Temper Ireland Limited, for $1million. This subsidiary had been excluded from the consolidated results of the Company in prior periods as it had been regarded as an asset held for resale. The original cost of investment in true Temper Ireland amounted to $7.54 million and the difference of $6,54 million between the above cost and the ultimate sale proceeds of $1million was provided in the Company's financial statements for the year ended September 30, 2001.

Note 5 - Trade Receivables and Concentrations of Credit Risk:

                                                At September 30, 2002
                                                   (in thousands)

        Trade receivables                          $    19,491
        Allowance for doubtful accounts                 (1,975)
                                                    -----------
                                                   $    17,516
                                                    ===========

         The Company's sales are principally in the United Kingdom, Europe, Australia, North and South America, Asia and the Far East. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's estimates.

Note 6 - Inventories


                                                At September 30, 2002
                                                   (in thousands)

        Finished products                          $    16,380
        In-process products                              4,140
        Raw materials                                    4,978
        Less: Allowance for slow moving and
         obsolete inventories                           (5,839)
                                                    -----------
                                                   $    19,659
                                                    ===========

                              SPEAR & JACKSON INC.

                         (Formerly Megapro Tools, Inc.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                          (in thousands except shares)



Note 7 - Property, Plant and Equipment, net

                                                                At September 30,
                                                                     2002
                                                                (in thousands)


        Land and buildings                                      $  11,423
        Machinery, equipment and vehicles                           5,982
        Furniture and fixtures                                        128
        Computer hardware                                             308
        Computer software                                             144
        Assets held under finance leases                              867
                                                                ------------
                                                                $  18,852
                                                                ============

Included in machinery and equipment at September 30, 2002 are capital leases of $0.9 million. The cost of these assets held under capital leases was $2.0 million and the accumulated depreciation relating to the assets was $1.1 million.


Note 8--Income Taxes

         Spear & Jackson is subject to income taxes in the US and in the other overseas tax jurisdictions where its principal trading subsidiaries operate. The provision for US and foreign income taxes consists of:

                                        For the Fiscal Years Ended
                                                September 30,
                                            2002                 2001
                                                (in thousands)

        Current tax charge               $   113             $   182
        Deferred tax charge (credit)         818                (304)
                                        ----------          -----------
                                             931                (122)
                                        ==========          ===========

                              SPEAR & JACKSON INC.

                         (Formerly Megapro Tools, Inc.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                          (in thousands except shares)

Note 8--Income Taxes - continued

         The Company's income tax provision differs from the estimated, composite statutory rate of 30% as follows:

                                                                        For the Fiscal Years Ended
                                                                  September 30,            September 30,
                                                              -------------------------------------------------
                                                                       2002                    2001
                                                              -----------------------  ----------------------
                                                                  (in thousands)

Statutory income tax (benefit) provision                                      $ (503)               $ (4,557)
Overseas tax at rates different to effective rate                                 59                     536
Permanent timing differences                                                      62                      90
Company disposals not giving rise to income tax benefits                           -                   4,060
Valuation allowance                                                            1,216                      89
Miscellaneous                                                                     97                    (340)
                                                              -----------------------  ----------------------
                                                                               $ 931                  $ (122)
                                                              =======================  ======================

The deferred income tax balance comprises:

                                                    At September 30,
                                               ---------------------
                                                         2002
                                               ---------------------
                                                    (in thousands)

Deferred tax liabilities:
Property, plant and equipment                        $   143
Post-retirement benefits                               3,265
                                                ---------------------
Total deferred tax liabilities                         3,408
                                                ---------------------

Deferred tax assets:

Accruals and allowances                                2,674
Inventory                                                 57
Tax loss carry forwards and other tax credits         16,810

Other                                                      -
                                                ---------------------
Total deferred tax assets                             19,541
Valuation allowance                                  (16,810)
                                                ---------------------
Net deferred tax assets                                2,731
                                                ---------------------
   Deferred tax liability, net                      $    677
                                                =====================

                              SPEAR & JACKSON INC.

                         (Formerly Megapro Tools, Inc.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                          (in thousands except shares)



Note 8--Income Taxes - continued


A valuation allowance of $16.8 million has been made against certain deferred tax assets of Spear & Jackson, Inc. at September 30, 2002, due to the uncertainty of their future realization. These assets relate to operating loss carry forwards in the Company's UK, US and Australian companies totaling approximately $6.3 million and to other UK tax credits of approximately $10.5 million.

Note 9--Notes Payable


The French and Australian subsidiaries of Spear & Jackson plc maintain short-term credit facilities of $4.1 million denominated in Euros and Australian dollars. The facilities comprise bank overdraft lines, with interest rates ranging from 6.8% to 12.6%, together with facilities for letters of credit and the discount of bills receivable. There was $1.2 million outstanding under the overdraft lines at September 30, 2002 (September 30, 2001: $1.1 million) and $1.0 million of letters of credit and bills outstanding under these facilities (September 30, 2001: $0.2 million). In addition, the UK subsidiaries of Spear & Jackson plc and Bowers Group plc maintain a line of credit of $7.0 million. This is secured by fixed and floating charges on the assets and undertakings of these businesses. Of the total facility, $4.7 million relates to bank overdrafts and $2.3 million is available for letters of credit. These facilities are denominated in British pounds. The overdraft carries interest at UK base rate plus 0.75%. At September 30, 2002 and September 30, 2001the Company had no borrowings outstanding under the overdraft line but had $0.7 million in outstanding letters of credit (September 30, 2001: $0.8 million).

Mega Tools Ltd. has a credit facility agreement with The Bank of Montreal which provides revolving credit facilities of up to $40,000 denominated in Canadian dollars. The credit facility bears interest at bank prime lending rates plus 1.5% per annum and is collateralized by a first mortgage on the real estate of Mega Tools Ltd., a general security agreement covering all assets of Mega Tools Ltd., guarantees by MegaPro Tools, Inc. and Mega Tools USA, Inc. and guarantees by a director of the Company. Funds advanced under this agreement are due on demand by The Bank of Montreal which may terminate the credit facility at any time. Bank prime lending rate was 4.5% as at September 30, 2002.

Note 10 - Short Term Debt

Loans comprise:

                                                At September 30, 2002
                                                   (in thousands)

        Payable to a stockholder of the
        Company, unsecured, with quarterly
        payments of interest only at 10.25%
        per annum, matures October 1, 2002,
        fair market value $62.                           60
                                                        ====

                              SPEAR & JACKSON INC.

                         (Formerly Megapro Tools, Inc.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                          (in thousands except shares)



Note 11 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:


                                                             At September 30,
                                                           ------------------
                                                                  2002
                                                           ------------------
                                                             (in thousands)

Compensation related                                              $ 3,945
Rebates/dealer incentives                                           1,704
Sales taxes payable                                                   910
Commissions                                                           566
Promissory notes                                                      234
Provisions                                                          2,141
Other                                                               3,969
                                                           ---------------
                                                                 $ 13,469
                                                           ===============
Note 12 - Director's Loan Payable


The director's loan is unsecured and due on demand. It bears interest at 10.25% per annum and has no specific terms of repayment. The balance on the director's loan at September 30, 2002 was $100,019 (September 30, 2001 $20,000). During the year a further advance of $100,019 was made by the director and $20,000 was repaid by the company. There was no material difference between the accounts carrying value of this loan and its fair market value.

                              SPEAR & JACKSON INC.

                         (Formerly Megapro Tools, Inc.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                          (in thousands except shares)

Note 13--Pension Plan

        The Company has a contributory defined benefit plan covering certain of the United Kingdom employees in its Spear & Jackson subsidiary. A valuation of the plan was carried out under SFAS 87 at both September 30, 2002 and September 30, 2001. The following table analyzes the movement in the pension plan liability between September 30, 2001 and September 30, 2002 and provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of the Company's defined benefit pension plan with the amounts recognized in the Company's balance sheet at September 30 2002:


                                                                     2002
                                                               ---------------
                                                               (in thousands)
Change in projected benefit obligation:

Benefit obligation at September 30, 2001                          $ 121,049
Service cost                                                          1,723
Interest cost                                                         7,743
Employee contributions                                                  995
Foreign currency exchange rate changes                                6,412
Actuarial loss                                                       11,966
Benefits paid                                                        (4,989)
                                                                ---------------
   Projected benefit obligation at September 30, 2002             $ 144,899
                                                                ===============

Change in fair value of plan assets:
Fair value of plan assets at September 30, 2001                   $ 106,649
Actual return on plan assets                                         (2,536)
Foreign currency exchange rate changes                                5,650
Employer contributions                                                3,372
Employee contributions                                                  995
Benefits paid                                                        (4,989)
                                                                ---------------
   Fair value of plan assets at September 30, 2002                $ 109,141
                                                                ===============

Funded status of plan:
Projected benefit obligation in excess of plan assets             $ (35,758)
Unrecognized net actuarial loss                                      50,720
                                                                ---------------
   Net amount recognized                                          $  14,962
                                                                ===============

Amounts recognized in the balance sheet consist of:
 Pension asset                                                     $ 14,962
                                                                ===============

                              SPEAR & JACKSON INC.

                         (Formerly Megapro Tools, Inc.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                          (in thousands except shares)


Note 13--Pension Plan (continued)


         The assumptions used and the net periodic pension cost for the Company's defined benefit plans are presented below:


                                                                     2002
                                                                ------------
Weighted average assumptions as of September 30, 2002
Discount rate                                                         5.75%
Rate of compensation increase                                         2.25%
Expected return on assets                                             7.50%
Fixed pension increase                                                5.00%
LPI pension increase                                                  2.25%
Post 1988 GMP increase                                                1.85%





                                                    2002          2001
                                                -----------   -----------

Components of net periodic benefit cost
 Defined benefit plans:
  Service cost                                    $ 1,723       $ 2,761
  Interest cost                                     7,743         6,984
  Expected return on plan assets                   (9,396)       (8,858)
  Recognition of actuarial loss                         6          -
                                                   ------        ------
Net periodic cost                                 $    76       $   887
                                                   ======        ======


         The tables above set forth the historical components of net periodic pension cost and a reconciliation of the funded status of the pension plan for the employees associated with the Company and is not necessarily indicative of the amounts to be recognized by the Company on a prospective basis.

Note 14--Leases

         Rental expense for operating leases in the year to September 30, 2002 was $0.9 million. Operating lease costs in the year to September 30, 2001 amounted to $0.9 million. Future minimum rental commitments under noncancellable operating leases as of September 30, 2002 are:

                                                        (in thousands)
                                                       ----------------

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
                                                           ======

                              SPEAR & JACKSON INC.

                         (Formerly Megapro Tools, Inc.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                          (in thousands except shares)


Note 14--Leases (Continued)

         Under capital lease agreements, the Company is required to make certain monthly, quarterly or annual lease payments through 2006. The aggregate minimum capital lease payments for the next four years, with their present value as of September 30, 2002, are as follows:

                                                        (in thousands)
                                                     --------------------

         2003                                             $   654
         2004                                                 286
         2005                                                  70
         2006                                                   8
                                                          ----------
         Total minimum lease payments                       1,018
         Less amount representing interest at 9%             (102)
                                                          ----------
         Present value of net minimum lease payments          916
         Less current portion                                (654)
                                                          ----------
         Long-term portion                                $   262
                                                          ==========


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

Note 17 - Stock Options

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

                              SPEAR & JACKSON INC.

                         (Formerly Megapro Tools, Inc.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                          (in thousands except shares)


Note 17 - Stock Options (Continued):


A summary of stock option transactions for the year ended September 30, 2002 and the year ended September 30, 2001 is presented below:

                                                 Number       Weighted Average
                                                               Exercise price
Outstanding, September 30 2000                  260,000            $0.85
  Expired March 14, 2001                       (130,000)           $0.85
                                             -------------   --------------
Outstanding, September 30 2001                  130,000            $0.85
                                             =============   ==============

Outstanding, September 30 2001                  130,000            $0.85
  Issued October 16, 2001                        50,000            $1.50
  Exercised, May 2002                           (27,000)           $1.50
  Cancelled, September, 2002                   (153,000)           $0.95
                                             -------------   --------------
Outstanding, September 30 2002                     -               $0.00
                                             =============   ==============


For the year ended September 30, 2000 the Company recorded deferred compensation of $39,000 based upon the difference between the exercise price and market price for the options granted. The deferred compensation was amortized over the vesting period of the stock options with compensation expense of $35,583 recognized for the year ended September 30, 2000. The remaining $3,417 of deferred compensation was reversed upon expiration of the unvested portion of the stock options on March 14, 2001. Compensation expense was not recorded in respect to the stock options granted in 2001 to employees because the exercise price exceeded the market price of the shares at the time of the grant.

Note 18 - Stock Compensation

On January 15, 2002 the company issued 321,000 shares of its common stock to a business combination consultant in consideration for the provision of services with the objective of increasing the company's revenues and earnings and expanding its business. The company recorded compensation expense of $449,400 for this contract in the year ended September 30, 2002 based upon the fair market value of the common stock on the date of issue.

On February 27, 2002 10,000 shares of common stock were issued as consideration for director's services. The company recorded compensation expense of $28,000 in the year to September 30, 2002 based upon the fair market value of the stock at the date of issue.

Both the above items of stock compensation expense were charged to income in the accounts of Megapro Tools, Inc. prior to its deemed purchase via a reverse acquisition on September 6, 2002. They do not therefore impact the consolidated statement of operations of Spear & Jackson, Inc. for the year ended September 30, 2002.

                              SPEAR & JACKSON INC.

                         (Formerly Megapro Tools, Inc.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                          (in thousands except shares)


Note 19 - Related Party Transactions and Balances

Transactions for the year ended September 30, 2002 and the year ended September 30, 2001 were as follows:

                                                            For the Fiscal
                                                              Year Ended
                                                             September 30,
                                                                 2002

Interest on the promissory note payable to a
significant stockholder of the company and interest
on director's loan                                                 $7
                                                                 ======

These transactions are recorded at the exchange amount, being the amount of consideration established and agreed to by the related parties. At the year end, the amounts due from and to related parties not disclosed elsewhere in these consolidated financial are as follows:

                                                  For the Fiscal Years Ended
                                                 September 30,     September 30,
                                                    2002               2001


Accounts payable and accrued liabilities
to a significant stockholder                         $4                 $0
                                                   ======             ======

Note 20 - Contractual Obligations

(a) On February 29, 2000 the Company entered into two licence agreements covering the period November 8, 1999 to November 8, 2005 with the owner of the patents for the Company's multi-bit screwdrivers. These agreements divide the licencing rights between sales to national accounts (certain listed retail outlets) and sales to regular accounts (all accounts which are not national accounts). These agreements require royalty payments as detailed below:

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

                              SPEAR & JACKSON INC.

                         (Formerly Megapro Tools, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                          (in thousands except shares)


Note 20 - Contractual Obligations (Continued):

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

Note 21--Segment Data

         The Company's principal operations relate to the manufacture and distribution of a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools. These operations are conducted through business divisions located primarily in the United Kingdom, France, Canada, USA and Australia.

Given below are summaries of the significant accounts and balances by business segment and by geographical location, reconciled to the consolidated totals. The data for the year ended September 30, 2001 includes transactions relating to the Industrial Saws division which was sold in March 2001 (see note 4). In both years, transactions and balances applicable to the Company's distribution companies in France, Australia and New Zealand have been aggregated with the hand and garden product businesses since these products represent the most significant proportion of the distribution companies' trades.

The financial information of the segments is regularly evaluated by the corporate operating executives in determining resource allocation and assessing performance and is periodically reviewed by the Company's Board of Directors. The Company's senior management evaluates the performance of each business segment based on its operating results and, other than general corporate expenses, allocates specific corporate overhead to each segment. Accounting policies for the segments are the same as those for the Company.

                              SPEAR & JACKSON INC.

                         (Formerly Megapro Tools, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          (in thousands except shares)

Note 21--Segment Data - continued

The following is a summary of the significant accounts and balances (in thousands) by business segment, reconciled to the consolidated totals.

                                         Sales                             Long-lived Assets (a)
                               --------------------------------       -----------------------------
                                Year Ended      Year Ended              Year Ended    Year Ended
                               September 30,   September 30,          September 30,  September 30,
                                   2002            2001                  2002            2001
                               -------------  ---------------         ------------   --------------
  Hand & garden tools              $ 68,827         $ 64,330              $ 6,638          $ 9,909
  Metrology tools                    13,806           15,729                2,318            2,761
  Magnetic products                   8,262            9,987                  915            1,199
  Screwdrivers                           84                -                  200                -
  Corporate                               -                -                8,781            8,595
  Industrial saws                         -            7,825                    -                -
                               ------------- ----------------         ------------   --------------
     Total                         $ 90,979         $ 97,871             $ 18,852         $ 22,464
                               ============= ================         ============   ==============

                                       Depreciation                       Capital expenditure
                               --------------------------------       -----------------------------
                                Year Ended      Year Ended              Year Ended    Year Ended
                               September 30,   September 30,          September 30,  September 30,
                                   2002            2001                  2002            2001
                               -------------  ---------------         ------------   --------------
  Hand & garden tools               $ 2,183          $ 3,123              $ 1,181            $ 817
  Metrology tools                       473              419                  139              259
  Magnetic products                     362              222                   75              402
  Screwdrivers                            2                -                    5                -
  Corporate                             191              220                   34               36
  Industrial saws                         -              261                    -               57
                               ------------- ----------------         ------------   --------------
     Total                          $ 3,211          $ 4,245              $ 1,434          $ 1,571
                               ============= ================         ============   ==============

                                     Operating Income                         Net Interest
                               --------------------------------       -----------------------------
                                Year Ended      Year Ended              Year Ended    Year Ended
                               September 30,   September 30,          September 30,  September 30,
                                   2002            2001                  2002            2001
                               -------------  ---------------         ------------   --------------
  Hand & garden tools               $ 2,907          $ 2,779               $ (358)          $ (304)
  Metrology tools                        90              606                  (17)             (23)
  Magnetic products                  (1,221)             756                   (8)             (13)
  Screwdrivers                          (23)               -                   (2)               -
  Corporate                          (3,135)          (3,118)                 149              122
  Industrial saws                         -             (637)                                  (97)
                               ------------- ----------------         ------------   --------------
     Total                         $ (1,382)           $ 386               $ (236)          $ (315)
                               ============= ================         ============   ==============


                     (a)   Represents property, plant and equipment, net.

                              SPEAR & JACKSON INC.

                         (Formerly Megapro Tools, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                          (in thousands except shares)

Note 21--Segment Data - continued

The following table presents certain data by geographic areas (in thousands):


                                         Sales (a)                         Long-lived Assets (b)
                               --------------------------------       -----------------------------
                                Year Ended      Year Ended              Year Ended    Year Ended
                               September 30,   September 30,          September 30,  September 30,
                                   2002            2001                  2002            2001
                               -------------  ---------------         ------------   --------------
  United Kingdom                   $ 42,674         $ 47,457              $17,047          $20,911
  Europe                             15,777           18,976                1,135            1,126
  Australasia                        16,947           12,744                  463              427
  North America                       7,390            9,265                  207                -
  Other                               8,191            9,429                    -                -
                               ------------- ----------------         ------------   --------------
     Total                         $ 90,979         $ 97,871             $ 18,852         $ 22,464
                               ============= ================         ============   ==============

                                       Depreciation                       Capital expenditure
                               --------------------------------       -----------------------------
                                Year Ended      Year Ended              Year Ended    Year Ended
                               September 30,   September 30,          September 30,  September 30,
                                   2002            2001                  2002            2001
                               -------------  ---------------         ------------   --------------
  United Kingdom                   $ 2,913          $ 3,760              $ 1,241          $  1,314
  Europe                                73              328                   20                70
  Australasia                          223              153                  161               187
  North America                          2                4                   12                -
                               ------------- ----------------         ------------   --------------
     Total                         $ 3,211          $ 4,245              $ 1,434          $  1,571
                               ============= ================         ============   ==============

                                     Operating Income                         Net Interest
                               --------------------------------       -----------------------------
                                Year Ended      Year Ended              Year Ended    Year Ended
                               September 30,   September 30,          September 30,  September 30,
                                   2002            2001                  2002            2001
                               -------------  ---------------         ------------   --------------
  United Kingdom                   $(1,469)         $   736               $   58           $   27
  Europe                              (251)             (90)                (166)            (285)
  Australasia                          376             (358)                (126)             (67)
  North America                        (38)              98                   (2)              10
                               ------------- ----------------         ------------   --------------
     Total                         $(1,382)           $ 386               $ (236)          $ (315)
                               ============= ================         ============   ==============


(a) Sales are attributed to geographic areas based on the location of the customers.
(b)      Represents property, plant and equipment, net.

                              SPEAR & JACKSON INC.

                         (Formerly Megapro Tools, Inc.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                          (in thousands except shares)





Note 22--Commitments and Contingencies


         The Company had outstanding documentary letters of credit totaling $1.7 million at September 30, 2002, respectively, related primarily to inventory purchases from suppliers in the Far East.