Form 10QSB/A
period 2002-12-31
SPEAR & JACKSON INC
filed 2003-05-28
CIK 1107206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                             Spear & Jackson, Inc.



                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                              Page Number
Item 1. Financial Statements (Unaudited)

  Consolidated Balance Sheet - December 31, 2002                   3

  Consolidated Statements of Operations - Three Months
   Ended December 31, 2002, and 2001.                              4

  Consolidated Statements of Comprehensive Income (Loss)-
   Three Months Ended December 31, 2002, and 2001.                 5

  Consolidated Statements of Cash Flows - Three Months
   Ended December 31, 2002, and 2001.                              6

  Notes to Consolidated Financial Statements                       7 - 8

Item 2. Management's Discussion and Analysis or Plan of Operation  9 - 17

Item 3. Controls and Procedures                                    17

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                        18

  Item 2. Changes in Securities and Use of Proceeds                18

  Item 3. Defaults Upon Senior Securities                          18

  Item 4. Submission of Matters to a Vote of Security Holders      18

  Item 5. Other Information                                        18

  Item 6. Exhibits and Reports on Form 8-K                         18


SIGNATURES                                                         18

CERTIFICATION PURSUANT TO SECTION 302 OF
 SARBANES OXLEY ACT OF 2002                                        20 - 21

                              SPEAR & JACKSON, INC.

                           CONSOLIDATED BALANCE SHEET

                              AT DECEMBER 31, 2002

                                   (Unaudited)

                                 (In thousands)
                                     ASSETS
Current assets:
 Cash and cash equivalents                                $  8,116
 Trade receivables, net                                     16,617
 Inventories                                                22,754
 Other current assets                                        1,128
                                                           --------
Total current assets                                        48,615

Property, plant and equipment, net                          19,025
Pension assets                                              16,337
Investments                                                    143
                                                           --------
                                                          $ 84,120
                                                           ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                            $     47
 Short term debt                                                60
 Trade accounts payable                                     11,774
 Accrued expenses and other liabilities                     12,773
 Director's loan payable                                       100
 Foreign taxes payable                                          71
                                                           --------
Total current liabilities                                   24,825

Other liabilities                                              942
Deferred income taxes                                        1,115
                                                           --------
Total liabilities                                           26,882
                                                           --------
Stockholders' equity:
 Common stock                                                   12
 Additional paid in capital                                 50,455
 Accumulated other comprehensive loss
  Foreign currency translation adjustment                    4,995
Retained earnings                                            1,776
                                                           --------
                                                            57,238
                                                           --------
Total liabilities and stockholders' equity                $ 84,120
                                                           ========


   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                 (In thousands)

                                             For the Three Months Months Ended
                                                       December 31,
                                             --------------------------------
                                               2002               2001
                                             ----------       -----------
Net sales                                 $    23,331       $     21,218

Cost of goods sold                             15,476             14,886
                                             ---------        -----------
Gross profit                                    7,855              6,332

Operating costs and expenses:
Selling, general and
 administrative expenses                        6,264              6,637
                                             ---------        -----------
Operating income (loss)                         1,591               (305)
                                             ---------        -----------
Other income (expense)
Royalties (net)                                    12                  -
Rental income                                      33                 30
Interest and bank charges (net)                   (39)               (88)
                                             ---------        -----------
                                                    6                (58)
                                             ---------        -----------
Income (loss) before income taxes               1,597               (363)

Provision for income taxes                       (386)                58
                                             ---------        -----------
Net income (loss)                         $     1,211       $       (305)
                                             =========        ===========

Basic and diluted profit (loss)
 per share                                $      0.10       $      (0.01)
                                             =========        ===========

Weighted average shares outstanding        12,011,122          3,543,281
                                           ==========         ===========


   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                   (Unaudited)

                                 (In thousands)

                                             For the Three Months Months Ended
                                                       December 31,
                                             --------------------------------
                                               2002               2001
                                             ----------       -----------
Net income (loss)                         $    1,211        $       (305)

Other comprehensive income (loss)

 Foreign currency translation
  adjustments                                  1,939                (830)
                                           ----------        ------------
Total comprehensive income (loss)         $    3,150        $     (1,135)
                                           ==========        =============






    The accompanying notes are an integral part of these financial statements
                                       5

                              SPEAR & JACKSON, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (In thousands)


                                             For the Three Months Months Ended
                                                       December 31,
                                             --------------------------------
                                               2002               2001
                                             ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                        $    1,211        $       (305)
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
 Depreciation                                    700                 721
 Deferred income taxes                           411                (202)
Changes in operating assets and
 liabilities, excluding the effects
 of acquisitions and dispositions:
 Decrease  in trade receivables                1,612               1,327
 (Increase) in inventories                    (2,150)             (1,630)
 Decrease in other current assets                193                 448
 Increase in other non-current assets           (825)               (743)
 Increase in trade accounts payable            3,077               2,524
 (Decrease) increase in accrued expenses
 and other liabilities                        (1,185)               (827)
 Increase in foreign taxes payable                31                 128
 Decrease in other liabilities                   (48)                (36)
                                           ----------        ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES      3,027               1,405
                                           ----------        ------------
INVESTING ACTIVITIES:
Purchases of property, plant
 and equipment                                  (183)               (154)
                                           ----------        ------------
NET CASH USED IN INVESTING ACTIVITIES           (183)               (154)
                                           ----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                       (2)                 (3)
(Repayment of) increase in overdraft          (1,253)                279
Shares issued                                      3                 -
                                           ----------        ------------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                         (1,252)                276
                                           ----------        ------------
Effect of exchange rate changes on
 cash and cash equivalents                        38                 (48)
                                           ----------        ------------
CHANGE IN CASH AND CASH EQUIVALENTS            1,630               1,479

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                           6,486               2,710
                                           ----------        ------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                            $    8,116        $      4,189
                                           ==========        =============

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                    $     -           $         79
                                           ==========        =============
Cash paid for taxes                       $      (56)       $         16
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

The consolidated financial statements of Spear & Jackson, Inc. are denominated in US dollars. Changes in exchange rates between UK sterling, the Euro, the New Zealand dollar, the Australian dollar and the US dollar will affect the translation of the UK, French, New Zealand and Australian subsidiaries' financial results into US dollars for the purposes of reporting the consolidated financial results.

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

It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the year ended September 30, 2002 included in the Company's annual report filed on Form 10-KSB for the year then ended.

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

Having considered the relative sizes of the businesses involved in the combination and other factors, the acquisition of Spear & Jackson plc and Bowers
 Group plc (together "S&J") by Megapro Tools, Inc. has been accounted for as a reverse acquisition for financial reporting purposes. The reverse acquisition is deemed a capital transaction and the net assets of S&J (the accounting acquirer) are carried forward to Megapro Tools, Inc. (the legal acquirer and the reporting entity) at their carrying value before the combination. Although S&J was deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Megapro Tools, Inc as the surviving corporation does not change. The relevant acquisition process utilizes the capital structure of Megapro Tools, Inc and the assets and liabilities of S&J are recorded at historical cost. In these financial statements, S&J is the operating entity for financial reporting purposes and the financial statements for all periods presented represent S&J's financial position and results of operations. The equity of Megapro Tools Inc. is the historical equity of S&J retroactively restated to reflect the number of shares issued in the S&J acquisition.

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

Overview

We were founded to design, market and manufacture innovative multi-bit screwdriver products under the Megapro name incorporating the retractable cartridge design patented by Winsire Enterprises Corporation. Our business commenced in 1994 when we began selling our Megapro 15 in 1 screwdriver to the industrial and commercial tools market. Our revenues have grown since 1994 as we have expanded our product sales in the industrial and commercial tools market and have expanded our line of screwdriver products. We commenced sales of our screwdriver products to the retail market in late 1996. Our objectives are to further pursue sales in this market and generate sales of the newly developed Megapro Multi Quick-change screwdriver, the Megapro cordless screwdriver and our Power2 Bits screwdriver bits.

On September 6, 2002 Megapro Tools, Inc. acquired the entire issued share capital of Spear & Jackson plc and Bowers Group plc (together "S&J"). As further explained in note 2 of the financial statements, this transaction has been treated as a reverse acquisition. Reflecting the relative size of S&J within the continued business, Megapro Tools, Inc. changed its name to Spear & Jackson, Inc.

Spear & Jackson, Inc., through its principal operating entities, as disclosed in note 1 to the financial statements, manufactures and distributes a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools primarily in the United Kingdom, Europe, Australia, North and South America, Asia and the Far East. These products are manufactured and distributed under various brand names including:

*        Spear & Jackson - garden tools;
*        Neill - hand tools;
*        Bowers - bore gauges and precision measuring tools;

*        Coventry Gauge - air and other gauges;
*        CV - precision measuring instruments;
*        Robert Sorby - wood turning tools;
*        Moore & Wright - precision tools;
*        Eclipse - blades and magnetic equipment;
*        Elliot Lucas - pincers and pliers;
*        Tyzack - builders' tools and
*        Megapro - screwdriver products.

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

*        Megapro (screwdrivers).

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

(c)      Increasing market share by offering highly competitive products.

(d)      The launch of new and innovative products and product ranges.

(e) Significantly increasing our US market penetration via large "Big Box" outlets.

Since September 6, 2002 (the deemed acquisition date of the Megapro companies), recent product announcements include:

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

RESULTS OF OPERATIONS

The results discussed below compare the three months to December 30, 2002 with the three months ended December 31, 2001. As explained in note 2 to the financial statements, the acquisition of Spear & Jackson plc and Bowers Group plc (together "S&J") by Megapro Tools, Inc. (now Spear & Jackson, Inc.) has been accounted for as a reverse acquisition. In these financial statements, S&J is the operating entity for financial reporting purposes and the financial statements for all periods represent S&J's financial position and results of operations. The operating results and net assets of Megapro Tools, Inc. and its subsidiary companies are included in the consolidated statements from September 6, 2002, the date of the S&J acquisition. All figures are expressed in $'000 unless otherwise stated.

OVERVIEW

Net revenues increased by $2,113 (9.96%) from $21,218 to $23,331 in the three months ended December 31, 2002 compared to the three months ended December 31, 2001.

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

All divisions of the Spear & Jackson and Bowers businesses delivered strong trading performances in the three months ended December 31, 2002. Detailed comments are as follows:

Neill Tools

Neill Tools recorded an excellent export sales result, thanks in part to winning a contract in Fiji for contractors' tools. A favorable sales mix produced increased gross profit margins, some 4% better than expectation.

In order to sustain the first quarter performance the division has focused on new product development and this has seen the launch of a new range of engineering and anti-static pliers, a new demolition and easy access saw plus a full range of fibreglass shafted contractors' tools. A strong second quarter is also anticipated with more new products coming on stream, supported by a TV advertising campaign in the UK and the release of a new product catalog in both hard back and CD versions.

Eclipse Magnetics

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

A new sticky Pickup Tool was designed. This hand-held magnetic Pickup Tool allows handlers of needles to safely attract and dispose of needles in a safe manner without the need for cumbersome forceps.

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

Robert Sorby

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

Our own retail store has also produced strong results with sales increasing by 18% on the back of new products and a new mail order catalog.

In North  America,  USA  sales  were  weaker  due to softer  market  conditions.
However, resources were dedicated to marketing product to consumers in a depressed market through exhibitions and mailing. Sales into Canada show a significant upturn on the back of an intensive program of consumer marketing right across the country.

Despite generally weak trading conditions our business in Europe held up to expectations.

Bowers Metrology

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

Manufacturing industry world-wide continues to be reluctant to invest and this directly affects the core 3-point bore gauging business. The USA has stabilized but continues to operate below historical levels, with key distributors still being very cautious with inventories. Europe shows a similar picture, with the exception of Germany where, despite a sluggish economy, sales are continuing to show growth. This is mainly due to new listings with the largest industrial catalog in Europe, Hoffmann Group, based in Munich.

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

COSTS OF GOODS SOLD AND GROSS PROFIT

Costs of goods sold as a percentage of sales fell to 66.3% in the three months ended December 31, 2002 from 70.2% in the comparable quarter in 2001.

The company's overall gross profit percentage was 33.7% in the period ended December 31, 2002 and 29.8% in the quarter ended December 31, 2001. Margins across all divisions were strong, benefiting from favorable sales mixes and product cost controls. We will continue to monitor and evaluate means of further reducing costs of goods sold across all our principal trading operations to avoid any margin dilution.

EXPENSES

Expressed as a percentage of sales, selling, general and administration expenses were 26.8% of revenues for the three months ended December 31, 2002 and 31.3% of revenues for the quarter ended December 31, 2001. This decrease is a reflection of the cost benefits accruing from the reorganization and severance programs initiated in the quarter ending September 30, 2002.

Other income and expenses moved from a net expense of $58 in the three months ended December 31, 2001 to net income of $6 in the quarter ended December 31, 2002. This movement is attributable to decreased interest charges in the Company's French and Australian businesses and the receipt of royalty and rent income in the acquired Megapro businesses.

INCOME BEFORE INCOME TAXES

Our income before income taxes in the period to December 31, 2002 amounted to $1,597. This compares to a loss before income tax for the quarter ended December 31, 2001 of $363. This increase in profitability is derived from increased sales revenues, improvements in gross margins and the ongoing benefits arising from overhead cost savings.

INCOME TAX

The provision for income taxes was $386 in the period to December 31, 2002 compared to a $58 income tax benefit in the period to December 31, 2001.

Income taxes were 24% of profits before tax in 2002 as opposed to 16% of the loss before income taxes in 2001. Differences between the effective rate and the statutory rate result from tax charges in certain overseas subsidiaries within the Spear & Jackson group being taxed at rates different from the effective rate, the non recognition of tax losses within the deferred tax computation and permanent differences between accounting and taxable income as a result of non-deductible expenses and non-taxable income. Because of the availability of tax net operating losses it is not anticipated that any of the quarter 1 2002 tax charge will result in the payment of any income taxes.

NET PROFIT

Our net profit after income taxes was $1,211 for the period to December 31, 2002. This compares to a loss after income taxes of $305 for the period ended December 31, 2001.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash position was $8,116 at December 31, 2002 and our total net assets were $57,238 at that date.

Net cash generated from operating activities in the period to December 31, 2002 was $3,027 compared to an operating cash generation of $1,405 in the period to December 31, 2001. This improvement in 2002 arises from the significant increase in net income (adjusted for depreciation and deferred taxes) of $2.1 million and trade working capital inflows relating to improved receivables collections of $0.3 million and a trade payables increase of $0.5 million partially offset by an increase in inventories of $0.6 million. The inventory increase arises in Spear & Jackson's Australian subsidiary (stock build to service Q2 sales) and in the UK garden tools business (cyclical increase related to the UK spring garden season). Other working capital movements relate to a net increase in other current and non-current assets and liabilities of $0.6 million, which, in the main, is associated with reductions in leasing creditors and other trade accruals.

Cash outflow from investing activities was $183 in the period to December 31, 2002. This compares to an outflow from investing activities in the period to December 31, 2001 of $154. Net cash used in investing activities in 2002 and 2001 comprised property and equipment purchases with the major item of expenditure in the quarter to December 31, 2002 being new computer hardware in Spear & Jackson's Australian subsidiary.

Net cash absorbed by financing activities was $1,252 in the period to December 31, 2002 compared to net cash provided by financing activities in the period to December 31, 2001 of $276. Cash utilized by financing activities in the period to December 31, 2002 includes the repayment of overdrafts and loans of $1,255 (principally the repayment of short term borrowings in Australia). The cash provided by financing activities in the period to December 31, 2001 comprises additional overdraft advances of $279 net of long term debt repayments of $3.

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

Our subsidiary company, Mega Tools Limited, obtained a fixed loan from the Bank of Montreal in 1998. This loan is payable on demand with an agreed repayment schedule requiring payments of $10 per annum, paid monthly in equal instalments, plus interest at the bank's funding plus 1.5% per annum. The principal amount of the loan outstanding at December 31, 2002 was $20.

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

In December 2003, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation". Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in these consolidated financial statements as disclosed under Stock Based Compensation.


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

SPEAR & JACKSON, INC.



By:      /s/Dennis Crowley                              Dated: May 23, 2003
         ________________

         Dennis Crowley
         Chief Executive Officer

                      SECTION 302 CERTIFICATION PURSUANT TO
                          RULE 13a-14 AND 15d-14 UNDER
                     THE SECURITIES ACT OF 1934, AS AMENDED

I, Dennis Crowley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Spear & Jackson, Inc.;

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

Date:    May 23, 2003                       Mr. Dennis Crowley
                                            -------------------------
                                            Dennis Crowley
                                            Chief Executive Officer

                      SECTION 302 CERTIFICATION PURSUAND TO
                          RULE 13a-14 AND 15d-14 UNDER
                     THE SECURITIES ACT OF 1934, AS AMENDED

I, William Fletcher, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Spear & Jackson, Inc.;

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


Date:    May 23, 2003                   Mr. William Fletcher
                                            -------------------------
                                            William Fletcher
                                            Chief Financial Officer