Form 10QSB
period 2003-06-30
SPEAR & JACKSON INC
filed 2003-08-05
CIK 1107206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       For the quarter ended June 30, 2003

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Registrant had 12,011,122 shares of Common Stock, $.001 par value per share outstanding as of July 31, 2003.

                             Spear & Jackson, Inc.



                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                              Page Number
Item 1. Financial Statements (Unaudited)

  Consolidated Balance Sheet - June 30, 2003                       3

  Consolidated Statements of Operations - Three and Nine
   Months Ended June 30, 2003, and 2002.                           4

  Consolidated Statements of Comprehensive Income (Loss)-
   Three and Nine Months Ended June 30, 2003, and 2002.            5

  Consolidated Statements of Cash Flows - Three and Nine
   Months Ended June 30, 2003, and 2002.                           6

  Notes to Consolidated Financial Statements                     7 - 9

Item 2. Management's Discussion and Analysis or
         Plan of Operation                                       10 - 20

Item 3. Controls and Procedures                                    21

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                        21

  Item 2. Changes in Securities and Use of Proceeds                21

  Item 3. Defaults Upon Senior Securities                          21

  Item 4. Submission of Matters to a Vote of Security Holders      21

  Item 5. Other Information                                        21

  Item 6. Exhibits and Reports on Form 8-K                         21


SIGNATURES                                                         22

                              SPEAR & JACKSON, INC.

                           CONSOLIDATED BALANCE SHEET
                                AT JUNE 30, 2003
                                   (Unaudited)
                                 (In thousands)






          ASSETS

Current assets:
 Cash and cash equivalents                                $        8,307
 Trade receivables, net                                           18,270
 Inventories                                                      25,810
 Other current assets                                                844
                                                         ----------------
Total current assets                                              53,231

Property, plant and equipment, net                                20,030
Pension assets                                                    18,202
Investments                                                          147
                                                         ----------------
                                                          $       91,610
                                                         ================


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                            $          142
 Trade accounts payable                                           11,041
 Accrued expenses and other liabilities                           12,964
 Director's loan payable                                             100
 Foreign taxes payable                                                35
                                                         ----------------
Total current liabilities                                         24,282

Other liabilities                                                  1,814
Deferred income taxes                                              2,400
                                                         ----------------
Total liabilities                                                 28,496
                                                         ----------------
Stockholders' equity:
 Common stock                                                         12
 Additional paid in capital                                       50,455
 Accumulated other comprehensive income
  Foreign currency translation adjustment                          7,501
 Retained earnings                                                 5,146
                                                         ----------------
                                                          $       63,114
                                                         ----------------

Total liabilities and stockholders' equity                $       91,610
                                                         ================




   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                   (Unaudited)

                                 (In thousands)



                                               For the Three   For the Three   For the Nine   For the Nine
                                                Months ended   Months ended    Months ended   Months Ended
                                                  June 30,       June 30,        June 30,       June 30,
                                                   2003           2002             2003           2002
                                                ------------   -------------   -------------  -------------
Net sales                                       $  25,956      $  24,194       $   75,507     $  68,280

Cost of goods sold                                 16,886         16,211           49,370        46,544
                                                  -------       ---------      -----------    ----------

Gross profit                                       9,070           7,983           26,137        21,736

Operating costs and expenses:
Selling, general and administrative expenses       6,280           6,933           19,713        20,275
                                                  -------       ---------      -----------    ----------

Operating income                                   2,790           1,050            6,424         1,461
                                                  -------       ---------      -----------    ----------

Other income (expense):
Royalties (net)                                        2            -                  14          -
Rental income                                         38              30              108            91
Interest and bank charges (net)                      (72)             11             (174)         (174)
                                                  -------       ---------      -----------    ----------
                                                     (32)             41              (52)          (83)
                                                  -------       ---------      -----------    ----------

Income before income taxes                         2,758           1,091            6,372         1,378

Provision for income taxes                          (832)           (383)          (1,791)         (578)
                                                  -------       ---------      -----------    ----------

Net income                                      $  1,926       $     708       $    4,581     $     800
                                                  =======       =========      ===========    ==========

Basic and diluted profit per share              $   0.16       $    0.20       $     0.38     $    0.23
                                                  =======       =========      ===========    ==========

Weighted average shares outstanding             12,011,122      3,543,281      12,011,122     3,543,281
                                                ==========      =========      ==========     ==========










   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)





                                            For the Three      For the Three      For the Nine        For the Nine
                                             Months Ended      Months Ended       Months Ended        Months Ended
                                               June 30,          June 30,           June 30,            June 30,
                                                 2003              2002               2003                2002
                                           ---------------   ----------------   ----------------    ----------------


Net income                                   $      1,926      $         708      $       4,581       $         800

Other comprehensive income (loss)

   Foreign currency translation adjustments         3,220              3,882              4,445               2,136

                                           ---------------   ----------------   ----------------    ----------------

Total comprehensive income (loss)            $      5,146      $       4,590      $       9,026       $       2,936
                                           ===============   ================   ================    ================












    The accompanying notes are an integral part of these financial statements

                              SPEAR & JACKSON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                      For the Nine Months   For the Nine Months
                                                                             Ended                 Ended
                                                                            June 30,              June 30,
                                                                              2003                  2002
                                                                      ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $         4,581        $         800
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                                      2,137                2,122
Profit on sale of plant, property and equipment                                    (170)                   -
Deferred income taxes                                                             1,726                  499
Changes in operating assets and liabilities

Decrease (increase) in trade receivables                                          1,064                 (752)
(Increase) decrease in inventories                                               (3,543)                 700
Decrease in other current assets                                                    507                  754
Contributions paid to company pension plan                                       (2,307)              (2,303)
Increase in trade accounts payable                                                1,477                3,007
(Decrease) increase in accrued expenses and other liabilities                      (609)                 607
Decrease in foreign taxes payable                                                    (5)                   -
Increase (decrease) in other liabilities                                            768               (3,070)
                                                                      ------------------    -----------------
NET CASH PROVIDED BY  OPERATING ACTIVITIES                                        5,626                2,364
                                                                      ------------------    -----------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                       (2,690)                (792)
Proceeds from sale of property, plant and equipment                                 170                    -
                                                                      ------------------    -----------------
NET CASH USED IN INVESTING ACTIVITIES                                            (2,520)                (792)
                                                                      ------------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                                         (23)                  (9)
Repayment of overdraft                                                           (1,163)                (151)
Promissory notes repaid                                                            (235)                   -
Repayment of shareholder loan                                                       (60)                   -
                                                                      ------------------    -----------------
NET CASH USED IN FINANCING ACTIVITIES                                            (1,481)                (160)

Effect of exchange rate changes on cash and cash equivalents                        196                  202
                                                                      ------------------    -----------------
CHANGE IN CASH AND CASH EQUIVALENTS                                               1,821                1,614

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  6,486                2,710
                                                                      ------------------    -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $         8,307        $       4,324
                                                                      ==================    =================
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                                  $          174         $         190
                                                                      ==================    =================
Cash paid for taxes                                                     $           65         $          80
                                                                      ==================    =================











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

In the opinion of the Company's management, all adjustments necessary to present fairly the Company's financial position as of June 30, 2003, and the results of operations for the nine-month periods ended June 30, 2003 and June 30, 2002 and cash flows for the periods ended June 30, 2003 and June 30, 2002 have been included.

The consolidated financial statements of Spear & Jackson, Inc. are denominated in US dollars. Changes in exchange rates between UK sterling and the US dollar will affect the translation of the UK subsidiaries' financial results into US dollars for the purposes of reporting the consolidated financial results.

The process by which each foreign subsidiary's financial results are translated into US dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the accumulated other comprehensive income account. Management have decided not to hedge against the impact of exposures giving rise to these translation adjustments as such hedges may impact upon the Company's cash flow compared to the translation adjustments which do not affect cash flow in the medium term.

It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the period ended September 30, 2002 included in the Company's amended annual report filed on Form 10-KSB/A for the period then ended.

The results of operations for the nine-month period ended June 30,2003 are not necessarily indicative of the results to be expected for the full year.

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

On 7 November 2002 the Company changed its name from Megapro Tools, Inc. to Spear & Jackson, Inc.


Note 3 - Segment Data

As detailed in note 2, the Company's principal operations relate to the manufacture and distribution of a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools. These operations are conducted through business divisions located primarily in the United Kingdom, France, Canada, USA and Australia.

Given below are summaries of the significant accounts and balances by business segment and by geographical location for the nine-month periods ended June 30, 2003 and June 30, 2002, reconciled to the consolidated totals. In both years, transactions and balances applicable to the Company's distribution companies in France, Australia and New Zealand have been aggregated with the hand and garden product businesses since these products represent the most significant proportion of the distribution companies' trades.

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

The following is a summary of the significant accounts and balances (in thousands) by business segment, reconciled to the consolidated totals.


                                  Sales                              Long-lived Assets (a)
                       ----------------------------------    -----------------------------------
                        Three Months      Nine Months           Three Months      Nine Months
                        Ended June 30,   Ended June 30,         Ended June 30,   Ended June 30,
                       ----------------  ----------------     ----------------  ----------------
                         2003     2002     2003     2002        2003      2002     2003     2002
                       -------  -------- -------- --------     -------  -------- -------- --------
Hand & garden tools   $ 20,088  $ 18,721 $ 57,771 $ 51,668     $ 6,898  $ 10,142  $ 6,898 $ 10,142
Metrology tools          3,539     3,409   10,520   10,465       2,705     2,537    2,705    2,537
Magnetic products        2,056     2,064    6,337    6,147       1,049     1,073    1,049    1,073
Screwdrivers               273      -         879     -            180      -         180     -
Corporate                 -         -        -        -          9,198     8,680    9,198    8,680
                       -------  --------  -------  -------      ------   -------   ------  -------

Total                 $ 25,956  $ 24,194 $ 75,507 $ 68,280     $20,030  $ 22,432  $20,030 $ 22,432
                       =======   =======  =======  ======       ======   =======   ======  =======

                                Depreciation                            Capital expenditure
                       ----------------------------------    -----------------------------------
                        Three Months      Nine Months           Three Months      Nine Months
                        Ended June 30,   Ended June 30,         Ended June 30,   Ended June 30,
                       ----------------  ----------------     ----------------  ----------------
                         2003     2002     2003     2002        2003      2002     2003     2002
                       -------  -------- -------- --------     -------  -------- -------- --------
Hand & garden tools     $ 488    $ 476   $ 1,448  $ 1,462       $ 41     $ 572   $ 1,721   $ 755
Metrology tools           101      108       297      311         -          1       543       5
Magnetic products          51       75       206      199         -          2       333      32
Screwdrivers               12       -         36       -          -         -         -       -
Corporate                  54       56       150      150         38        -         93      -
                       -------  --------  -------  -------      ------   -------   ------  -------
Total                   $ 706    $ 715   $ 2,137  $ 2,122       $ 79     $ 575   $ 2,690   $ 792
                       =======   =======  =======  ======       ======   =======   ======  =======

                                 Operating Income                       Net Interest
                       ----------------------------------    -----------------------------------
                        Three Months      Nine Months           Three Months      Nine Months
                        Ended June 30,   Ended June 30,         Ended June 30,   Ended June 30,
                       ----------------  ----------------     ----------------  ----------------
                         2003     2002     2003     2002        2003      2002     2003     2002
                       -------  -------- -------- --------     -------  -------- -------- --------
Hand & garden tools    $ 1,853   $ 863   $ 4,533  $ 1,337       $ (75)   $ (113) $ (175)   $ (294)
Metrology tools            449     108     1,098      613          (6)       (2)    (11)       (7)
Magnetic products          490     174     1,200      141          (4)       (4)     (9)       (7)
Screwdrivers                25      -         60       -           (5)        -     (18)       -
Corporate                  (27)    (95)     (467)    (630)         18       130      39       134
                       -------  --------  -------  -------      ------   -------   ------  -------
Total                  $ 2,790 $ 1,050   $ 6,424  $ 1,461       $ (72)   $   11  $ (174)   $ (174)
                       =======   =======  =======  ======       ======   =======   ======  =======

(a) Represents property, plant and equipment net of accumulated amortization.

Item 2. Management's Discussion and Analysis or Plan of Operations

Forward Looking Statements
--------------------------

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Recent product announcements include:

In July 2003 we formally ceased trading with Toolbank, a major UK hand tool wholesaler, because of a conflict in product distribution policy and dissatisfaction with the level of support being given to the delivery of new Spear & Jackson product to the market. Agreements have been secured to supply various UK builders merchants, this will enable us to have a more direct route to market and will allow us to give greater support to our branded product.

An agreement for the supply of hand and contractors tools has been secured with Buildbase, a major UK builders' merchant.

An agreement for the supply of hand and contractors tools has been secured with Travis Perkins a major UK builders' merchant.

An agreement for the supply of hand and contractors tools has been secured with N.M.B.S. a buying group of large independent builders' merchants and hardware stores.

A contract for the supply of garden products has been agreed with Tesco, a major supermarket retailer in the UK. The value of orders is expected to exceed $650k.

New listings for Eclipse branded hand tools, including sockets, spanners, screwdrivers and hacksaws have been gained with Bauhaus, a major retailer in Turkey.

We were awarded a contract to supply Neverbend forks, spades and agricultural contractors' tools by the Government of Fiji. The tender was won on the basis of both price and quality as we were able to demonstrate that our products are able to withstand the rigors of sustained use in arduous conditions.

Gamma, a major retailer in the Netherlands, has increased its range of Spear & Jackson garden products by including Razorsharp secateurs in its 144 stores.

Eclipse Magnetics separator business continues to flourish with a contract into Parmargon Products, a supplier of rubber sealing rings to the automotive industry. The component parts have metal inserts which require sorting and the separator equipment is ideal for their ongoing control procedures.

Eclipse Magnetics will continue to develop the separation business for use in food processing environments where the removal of metal contamination is vital.

S&J France has seen the launch of its new `Cottage range' of garden tools exceed expectations this year. The product range has been sold through over 300 stores across France and has achieved sales of $475,000 since the introduction of these products.

In addition, S&J France increased its garden tools listings with OBI, a French DIY store chain, by supplying them with a new range of bypass loppers.

RESULTS OF OPERATIONS

The results discussed below compare the three months to June 30, 2003 with the three months ended June 30, 2002 and the nine months to June 30, 2003 with the nine months ended June 30, 2002. As explained in note 2 to the financial statements, the acquisition of Spear & Jackson plc and Bowers Group plc ("S&J") by Megapro Tools, Inc. (now Spear & Jackson, Inc.) has been accounted for as a reverse acquisition. In these financial statements, S&J is the operating entity for financial reporting purposes and the financial statements for all periods represent S&J's financial position and results of operations. The operating results and net assets of Megapro Tools, Inc. and its subsidiary companies are included in the consolidated statements from September 6, 2002, the date of the S&J acquisition. All figures are expressed in $'000 unless otherwise stated.

OVERVIEW

Net revenues increased to $25,956 from $24,194 in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. In the nine months to June 30, 2003 net revenues increased to $75,507 from a total of $68,280 in the nine months ended June 30, 2002.

The increase in revenues of $7.2 million in the nine months to June 30, 2003 compared to the comparable period in 2002 is attributable to net sales volume increases (including the incremental revenues from the acquired Megapro businesses) and favorable exchange movements.

Net revenues for the third quarter 2003 increased by $1.8 million over the three months ended June 30, 2002.

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

All divisions of Spear & Jackson, Inc. delivered strong operating income performances in the three months ended June 30, 2003 and the nine-month period ending on that date.

Summary details are as follows:

Neill Tools
-----------

Agreements to supply various UK builders' merchants have been secured.

Buildbase is to be supplied with hand and contractors tools. Travis Perkins is to be supplied with hand and contractors tools.

N.M.B.S., a large independent builders' merchant, is to be supplied with hand and contractors tools.

Neill Tools are working in the US market to secure business with the `Big Box' retailers.

The division continues to focus on new product development and this strategy has seen the launch of a new range of dry lining tools, leather work wear, hand power tools, spanners, sockets, screwdrivers, pliers and air power tools and compressors. The decision to cease trading with Toolbank allied to new product launches should see continued improvements in sales and margin.

To further enhance our end-user presence, we have recruited a team of dedicated merchandisers to go direct to stores to ensure that our product is available, prominently displayed and that the merchandiser displays are in good order.

Eclipse Magnetics
-----------------

Eclipse's financial performance remained robust and in the nine months to June 30, 2003 operating profits were generated representing a 13% return on sales for the company. Eclipse quarter three operating profit was also significantly better than the previous year as a result of improved margins arising from manufacturing and purchasing efficiencies and good fixed cost control.

Promotion of our magnetic separation products is currently receiving particular focus within the business with our principal goal being expansion into the US market. The separation division supplies high added value turnkey solutions to the food, pharmaceutical and processing industries.

Penetration into Germany has previously been recognized as a key business driver and entry into the German market has now been completed with Eclipse establishing a new relationship with Hoffmann which is one of the largest industrial distribution groups in Europe.

Robert Sorby
------------

Focus continues to be maintained on the key markets of the USA, Canada, UK and Ireland. This sales coverage has been further augmented by the development of new dealers in both Norway and Austria.

A new video covering our collection of specialist tools has been finalized and is now available for sale. We continued with our editorials on the recently introduced "Easyheader Tools" in woodworking magazines. At the same time our advertising promotion on the new eccentric chuck provoked considerable interest which we anticipate will result in follow through sales.

We had demonstrations in the UK, Ireland, Australia and Germany which gave us significant orders in quarter three.

The retail store, "Turners Retreat", is continuing to develop on the back of an improvement in higher margin mail order sales.

Bowers
------

Profits for the quarter were once again ahead of forecast, due to a strong performance from the export side of the business and the maintenance of margins.

The new two part Smart Plug has been received well and we look forward to improving sales in the coming months.

We continue to keep tight cost controls in the business and optimize our inventories to maximize profitability.

S&J France
----------

The two key elements in sales growth were incremental sales to Castorama and the launch of the new Cottage range of garden tools which, following on from an encouraging performance in Q2, again generated significant sales in the most recent quarter.

Spear & Jackson Australia and Spear & Jackson New Zealand
---------------------------------------------------------

Both S&J Australia and S&J New Zealand continue to out perform their current year sales targets and prior period performances.

Megapro
-------

Sales for the acquired Megapro businesses in the nine months ended June 30, 2003 were $0.9 million and $0.3 million for the quarter ending on that date.

COSTS OF GOODS SOLD AND GROSS PROFIT

Costs of goods sold increased to $49,370 in the nine-month period ended June 30, 2003 from $46,544 in the nine months ended June 30, 2002. In the three months ended June 30, 2003 costs of goods sold rose to $16,886 from $16,211 in the third quarter of 2002.

Costs of goods sold as a percentage of sales decreased to 65.4% during the first nine months of 2003 compared to 68.2% during the nine months ending June 30, 2002. Similarly, costs of goods sold as a percentage of sales fell to 65.1% in the three months ended June 30, 2003 from 67.0% in the comparable quarter in 2002.

These movements reflect more favorable sales mixes, focus on strict product cost control and the benefit derived in 2003 from the closure of the loss making calibration business division in September 2002.

Current year gross profit percentages and their prior period comparatives are therefore as follows: quarter ended June 30, 2003: 34.9% (2002: 33.0%), nine months ended June 30, 2003: 34.6% (2002: 31.8%).

We will continue to monitor and evaluate means of maintaining and improving current sales mixes and of further reducing costs of goods sold across all our principal trading operations to avoid any margin erosion.

EXPENSES

Selling, general and administrative expenses decreased by $562 from $20,275 in the nine months ended June 30, 2002 to $19,713 in the nine months ending June 30, 2003.

The net movement of $562 comprises increases relating to adverse exchange fluctuations of $1.9 million (caused by the movement in the US$/(pound) cross rate between the two periods) and additional overheads of $0.9 million in acquired companies. These increases have been mitigated by the significant cost saving accruing from the staff reduction programs implemented in the Neill Tools and Eclipse Magnetics divisions in September 2002, payroll reductions following the reorganization of senior management, pension cost reductions, the reorganization of the purchasing and customer service departments and the continued rigorous control of costs and non-essential expenditure.

In the three months ended June 30, 2003, selling, general and administrative expenses have decreased by $653 over the comparable three months last year. The net decrease is attributable to adverse exchange movements of $0.6 million, and decreases of $1.3 million relating to increases in acquired businesses offset by the three months benefit of the cost saving initiatives outlined above. Expressed as a percentage of sales, selling, general and administration expenses were 26.1% of revenues for the nine months ended June 30, 2003 (2002: 29.7%) and 24.2% of revenues for the quarter ended June 30, 2003 (2002: 28.7%).

Other income and expenses reduced from a net expense of $83 in the nine months ended June 30, 2002 to a net expense of $52 in the nine months ended June 30, 2003. This movement is attributable to decreased interest charges in the Company's French and Australian businesses and the receipt of royalty and rent income in the acquired Megapro businesses.

In the quarter ended June 30, 2003, there was net other expense of $32k compared to net income of $41 for the three months to June 30, 2002. This increase relates to the receipt of interest in 2002 on the maturity of bank deposits for which there is no comparable item in 2003.

INCOME BEFORE INCOME TAXES

Our income before income taxes in the nine months to June 30, 2003 amounted to $6,372. This compares to an income before taxes for the nine months ended June 30, 2002 of $1,378. As discussed above, this increase in profitability is derived from improvements in gross margins and the ongoing benefits arising from overhead cost savings.

In the quarter ended June 30, 2003, income before income taxes was $2,758 compared to a profit of $1,091 in the three months to June 30, 2002. The improvement of $1,667 is again attributable to increased sales margins and continued overhead reductions.

INCOME TAX

Income taxes were $1,791 in the nine months to June 30, 2003 compared to a $578 income tax charge in the nine months ending June 30, 2002. The provision for income taxes in the quarter ended June 30, 2003 was $832; an increase of $449 on the provision made in the three months to June 30, 2002.

Income taxes were 28.1% of profits before tax in the nine months to June 30, 2003 as opposed to $41.9% of the profit before income taxes in the nine months ended June 30, 2002. Tax for the quarter ending June 30 was 30.2% of profits in 2003 and 35.1% in 2002.

Differences between the effective rate and the statutory rate of taxation result from tax charges in certain overseas subsidiaries within the Spear & Jackson group being taxed at rates different from the effective rate, the utilization of tax losses which are not recognized within the deferred tax computation and permanent differences between accounting and taxable income as a result of non-deductible expenses and non-taxable income. Because of the availability of tax net operating losses it is not anticipated that any significant element of the tax charge for the nine months ended June 30, 2003 will result in the payment of income tax.

NET PROFIT

Our net profit after income taxes was $4,581 for the nine months ended June 30, 2003. This compares to a profit after income taxes of $800 for the same period in 2002. In the quarter ended June 30, 2003, net profit amounted to $1,926. This compares to a profit of $708 arising in the comparable quarter last year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash position was $8,307 at June 30, 2003 and our net assets were $63,114 at that date.

Net cash generated from operating activities in the nine month period to June 30, 2003 was $5,626 compared to an operating cash generation of $2,364 in the nine months ended June 30, 2002. This improvement of $3,262 in 2003 arises from the significant increase in net income (adjusted for depreciation and deferred taxes) of $4.9 million and trade working capital inflows relating to improved receivables collections of $1.8 million offset by a trade payables decrease of $1.6 million, an increase in inventories of $4.2 million and a decrease in other creditors of $1.2 million. The inventory increase arises in Spear & Jackson's Australian subsidiary (stock build to service Q4 sales) and in the UK hand and garden tools business (stock builds in advance of holidays and shut downs).

Other working capital movements include favorable movements in other current and non-current liabilities of $3.7 million, which, in the main, are associated with the increases in leasing liabilities following the replacement of the UK leased vehicle fleet in January 2003 and the impact in 2002 of a $3 million loan to the former parent of Spear & Jackson plc.

Cash outflow from investing activities was $2,520 in the period to June 30, 2003. This compares to an outflow from investing activities in the period to June 30, 2002 of $792. Net cash used in investing activities in 2003 includes $2,690 of capital expenditure (2002: $792) which relates principally to the replacement of the UK car fleet under capitalized operating leases and the purchase of computer equipment in Australia.

Net cash absorbed by financing activities was $1,481 in the period to June 30, 2003 compared to net cash absorbed by financing activities in the period to June 30, 2002 of $160. Cash utilized by financing activities in the period to June 30, 2003 includes the repayment of overdrafts in Australia of approximately $1 million, the repayment of a shareholder loan of $60 and the repayment of the promissory notes issued to the vendors of Spear & Jackson plc and Bowers Group plc which formed part of the purchase consideration of those companies. The cash provided by financing activities in the period to June 30, 2002 comprises overdraft and loan repayments of $160.

Our business operations have been funded primarily from net operating income. We have also utilized loans from the Bank of Montreal, shareholder loans and other bank facilities in the US, UK, France, Australia and New Zealand.

Mr. Neil Morgan, a shareholder, has advanced to us the amount of $100 as a director's loan. The loan is unsecured, bears interest at 10.25% per annum and has non specific terms of repayment.

Mr. Robert Jeffrey, another of our shareholders, had previously advanced to us an unsecured loan at an interest rate of 10.25% per annum, repayable on demand. This loan was repaid during the period ended June 30, 2003.

Mega Tools Limited, which formed part of the deemed Megapro Tools, Inc. acquisition in September 2002, obtained a fixed loan from the Bank of Montreal in 1998. This loan is payable on demand with an agreed repayment schedule requiring payments of $10 per annum, paid monthly in equal instalments, plus interest at the bank's funding plus 1.5% per annum. This loan was also repaid in the period ended June 30, 2003.

The Spear & Jackson and Bowers companies have overdraft facilities with various UK, French and Australian banks but none of the companies are currently funding any of their financing requirements through bank or other loans.

The financing of new product launches in the Spear & Jackson and Bowers companies will be funded from their existing banking facilities. We believe that we have sufficient capital resources and liquidity over both the short term to sustain our business operations. While we may require additional financing in order to pursue any planned expansion of the Spear & Jackson, Bowers or Megapro operations, we do not require additional financing in order to sustain our present business operations.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB/A for the year ended September 30, 2002 which was filed in May 2003. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

In May 2003, the FASB issued SFAS No. 150, (Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity). The Standard specifies that instruments within its scope embody obligations of the issues and therefore, the issuer must classify them as liabilities. The Standard is effective July 1, 2003. The Standard will have no material effect on the Company's financial position.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1     302 Certification of Chief Executive Officer

99.2     302 Certification of Chief Accounting Officer

99.3     906 Certification of Chief Executive Officer

99.4     906 Certification of Chief Accounting Officer

(b)  Reports on Form 8-K

None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

SPEAR & JACKSON, INC.



By:      /s/Dennis Crowley              Dated: August 5, 2003
         ----------------
         Dennis Crowley
         Chief Executive Officer