Form 10QSB/A
period 2003-06-30
SPEAR & JACKSON INC
filed 2003-08-19
CIK 1107206

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2 - Rule 13a-15(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

SPEAR & JACKSON, INC.



By:      /s/Dennis Crowley              Dated: August 19, 2003
         ----------------
         Dennis Crowley
         Chief Executive Officer