Form 10KSB/A
period 2002-09-30
SPEAR & JACKSON INC
filed 2003-12-30
CIK 1107206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A/2


(Mark One)
[X]   Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange
Act Of 1934

[X] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934




                        COMMISSION FILE NUMBER: 333-40738

                              SPEAR & JACKSON, INC.
                 (Name of small business issuer in its charter)


          Nevada                                           91-2037081
----------------------------------                    -------------------
(State or other jurisdiction                           (I.R.S.  Employer
 of incorporation or organization)                    Identification No.)

            2200 Corporate Boulevard, Suite 314, Boca Raton, FL 33431
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (561) 994-0744
                                 --------------
                            Issuer's telephone number

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


Yes [X] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent period ended September 30, 2002, $87,970,000.


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $ $57,936,652 as of May 23, 2003.


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


EXPLANATORY NOTE

On January 13, 2003, Spear & Jackson Inc. ("the Company") filed its annual report on Form 10-KSB for the fiscal year ended September 30, 2002. On May 28, 2003 the Company filed Amendment No. 1 to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002. The amendment restated the original Form 10-KSB in order to re-present the acquisition of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc. as a reverse takeover.

This Amendment No. 2 to the Annual Report on Form 10-KSB for the year to September 30, 2002 is being filed in order to restate the consolidated financial statements and supplemental disclosures as follows:

A        Financial Statements

1. The presentation of the Company's UK defined benefit pension plan has been restated. The adjustments arise from errors and omissions in the calculations prepared by the Company's actuaries for both the 2002 and 2001 fiscal years to derive the pension plan disclosures that were included in Amendment 1 to Form 10-KSB. The errors and omissions comprise:

         a) Overstatements in the calculation of the market related value of assets which means that additional unrecognized actuarial losses should have been amortized in the consolidated income statements for both the year ended September 30, 2002 and the year to September 30, 2001.

         b) At September 30, 2002, no comparison of the fair value of plan assets to the accumulated benefit obligation ("ABO") was performed by our actuaries. Consequently a pension prepayment was incorrectly recognized by our actuaries and included in the consolidated balance despite the ABO being in excess of the fair value of plan assets. The 2002 consolidated balance sheet has therefore been amended to properly record an additional minimum pension liability equivalent to the shortfall of plan assets compared to the plan's ABO.


         c) The pension disclosures at September 30, 2001 have also been reconsidered as a resutlt of the above errors and omissions in the calculations and an additional minimum pension liability has been recognized in respect of that year also.

         Item (a) impacts the previously reported figure for SGA expenses and also on the tax charge for the year. Item (b) results in the previously disclosed pension asset of $14,962 now being presented as a pension liability of $20,442 with corresponding debit entries to deferred taxation of $10,621 and shareholders' equity of $24,343. The 2001 ABO pension adjustments, item (c), are reflected in the consolidated statement of changes in shareholders' equity for the year ended September 30, 2001. They also impact on the SFAS 87 charges for 2002 and subsequent years.

2. The fair value of the consideration for the deemed acquisition of Megapro Tools, Inc. has been revised. This has resulted in goodwill of $1,138 being recognized which has subsequently been written off following a goodwill impairment review. In relation to the acquisition, proforma income statement disclosures required by paragraphs 54-57 of SFAS141 are also now included in the notes to the financial statements.

3. Sales rebates totaling (pound) 3,009 which were previously presented as a component of SG and A expense have been reanalyzed and are now shown as a reduction to sales.

4. The revenue recognition policy footnote disclosure has been expanded to discuss the accounting for customer rebates and dealer incentives.

5. Additional information is now provided on the Company's investments and associates.

6. Expanded disclosures in other comprehensive income together with an additional footnote to the financial statements have been included to provide the quantified disclosures required by paragraphs 45-47 of SFAS133.

7. Other minor adjustments have been made to expand disclosures in certain footnotes to enhance their presentation and to ensure consistency with the footnotes to be included in the financial statements for the year ended September 30, 2003 which are to be included in Form 10-KSB to be submitted in January 2004.

B.       Supplemental Disclosures

PART 11- Item 6

Management's Discussion and Analysis or Plan of Operation has been extended to include :

(a)  a discussion of critical accounting policies;

(b) a reconciliation of the 2002 consolidated statement of operations with proforma 2002 statements of operations included in the Company's Form 8K/A filed on March 14, 2003;

(c) additional narrative discussion concerning the disposal of subsidiary companies in the year ended September 30, 2001.

The remaining disclosoures contained within this Amendment consist of all other disclosures originally contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002 in the form filed with the Securities and Exchange Commission ("SEC") on January 13, 2003, as amended by Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2002 as filed with the SEC on May 28, 2003.

These other disclosures as originally included in the Company's Annual Report on Form 10-K and Amendment No. 1 to the Company's Annual Report on Form 10-KSB are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, as originally filed, except as expressly noted herein, this report speaks as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.

While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Annual Report on Form 10-KSB.

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

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol SJCK. Our shares began trading on the OTC Bulletin Board on November 17, 2001. The high and the low trades for our shares for each quarter of actual trading were:

Quarter                                          High              Low

4th Quarter ended December 31, 2001              $1.40            $1.10

Quarter ended March 31, 2002                     $3.05            $1.03

Quarter ended June 30, 2002                      $3.65            $1.66

Quarter ended September 30, 2002                 $2.40            $ .91

Quarter ended December 31, 2002                  $4.15            $2.60

Quarter ended March 31, 2003                     $5.89            $3.37

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

Equity  compensation  plans  approved     0                              0                       0
by security holders

Equity    compensation    plans   not     0                              0                       0
approved by security holders



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


DISCUSSION OF CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgements and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 2 to the accompanying consolidated financial statements includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

INVENTORY VALUATION

Inventories are stated at the lower of cost and net realizable value. Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

Raw materials, consumables and goods for resale - principally valued at cost determined on a first in, first out basis although in certain subsidiaries, inventories are valued using a cost determined on a weighted average basis.

Work in progress and finished goods - cost of direct materials and labor plus attributable overheads based on a normal level of activity. As above, in certain subsidiaries, inventories of factored products are valued at average cost.

Provisions in respect of net realizable value and obsolescence are applied to the gross value of the inventory. Net realizable value is based on estimated selling price less any further costs expected to be incurred to completion and disposal. Provision is made for slow moving or defective items by comparing inventories on hand to future projected demand. Provision is made where inventories held are in excess of 1 year's budgeted future sales as follows:

       Inventory in excess of 1 to 2 years' sales: provision of 25% of cost Inventory in excess of 2 to 3 years' sales: provision of 50% of cost Inventory in excess of 3 to 5 years' sales: provision of 75% of cost
       Inventory in excess of 5 years' sales:           provision of 95% of cost

Obsolete inventories are subject to a 100% provision. This provisioning methodology has been consistently applied by management over a number of years. Management believes that this approach is both prudent and provides an accurate and efficient manner for making suitable provision against slow moving and obsolete inventory lines.

       Comparable stock values are as follows:-
                                                                     09.30.02        09.30.01
                                                                       $'000            $'000
---------------------------------------------------------------------------------------------
       Gross Stock
       -     raw materials and consumables                              4,978           5,083
       -     work in progress                                           4,140           4,892
       -     finished goods                                            16,380          15,486

       Less
       -     slow moving, obsolete and net
             realizable value provisions                               (5,839)         (5,980)
                                                                       ------          ------
       Net Stock Valuation                                             19,659          19,481
                                                                       ======          ======

Activity on the inventory reserve in the above years can be summarized as:

                                                             2002          2001        Notes

Balance brought forward                                      5,980         5,226
Provisions released following
  disposal of inventory                                       (982)         (340)       (a)
Additional provisions made                                     451         2,190        (b)
Inventory reserves relating to group
  companies purchased/(sold) in the year                        37        (1,092)
Exchange movements                                             353            (4)
                                                             ---------------------
Balance carried forward                                      5,839         5,980
                                                             =====         ======

(a) A UK stock reduction program was initiated in the final quarter of 2001 and completed during 2002. As part of this exercise, a significant amount of old inventory was sold at discounted prices to release warehouse space and to liquidate heavily provisioned slow moving inventory lines.

(b) The additional provisions made in 2001 relate to the increased provisions necessary to bring the stock provisioning policy of certain overseas distribution subsidiaries and the recently acquired metrology business into line with that used by the rest of the group.

REVENUE RECOGNITION

Revenue is recognized upon shipment of products or delivery of products to the customer depending on the terms of the sale. Provisions are made for warranty and return costs at the time of sale. Such provisions have not been material. Most of the Company's major customers have provision for sales rebates in their trading terms. The levels of rebates are individually negotiated with each customer and are unique to that customer. Typically, a series of escalating targets are set for purchases from Spear & Jackson, Inc. and, on reaching each target, a rebate, usually paid in the form of credit note but occasionally in cash, is triggered e.g.

                         Sales            Rebate           Rebate
                         Turnover
                         $'000            %                $'000

Target        1           500              5.0              25
              2           750              7.5              56
              3          1000             10.0             100
              4          1250             12.0             150

The turnover targets are set on a twelve-month basis, however these sales targets period ends are not necessarily coterminous with the accounting period end of Spear & Jackson, Inc. At any point in time, the rebate liability is calculated by estimating the annual sales value for each customer (in order to ascertain the rebate % the customer is likely to achieve), applying the relevant % to the actual sales achieved to date, and then deducting any interim rebates already paid.

The rebates charge is netted against gross sales in the profit and loss account. Rebates are paid to customers per their individual agreements. Typically payments are made semi-annually or annually, however there are agreements in place in which rebates are paid monthly and quarterly.

Generally there is no provision for customers to return products they cannot sell. However, a small number of customers have negotiated a return clause in their trading agreements. There is a time limit for these returns, which vary from customer to customer, none of which exceed 12 months from the original invoice date. The amount of mutual returns made in the year ended September 30, 2002 was $66k.

FOREIGN CURRENCY TRANSLATION

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

The US$ Balance sheet and income statement financial data could therefore be subject to material fluctuation year on year as a result of significant movements in the cross rate between the US$ and the various source functional rates used in the consolidation.

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

PENSION AND POST-RETIREMENT BENEFIT OBLIGATIONS

The Company operates a contributory defined benefit plan covering certain of its employees in the United Kingdom based subsidiaries of Spear & Jackson plc. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines and in conjunction with our actuarial consultants and auditors. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the expense and liability related to these plans. The actuarial assumptions used by us may differ significantly, either favorably or unfavorably, from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants.

This discussion addresses the sensitivities in assumptions that could impact the plan disclosures in the company's consolidated balance sheet and income statement and also their effect on ongoing employer contribution payments and the company's liquidity.

EMPLOYEE BENEFIT OBLIGATIONS

The principal assumptions used to determine Spear & Jackson plc's pension benefit costs are the discount rate, the rate of compensation increase and the expected return on plan assets.

The discount rate used to determine the present value of future pension payments is based on the yields on high-quality, fixed-income investments (typically A-rated corporate bonds and government gilts). The present values of the Company's future pension and other post-retirement obligations were determined using discount rates of 5.75% at September 30, 2002, and 6.25% at September 30, 2001,

The expected rate of return on assets is set in the light of long term expectations for returns on the assets held by the plan. The start point for the derivation of the rate is the return on gilts of appropriate term compared to the plan liabilities. To reflect the fact that a significant part of the plan's assets are invested in asset classes, such as equities and corporate bonds, that are expected to produce higher returns than gilts, the overall rate of return on assets has been adjusted to take account of these higher yields.

The rate of compensation increase and the expected return on plan assets were assumed to be 2.25% and 7.5% in the year ended September 30, 2002 and 3.25% and 7.5% respectively, in the year ended September 30, 2001. The following table illustrates the sensitivity to a change in certain of the key assumptions used in calculating the assets and liabilities of the pension plan:

                                   Impact on 2003          Impact on            Impact on
                                   Pre-Tax Pension         September 30,        September 30,
Change in Assumption               Expense                 2002                 2002 Equity
                                                           PBO                  (Net of tax)
--------------------------------------------------------------------------------------------
25 basis point
decrease in discount rate       +$0.464 million         +$5.449 million      -$3.719 million

25 basis point
increase in discount rate       -$0.671 million         -$6.307 million      +$4.302 million

25 basis point
decrease in expected
return on assets                +$0.310 million         -                    -

25 basis point
increase in expected
return on assets                -$1.309 million         -                    -

Using the assumptions referred to above, the funded status of the plan under FAS 87 at September 30, 2002 and September 30, 2001 was as follows:

                                                 9/30/02              9/30/01
                                               (pound)'000          (pound)'000

       Projected benefit obligation              (132,953)            (116,083)
       Fair value of plan assets                  109,141              106,649
       Projected benefit obligation in
         excess of plan assets                    (23,812)             (9,434)
       Unrecognized actuarial loss                 38,146               19,869
       Net amount recognised                      (14,334)              10,435

In both years the projected benefit obligation is in excess of plan assets. The impact of this underfunding has not been recognized in its entirety but has, instead, been deferred or spread over the assumed future working lifetime of 13 years for active plan members based on actuarial expectation of a substantial future increase in the value of plan assets.

The majority of the unrecognized actuarial loss has arisen as a result of significant asset losses, and significant liability increases due to a continuing reduction in the discount rate. The impact of the reduction in the discount rate has been particularly severe for the Plan given that the membership profile of the scheme is relatively mature (with over 50% of the Plan members being pensioners) and that a significant proportion of pensions increase at a fixed 5% when in payment.

Due to the lower discount rate and a decline in the fair market value of plan assets during 2001 and 2002, the accumulated benefit obligation at September 30, 2001 and September 30, 2002 exceeded the fair value of plan assets by $4.7 million and $20.4 million, respectively. Consequently, a net of tax comprehensive loss of $10.6 million was charged against shareholders' equity in 2001 and a loss of $13.2 million was charged in 2002. Amounts recognized in the consolidated balance sheet at September 30, 2001 and September 30, 2002 are therefore as follows:

                                                           2002         2001
                                                           $'000        $'000

       Accrued pension (liability)/asset
         (disclosed in other liabilities)                (20,442)      (4,668)
       Other comprehensive income
         (disclosed in shareholders' equity)              34,776       15,103
                                                         ---------------------
       Net amount recognized                              14,334       10,435
                                                         ---------------------

Assuming only modest recoveries in the fair market value of plan assets in 2003 and the application of a reduced discount rate it is anticipated that the accumulated benefit obligation at September 30, 2003 will again exceed the fair value of plan assets.

The overall funding objective of the scheme is to hold assets which are sufficient to cover the plan's past service ongoing liabilities. These liabilities form the "funding target" and include an allowance for expected future increases to the pensionable earnings of active members so that the cost of the plan's benefits is considered over the longer term.

The last full actuarial valuation of the scheme was carried out at April 5, 2002. This showed the following:

                                                                         $M
       Value of past service ongoing liabilities                      (128.4)
       Market value of assets                                          120.3
                                                                      -------
       Past service deficit                                             (8.1)
                                                                      =======
       Funding ratio                                                      94%


Under the United Kingdom Pensions Act 1995, schemes must satisfy a minimum funding test known as the Minimum Funding Requirement (MFR). This is based on the benefits which would be paid if the active members had left the plan on the valuation date. The ratio of the market value of the plan's assets to its MFR liabilities is known as the MFR funding ratio. At the valuation date the MFR funding ratio was also 94%.

As at September 30, 2002 because of falls in stock markets in the period from April 5, 2002 to that date and adverse movements in gilt yields, the base funding ratio had fallen to approximately 78% and the MFR funding ratio to circa. 91%.

Company pension contributions are determined by the Trustees of the plan with the agreement of the principal employer and after consultation with the actuary with the intention of eliminating the past service deficit in the long term and ensuring that the MFR funding ratio is restored to 100% within 10 years.

With effect from November 1, 2002 the actuary recommended that the Company should change its rate of contributions to 21.2%.

Based on the funding position of the plan at the valuation date and applying his long term assumptions, the actuary confirmed that contributing at such a rate would be sufficient to bring the plan's assets into line with its funding target. Further, in current investment market conditions, contributions at the rate of 21.2% rising to 24.2% with effect from November 1, 2007 would be sufficient to meet the MFR requirements.

Contributions at a rate of 21.2% equate to a cash cost to the Company of approximately $2.7m. The Company believes that these payments will be adequately funded from operating cash generated in the year. It is not currently anticipated that this rate of contribution will increase when the next actuarial review of contribution levels is completed in December 2003.

In the period from August 1, 2001 to October 30, 2002 the Company contribution rate was 24.8%, from June 1, 2000 to July 31, 2001 the rate was 28.5% and prior to that the level of employer contributions was set at 5%.

Employer contributions paid in the year to September 30, 2002 amounted to $3.4 and $11.2 million in the year ended September 30, 2001. The latter figure included a one-off special contribution payment of $7.4 million which was made to reduce the funding deficit.



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

Reconciliation of 2002 Results with Proforma 8k Disclosures

As a result of the above acquisition, on March 14, 2003 the company filed form 8K-A which included detailed consolidated financial statements in respect of the combined operations of Spear & Jackson plc and Bowers Group plc for the year ended September 30, 2001 and the period from October 1, 2001 to September 6, 2002. The financial statements are presented under UK GAAP with detailed reconciliations to US GAAP and other proforma disclosures.

Included in these disclosures was a proforma consolidated income statement for Spear & Jackson plc, Bowers Group plc and Megapro Tools, Inc for the year ended September 30, 2002. This showed a net loss for the year, under US GAAP, of $151. To assist users of the accounts, given below is a reconciliation of the above net loss to the loss of $3,771 reported in the consolidated income statement for the year ended September 30, 2002 included in this amended 10-KSB

                                                                    Notes       $'000       $'000

Net loss for the period 10/1/02 to 9/6/02                                                    (151)
per note 25(b) of 8-K/A

a)    Add trading results of Spear & Jackson plc                    (1)            281
      and Bowers Group plc for the period from
      9/7/2002 to 9/30/2002

b)    Provisions made for relocation of manufacturing               (2)         (3,113)
      operations and other reorganization, restructuring
      and termination costs and one-off credits

c)    Remove Megapro trading results for the period                 (1)            297
      from 10/1/2001 to 30/9/2002 and replace with
      post acquisition results from 9/7/2002 to 9/30/2002                          (27)

d)    Remove negative goodwill amortization                         (1)           (189)

e)    Remove full year's interest on promissory                     (1)             19
      notes issued as part of purchase consideration

f)    Insert goodwill impairment                                    (1)         (1,138)

g)    Exchange rate and other sundry movements                      (3)            182

h)    Tax impact of (a), (b), (c), (d), (g)                         (4)            706

i)    Valuation and other deferred tax issues                       (4)           (379)
                                                                                           (3,361)
      Net loss per 2002 income statement of 10KSB/A                                        (3,512)
---------------------------------------------------------------------------------------------------

Notes

(1) The 8K/A financial statements and US GAAP reconciliations were prepared on the basis that the consoldiation would mirror the form of the legal structure of the acquisition with Megapro Tools, Inc being treated as the acquiring entity. The 10-KSB/A has now been restated to show the acquisition as a reverse takeover. This impacts on the reconciliation as follows:

i)    Goodwill

      Under the legal structure basis of consolidation, negative goodwill arose which was being amortized over 20 years. Under reverse takeover accounting negative goodwill does not arise and the amortization credit has therefore been reversed. Instead, positive goodwill results from the deemed acquisition of Megapro Tools, Inc. by Spear & Jackson/Bowers. This goodwill has subsequently been written off following a goodwill impairment review.

ii) Incorporation of results of acquired entities

      The 8K assumes Megapro Tools, Inc. to be the acquirer of Spear & Jackson and Bowers on September 6, 2002. The 8K 2002 income statement proforma therefore comprises the results of the relevant entities as follows:-

      Megapro - twelve months ended 9/30/2002
      Spear & Jackson/Bowers Group - period from October 1, 2001 to September 6, 2002

      In comparison, the 10KSB/A income statement, prepared on the basis of a reverse takeover, comprises the following:-

      Spear & Jackson/Bowers Group - twelve months ended 9/30/2002

      Megapro - period from deemed date of acquisition (9/6/2002) to 9/30/2002

iii) Promissory note interest

      The 8K proforma assumes that the date of acquisition is backdated to the start of the accounting period (ie 10/1/2001). This means that a full year's interest charge is debited in respect of the 6% promissory notes issued as part of the Megapro purchase consideration.

      In the 10-KSB/A the income statement is debited with promissory note interest only from their formal date of issue (9/6/2002) to the year end.

(2) These restructuring costs represent items paid and provided in respect of Spear & Jackson plc in the period from 9/6/2002 to 9/30/2002. As noted in
      (1) above, the 8K income statement proforma includes none of the Spear & Jackson results in the 24 day period. All such one-off costs therefore represent reconciling items between the 8K and 10KSB income statements.

(3) The principal item is an exchange difference attributable to the differing US$ cross rates used to translate the 8K income statement (composite average rate) and the 10KSB income statement (weighted monthly average).

(4) The taxation adjustments relate to the impact of the various reconciling items on the tax charge of the period. Additionally, a number of valuation allowance amendments and other tax write offs were incorporated in the 10KSB/A filing which were not included in the 8K/A submission.

Note that the financial statements for the year ended September 30, 2002 now include, under note 4, supplemental proforma disclosures which show the impact that the reverse takeover of Megapro Tools, Inc. would have had on the income statements for the years ended September 30, 2001 and September 30, 2002 had that acquisition been completed on October 1, 2000.


OVERVIEW

Net revenues decreased by $7,492 ( 8.0%) from $ 95,462 in the year ended September 30, 2001 to $ 87,970 in the twelve months to September 30, 2002.

$7,825 of the reduction relates to the inclusion in 2001 of revenues from the Industrial Saws Division which was sold in March of that year. This decrease was compensated by an increase in revenues from existing businesses of $ 333. Focus on altering the sales mix towards higher margin products, the implementation of strict cost control and manufacturing efficiencies together with the beneficial impact of the sale of the Industrial Saws Division with its previously dilutionary effect on margins have resulted in an improved gross profit percentage. It is anticipated that further benefits will accrue from these strategic decisions in the year to September 30, 2003.

These factors are dealt with in more detail in the sections below.

DIVISIONAL REVIEW

We aim to maintain and develop the revenues of our businesses through the launch of new products, the improvement of existing items and the continued marketing of our portfolio of brands in order to retain and gain market share.

Detailed comments on the principal business divisions are as follows:

Neill Tools


Revenues for the twelve months ended September 30, 2002 were $ 1.3 million less than those in the year ended September 30, 2001.

Export sales were adversely affected by the strength of sterling against the major currencies and increases in sales and marketing rebates but margins were maintained at their budgeted levels by resisting price reductions.

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

Bowers


Sales in the twelve months ending September 30, 2002 were $ 2.3 million less than previous year due to flat industrial and automotive markets.


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

Spear & Jackson Australia and Spear & Jackson New Zealand

S&J Australia and S&J New Zealand 2002 revenues were over $2.8 million more than those in the year ended September 30, 2001 thanks to significant additional listings of power, air and hand tools in major "Big Boxes" in Australia and New Zealand.

Sales are continuing to increase in 2003 through further new products listings.

S&J Australia has transferred its operations into a purpose built new distribution facility in Melbourne and is now well placed to deal with further expansion.


OTHER INCOME AND EXPENSE

Selling, general and administration expenses were $ $27,292 for the year ended September 30, 2002 and $$27,375 for the year ended September 30,2001.

This decrease is attributable to increased one-off costs incurred in the fourth quarter of 2002 associated with the reorganization of senior management, a UK severance program and the relocation of businesses in the UK and Australia offset by reductions in the 2002 FAS87 pension charge. Significant cost savings from these initiatives are expected to benefit earnings in 2003. The 2001 costs also include overheads attributable to the Industrial Saws Division up to the date of its disposal. No comparable costs therefore arise in 2002.

Other income and expenses reduced from a net expense of $13,788 in the year ended September 30, 2001 to a net expense of $ 1,236 in the year ended September 30, 2002. Reasons for this decrease are set out below.

The 2002 expense includes a $1,138 goodwill impairment write down recognized following a review of future earnings and cash flows of the Company's subsidiary, Megapro Tools Inc. which was acquired during the year.

Additionally the 2001 expense total includes a charge of $13,534 which comprises a loss of $6,994 million arising on the disposal of the company's Industrial Saws Division and a $6,540 million net realisable value write down on the carrying value of the company's subsidiary, True Temper Ireland Limited.

The sale of the Industrial Saws Division was initiated following a strategic review of the business. The division, whose principal activity is the manufacture and sale of circular saws, had been loss making for a number of years as a result of a highly competitive market sector and inefficient manufacturing process. Significant capital and reorganisation expenditures were required to potentially restore the business to profit. The Company determined that the costs of repositioning the division were prohibitive and the business was accordingly put up for sale. The disposal of the division, via a management buy-out, was concluded in March 2001.

Results of the Industrial Saws Division are included in the Company's consolidated statement of operations for the year ended September 30, 2001 for the period from October 1, 2000 to the date of the division's disposal. These results comprise sales of $7,825, an operating loss of $(687) and a net loss after taxation of $(734).

True Temper Ireland Limited, a manufacturer of garden tools, was purchased by Spear & Jackson plc in March 1999 and was a wholly owned subsidiary.

Although wholly owned, True Temper Ireland was never consolidated by Spear & Jackson plc since:

a) Effective control did not rest with the direct majority owner (Spear & Jackson plc) but rather with the ultimate parent, Jacuzzi Brands, Inc. (formerly US Industries, Inc). Spear & Jackson had no executive participation in the board and had no influence on voting matters over the conduct of day to day business activities.

b) Control was regarded as temporary following the ultimate parent's decision to sell the company because of its non-core, loss making activities.

c) No financial information was provided to Spear & Jackson in respect of True Temper Ireland and decisions concerning the company's strategic direction and its ultimate sale were all dealt with by officers of US Industries, Inc.

       For those reasons the company was neither included in the consolidation nor dealt with via equity accounting. Instead, the investment in the company has been included in the balance sheet, since acquisition, at cost (subject to any appraisal write-downs) and any dividend income has been credited to the profit and loss account when received. No dividends were received in the years ended September 30, 2002 and September 30, 2001 and no other income of expenditure relating to True Temper Ireland has been included in the Spear & Jackson profit and loss accounts for those periods.

The sale of True Temper Ireland Limited was completed in January 2002 and the loss on disposal recognized in the Company's financial statements for the year ended September 30, 2001 represents the write down of the carrying amount of the Company's investment to its net realizable value.

As stated above, the sale was initiated and concluded by officers of the, then, ultimate parent company of Spear & Jackson plc, Jacuzzi Brands, Inc. (formerly US Industries, Inc.).

Spear & Jackson, Inc. has no other majority owned investments that are not consolidated.


Other reasons for the decrease in net other expense are attributable to bank interest cost savings following the disposal of the company's Industrial Saws Division and an increase in UK rental income as a result of the sub-letting of part of one of the Company's UK manufacturing plants.

INCOME BEFORE INCOME TAXES


Our loss before income taxes in the year to September 30, 2002 amounted to $ $2,564. This compares to a loss before income tax for the year ended September 30, 2001 of $13,750. Excluding the impact of losses arising on the disposal of businesses in 2001, and the goodwill impairment write-down in 2002 the Company incurred a loss before income taxes of $ $1,426 in the year ended September 30, 2002 compared to a loss of $216 in the twelve months ended September 30, 2001. The decrease in profitability is primarily attributable to the incidence of quarter 4 one-time reorganization and severance costs, mitigated by pension charge reductions, and the cost benefits derived from the disposal of loss making subsidiaries as described in the "Expenses" section above.

INCOME TAX

The provision for income taxes was $ $948 in the year to September 30, 2002 compared to a $ $226 income tax benefit in the period to December 31, 2001.

Income taxes were 36.97% of the loss before tax in 2002 as opposed to 104.63% of the loss before income taxes (excluding losses arising on the disposal of businesses) in 2001. Differences between the effective rate and the statutory rate result from tax charges in certain overseas subsidiaries within the Spear & Jackson group being taxed at rates different from the effective rate, the non recognition of tax losses within the deferred tax computation and permanent differences between accounting and taxable income as a result of non-deductible expenses and non-taxable income. (For example goodwill impairment write downs in 2002 and capital losses arising on the disposal of subsidiaries in 2001) Because of the availability of tax net operating losses it is not anticipated that any of the 2002 tax charge will result in the payment of any income taxes.

NET LOSS

Our net loss after income taxes was $3,512 for the year to September 30, 2002. This compares to a loss after income taxes of $13,524 for the year ended September 30, 2001.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash position was $6,486 at September 30, 2002 and our total net assets were $29304 at that date.

Net cash used in operating activities in the year to September 30, 2002 was $983 compared to an operating cash generation of $ 3,957 in the period to September 30, 2001. The reduction in 2002 arises from the decrease in profitability (principally attributable to the cost of reorganisation and redundancy initiatives implemented in 2002) and increased operating assets and liabilities outflows arising from the repayment of amounts owed to the former parent of Spear & Jackson plc.

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

                          INDEX TO FINANCIAL STATEMENTS
                                                                     Page

Audited Financial Statements for the Years Ended
September 30, 2002 and  2001

Independent Auditors' Report                                         F 1

Consolidated Balance Sheet at September 30, 2002                     F 2

Consolidated Statements of Operations for the years
ended September 30, 2002 and  2001                                   F 3

Consolidated Statements of Stockholders Equity for the years
ended September 30, 2002 and 2001                                    F 4

Consolidated Statements of Cash Flows for the years
ended September 30, 2002 and  2001                                   F 5

Notes to Consolidated Financial Statements                           F 6-33

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


The financial statements for the years ended September 30, 2002 and 2001 have been restated (see Note __).

/s/Sherb & Co., LLP
-------------------
Certified Public Accountants
New York, New York
May 23, 2003
Except fo Note 27
as of December 24, 2003


                                       F 1

BDO Dunwoody LLP                            220-19916 - 64th Avenue
Chartered Accountants                       Langley BC Canada V2Y 1A2
and Consultants                             Telephone: (604) 534-8691
                                            Telefax: (604) 534-8900
                                            www.bdo.ca

Independent Auditors' Report

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

ITEM 7.  FINANCIAL STATEMENTS.



                             SPEAR & JACKSON, INC.


                         (Formerly Megapro Tools, Inc.)

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                            At September 30,
                                                                   2002
                                                                (Restated)
                                                          --------------------
                              ASSETS
Current assets:
Cash and cash equivalents                                 $            6,486
Trade receivables, net                                                17,516
Income taxes refundable                                                   18
Inventories                                                           19,659
Other current assets                                                   1,307
                                                          --------------------
Total current assets                                                  44,986

Property, plant and equipment, net                                    18,852
Deferred taxation                                                      9,944
Investments                                                              138
                                                          --------------------
Total assets                                              $           73,920
                                                          ====================


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                         $            1,253
    Short term debt                                                       60
    Trade accounts payable                                             8,258
    Accrued expenses and other liabilities                            13,469
    Director's loan payable                                              100
    Foreign taxes payable                                                 57
                                                          --------------------
Total current liabilities                                             23,197
Other liabilities                                                        977
Pension liability                                                     20,442
                                                          --------------------
Total liabilities                                                     44,616
                                                          --------------------
Stockholders' equity:
Common stock                                                              12
Additional paid in capital                                            51,590
Accumulated other comprehensive income:
    Pension additional minimum liability                             (24,343)
    Foreign currency translation adjustment                            3,056
    Unrealized gain on derivative instruments                              2
Accumulated deficit                                                   (1,013)
                                                          --------------------
                                                          $           29,304
                                                          --------------------

Total stockholders' equity                                            73,920
                                                          ====================



The accompanying notes are an integral part of these financial statements.

                               SPEAR & JACKSON, INC.


                         (Formerly Megapro Tools, Inc.)


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                 (in thousands)



                                                               For the Fiscal Years Ended
                                                             September 30,       September 30,
                                                                  2002               2001
                                                               (Restated)         (Restated)
                                                            -----------------   ----------------
Net sales                                                    $        87,970    $        95,462
Cost of goods sold                                                    62,006             68,049
                                                            -----------------   ----------------
Gross profit                                                          25,964             27,413

Operating costs and expenses:
Selling, general and administrative expenses                          27,292             27,375
                                                            -----------------   ----------------
Operating (loss) income                                               (1,328)                38

Other income (expense)
Royalties (net)                                                           13                  -
Rental income                                                            125                 61
Loss on sale of businesses                                                 -            (13,534)
Interest and bank charges (net)                                         (236)              (315)
       Goodwill impairment loss                                       (1,138)                 -
                                                            -----------------   ----------------
Loss before income taxes                                              (2,564)           (13,750)
(Provision) benefit for income taxes                                    (948)               226
                                                            -----------------   ----------------
Net loss                                                     $        (3,512)   $       (13,524)
                                                            =================   ================
 Basic and diluted loss per share                                     ($0.86)            ($3.82)
                                                            =================   ================
 Weighted average shares outstanding                                4,100,071          3,543,281
                                                            =================   ================




The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.


                         (Formerly Megapro Tools, Inc.)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                              ------------------------------------
                                                Additional     Pension   Foreign     Derivative
                                Common Stock     Paid in       Minimum   Currency    Financial   Retained   Total
                             Number    Amount    capital      Liability Translation Instruments  Earnings
                                               (Restated)                                       (Restated) (Restated)
                            ---------- ------ ------------- ----------- ----------- ------------ --------- ---------
                                       $ 000  $     000     $      000  $     000   $       000  $    000  $    000


Balance October 1, 2000      3,543,281     3        48,428           0         235            0    16,023    64,689
                            ========== ====== ============= =========== =========== ============ ========= =========

Foreign currency adjustment                                                   (206)                            (206)
Net loss for the year                                                                             (13,524)  (13,524)
Additional minimum pension                                     (10,572)                                     (10,572)
liability (net of tax of
$4,531)
Unrealized holding                                                                           65                  65
gain arising in the year
                            ---------- ------ ------------- ----------- ----------- ------------ --------- ---------
Comprehensive loss for
 the year                            0      0            0     (10,572)       (206)          65   (13,524)  (24,237)
                            ========== ====== ============= =========== =========== ============ ========= =========

Balance September 30, 2001   3,543,281      3       48,428     (10,572)         29           65     2,499    40,452
                            ========== ====== ============= =========== =========== ============ ========= =========


Balance October 1, 2002      3,543,281      3       48,428     (10,572)         29           65     2,499    40,452
Shares issued less
cancellations                8,467,841      9        3,162                                                    3,171
                            ---------- ------ ------------- ----------- ----------- ------------ --------- ---------
                            12,011,122     12       51,590     (10,572)         29           65     2,499    43,623
                            ========== ====== ============= =========== =========== ============ ========= =========


Foreign currency adjustment                                       (560)      3,027                            2,467
Net loss for the year                                                                              (3,512)   (3,512)
Additional minimum pension                                     (13,211)                                     (13,211)
liability (net of tax of
$5,662)
Reclassification adjustment                                                                 (65)                (65)
for gains included in net
income
Unrealised holding gain                                                                       2                   2
arising in the year
                            ---------- ------ ------------- ----------- ----------- ------------ --------- ---------
Comprehensive loss for the
year                                 0      0            0     (13,771)      3,027          (63)   (3,512)  (14,319)
                            ========== ====== ============= =========== =========== ============ ========= =========

Balance September 30, 2002  12,011,122     12       51,590     (24,343)      3,056            2    (1,013)   29,304
                            ========== ====== ============= =========== =========== ============ ========= =========



    The accompanying notes are an integral part of these financial statements

                              SPEAR & JACKSON, INC.


                         (Formerly Megapro Tools, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           For the Fiscal Years Ended
                                                                         September 30,   September 30,
                                                                             2002            2001
                                                                          (Restated)      (Restated)
                                                                         --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $      (3,512)  $     (13,524)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation                                                                     3,211           4,245
Goodwill impairment loss                                                         1,138            -
Loss on sale of businesses                                                        -             13,534
Loss (profit) on sale of fixed assets                                               95            (247)
            Deferred income taxes                                                  835            (408)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Decrease in trade receivables                                                      605           3,943
Decrease in inventories                                                          1,331           2,406
Decrease in other current assets                                                   607             331
Contributions paid to pension plan                                              (3,175)        (11,162)
Decrease in other non-current assets                                                19           1,067
Increase (decrease) in trade accounts payable                                    1,110          (4,246)
Decrease (increase)in accrued expenses and other liabilities                    (3,112)          8,270
Increase in foreign taxes payable                                                   17              32
Decrease in other liabilities                                                     (152)           (284)
                                                                         --------------  --------------
NET CASH  (USED IN) PROVIDED BY OPERATING ACTIVITIES                              (983)          3,957
                                                                         --------------  --------------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                      (1,434)         (1,571)
Costs incurred on purchase of businesses                                          (281)           (836)
Proceeds from sale of businesses net of costs                                    1,000            (266)
Net cash acquired (relinquished) on purchase/sale of businesses                     46            (538)
Proceeds from sale of property, plant and equipment                              3,105             506
                                                                         --------------  --------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              2,436          (2,705)
                                                                         --------------  --------------

FINANCING ACTIVITIES:
Repayment of long-term debt                                                         (9)            (66)
Net repayments of notes payable                                                    (18)             83
Share capital issued                                                             2,009               -
                                                                         --------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        1,982              17
                                                                         --------------  --------------

Effect of exchange rate changes on cash and cash equivalents                       341             357
                                                                         --------------  --------------

CHANGE IN CASH AND CASH EQUIVALENTS                                              3,776           1,626

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   2,710           1,084
                                                                         --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $       6,486   $       2,710
                                                                         ==============  ==============

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest                                               $         147   $         304
                                                                         ==============  ==============
    Cash paid for taxes                                                  $          96   $         150
                                                                         ==============  ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Common stock issued for acquisitions                                $        -      $       3,543
                                                                         ==============  ==============


The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          (in thousands except shares)

Note 1--Basis of Presentation

These consolidated financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Spear & Jackson Inc. (the Company) and its wholly owned subsidiaries, Mega Tools Ltd., Mega Tools USA, Inc., Megapro Tools, Inc., S and J Acquisition Corp.,
Inc., Spear & Jackson plc and Bowers Group plc. Both Spear & Jackson plc and Bowers Group plc are sub-holding companies and their business is carried out by the following directly and indirectly owned subsidiaries: Bowers Metrology Limited, Bowers Metrology UK Limited, Coventry Gauge Limited, CV Instruments Limited, Eclipse Magnetics Limited, Spear & Jackson (New Zealand) Limited, James Neill Canada Inc., James Neill Holdings Limited, James Neill U.S.A. Inc., Spear & Jackson (Australia) Pty Ltd., Magnacut Limited, Neill Tools Limited, Spear & Jackson Garden Products Limited, Spear & Jackson Holdings Limited, Spear & Jackson France S.A. and Societe Neill France S.A.

As further explained in note 3, below, the purchase of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc. (now Spear & Jackson, Inc.) has been treated as a reverse acquisition.

All significant intercompany accounts and transactions have been eliminated on consolidation.

Note 2--Accounting Policies

Fiscal Year: Following the acquisition of Spear & Jackson plc and Bowers Group plc on September 6, 2002, the Company changed its fiscal year end from December 31 to September 30. September 30 was the existing year end of the acquired companies. All fiscal year data contained herein reflect results of operations for the years ended September 30, 2001, and September 30, 2002.


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

Derivative Financial Instruments: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company uses forward contracts to hedge its exposure to volatility of currency exchange rates. These hedges are intended to offset the effect of transaction gains and losses, which arise when payments or collections in a foreign currency are made or received one to three months after the asset or liability is generated. The fair value of these instruments is reflected in other current assets on the Company's balance sheet. Where the Company's assessment of these hedges reveals no ineffectiveness, gains and losses on these instruments are deferred in Other comprehensive income (loss) until the underlying transaction gain or loss is recognized in earnings.

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


Goodwill, Goodwill Impairment, Intangible and Other Assets: Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill and other "indefinite-lived" assets are not amortized and are subject to the impairment rules of Statement of Financial Accounting Standards No. 142 (SFAS 142) which the Company adopted effective as of October 1, 2001. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. The Company determines the fair market value of its reporting unit using quoted market rates and cash flow techniques. The fair market value of the reporting unit is compared to the carrying value of the reporting unit to determine if an impairment loss should be calculated. If the book value of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of goodwill, an impairment loss is recorded. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit.

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


Most of the company's major customers have provision for sales rebates in their trading terms. The level of rebates is individually negotiated with each customer and is unique to that customer. Typically, a series of escalating targets is set for purchases from Spear & Jackson and, on reaching each target, a rebate, usually paid in the form of credit note but occasionally in cash, is triggered e.g.

                             Sales               Rebate               Rebate
                             Turnover
                                $                 %                     $
 Target        1              500k                5.0                  25k
               2              750k                7.5                  56k
               3             1,000k              10.0                 100k
               4             1,250k              12.0                 150k

The turnover targets are set on a twelve-month basis, however these sales targets period ends are not necessarily coterminous with the accounting period end of Spear & Jackson, Inc. At any point in time, the rebate liability is calculated by estimating the annual sales value for each customer (in order to ascertain the rebate % the customer is likely to achieve), applying the relevant % to the actual sales achieved to date, and then deducting any interim rebates already paid.

The rebate charge is taken as a reduction to sales in the profit and loss account. Rebates are paid to customers per their individual agreements. Typically payments are made half yearly or yearly, however there are agreements in place in which rebates are paid monthly and quarterly.

Generally there is no provision for customers to return products they cannot sell. However, a small number of customers have negotiated a return clause in their trading agreements. There is a time limit for these returns which varies from customer to customer, none of which exceed 12 months from the original invoice date. The amount of mutual returns made in the year to September 30, 2002 was $66,000 (September, 30, 2001 $65,000).

Research and Development Costs: Research and development costs are expensed as incurred. There was no material research and development expenditure in the year to September 30, 2002 or the year to September 30, 2001.


PENSION AND POST-RETIREMENT BENEFIT OBLIGATIONS

The Company operates a contributory defined benefit plan covering certain of its employees in the United Kingdom based subsidiaries of Spear & Jackson plc. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines and in conjunction with our actuarial consultants and auditors. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the expense and liability related to these plans. The actuarial assumptions used by us may differ significantly, either favorably or unfavorably, from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants.

This discussion addresses the sensitivities in assumptions that could impact the plan disclosures in the company's consolidated balance sheet and income statement and also their effect on ongoing employer contribution payments and the company's liquidity.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for the other than the carrying amount of the liability, a gain or loss is recognized on settlement. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. The Company believes that the adoption of SFAS No. 143 will not have an impact on the results of operation or financial position.

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

Note 3 - Nature of Business

The Company was incorporated in the State of Nevada on December 17, 1998 and was inactive until the acquisition of Mega Tools Ltd. and Mega Tools USA, Inc. via reverse acquisition on September 30, 1999. The Company is engaged in the manufacture and sale of a patented multi-bit screwdriver. The Company has entered into an exclusive North American licence agreement (Note 23) with the patent holder of a retracting cartridge type screwdriver. This licence agreement gives the Company unrestricted use of the patent in Canada and the United States until November 8, 2005. The Company's wholly owned subsidiaries, Mega Tools USA, Inc. and Mega Tools Ltd. manufacture and market the drivers to customers in the United States and Canada.

On September 6, 2002 the Company acquired the entire issued share capital of Spear & Jackson plc and Bowers Group plc. These companies through their principal operating entities, as disclosed in note 1, manufacture and distribute a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools primarily in the United Kingdom, Europe, Australasia, North and South America, Asia and the Far East.

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

On 7 November 2002 the Company changed its name from Megapro Tools, Inc. to Spear & Jackson, Inc..

Note 4--Acquisitions and Dispositions of Businesses

         (a) Acquisitions

         On September 6, 2002, the Company purchased the entire issued share capital of Spear & Jackson plc and Bowers Group plc via the issue of 3,543,281 shares of its common stock and the issue of (pound)150,000 of 6% promissory notes. Spear & Jackson manufactures and distributes a wide range of hand tools, garden tools and magnetic products. The Bowers Group manufactures and distributes metrology instruments.

         As explained in note 3 to these financial statements, this transaction has been accounted for as a reverse acquisition. Accordingly, the net assets of Spear & Jackson plc and Bowers Group plc are included in the consolidated financial statements at their historic carrying value. The operating results and the fair value of Megapro tools, Inc. and its subsidiary companies are included in the financial statements from September 6, 2002, the deemed date of acquisition, onwards.


         The purchase price for the Megapro Tools, Inc. and its subsidiary companies was $1,443, which has been allocated to the fair value of assets and liabilities acquired as follows:

                                                              (in thousands)
Inventories                                                    $        271
Trade receivables                                                       101
Trade payables                                                          (38)
Other assets                                                             32
Other liabilities and provisions                                       (180)
Property, plant and equipment                                           202
Deferred and current income taxes                                        62
Director and shareholder loans                                         (160)
Cash and cash equivalents                                                46
Bank indebtedness                                                       (31)
        Goodwill (note 5)                                             1,138
                                                               --------------
                                                               $      1,443
                                                               ==============

The following unaudited pro forma data summarizes the combined results of operations of the Company for the periods indicated as if the acquisition of Megapro Tools, Inc. had been completed on October 1, 2000. The pro forma data gives effect to the actual operating results prior to the acquisition, goodwill impairments and income taxes. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on October 1, 2000, or that may be obtained in the future.

Note 4--Acquisitions and Dispositions of Businesses

          Proforma Consolidated Income Statement

Fiscal Year Ended September 30, 2001

                                           Spear & Jackson     Megapro    Adjustments   Cosolidated
                                               & Bowers      Tools, Inc.  (see notes)      Total
                                           ---------------   -----------  -----------   ------------


Net sales                                   $      95,462         1,444                $     96,906
Cost of goods sold                                 68,049           999                      69,048
                                           ---------------   -----------  -----------   ------------
Gross profit                                       27,413           445          -           27,858

Operating costs and expenses:
Selling, general and administrative
 expenses                                          27,375           547                      27,922

                                           ---------------   -----------  -----------   ------------
Operating income (loss)                                38          (102)         -              (64)

Other income (expense)
Royalties (net)                                      -               51                          51
Rental income                                          61            10                          71
Loss on sale of businesses                        (13,534)         -                        (13,534)
Interest and bank charges (net)                      (315)          (12)         (13)(a)       (340)
        Goodwill impairment loss                     -             -          (1,138)(b)     (1,138)
                                           ---------------   -----------  -----------   ------------

Loss before income taxes                          (13,750)          (53)      (1,151)       (14,954)
Benefit (provision) for income taxes                  226           (34)           4            196
                                           ---------------   -----------  -----------   ------------


Net loss                                          (13,524)          (87)      (1,147)       (14,758)
                                           ===============   ===========  ===========   ============


Basic and diluted loss per share                   ($1.13)       ($0.01)      ($0.10)        ($1.23)
                                           ===============   ===========  ===========   ============

Weighted average shares outstanding            12,011,122    12,011,122   12,011,122     12,011,122
                                           ===============   ===========  ===========   ============


         Notes:

         Adjustments comprise:
(a) Full year's interest on (pound)150,000 6% promissory notes issued as part of the purchase consideration for Megapro Tools, Inc.
(b) Goodwill impairment write down of the investment in Megapro Tools, Inc. backdated to October 1, 2000.

Note 4--Acquisitions and Dispositions of Businesses

          Proforma Consolidated Income Statement

Fiscal Year Ended September 30, 2002

                                           Spear & Jackson     Megapro    Adjustments  Cosolidated
                                               & Bowers      Tools, Inc.  (see notes)     Total
                                           ---------------   -----------  -----------   ------------

Net sales                                   $      87,899    $    1,138                 $    89,037
Cost of goods sold                                 61,954           771                      62,725
                                           ---------------   -----------  -----------   ------------
Gross profit                                       25,945           367            0         263128

Operating costs and expenses:
Selling, general and administrative
 expenses                                          27,375           745         (159)(a)     27,821
                                           ---------------  ------------  -----------   ------------
Operating income (loss)                            (1,290)         (378)         159        (1,509)

Other income (expense)
Royalties (net)                                                      10                          10
Rental income                                         125          -                            125
Interest and bank charges (net)                      (234)          (11)         (13)(b)       (258)
                                           ---------------  ------------  -----------   ------------

Loss before income taxes                           (1,399)         (379)         146         (1,632)
Benefit (provision) for income taxes                 (948)           82          (44)          (910)
                                           ---------------  ------------  -----------   ------------

Net loss                                           (2,347)         (297)         102         (2,542)
                                           ===============  ============  ===========   ============


Basic and diluted loss per share                   ($0.20)       ($0.02)       $0.01         ($0.21)
                                           ===============  ============  ===========   ============

Weighted average shares outstanding            12,011,122    12,011,122   12,011,122     12,011,122
                                           ===============  ============  ===========   ============


         Notes:

         Adjustments comprise:
(a) Deletion from the base Megapro results of the annual amortization of certain consultancy costs that were fully written off, on consolidation, as part of the purchase accounting exercise carried out on acquisition.
(b) Full year's interest on (pound)150,000 6% promissory notes issued as part of the purchase consideration for Megapro Tools, Inc.

         (b) Dispositions
          The loss on disposal of businesses comprises:
                                                           Fiscal Year Ended
                                                          --------------------
                                                           September 30,2001
                                                          --------------------
                                                             ( in thousands)

Loss on disposal of Industrial Saws Division (i)          $             6,994
Loss on sale of subsidiary (ii)                                         6,540
                                                          --------------------
                                                          $            13,534
                                                          ====================



(i) On March 7, 2001 the Company sold its Industrial Saws Division for nominal cash consideration resulting in a loss of $6.994 million.

         Spear & Jackson plc's principal trading activity is the manufacture and sale of a wide range of hand and garden tools, measuring instruments and magnetic products. One of the Company's principal product ranges is saws. The saws product range originally comprised both hand saws and industrial circular saws. Following a strategic review, the Company decided that it would remain in the saw business but that it would exit that element relating to its manufacture and sale of circular saws. This decision arose from the significant losses arising from increased competition and uncompetitive manufacturing processes within its circular saws unit. Because the industrial saws business is part of a larger component of the business and not a component on its own, the losses of the Industrial saws division have not been reported as a discontinued operation.

         Results of the Industrial Saws Division are included in the Company's consolidated statement of operations for the year ended September 30, 2001 for the period from October 1, 2000 to the date of the Division's disposal. These results comprise sales of $7,825, an operating loss of $(687) and a net loss after taxation of $734. Further financial information in respect of the Division is given in note 24 of these financial statements, Segment Data.



(ii) On January 20, 2002 the Company sold its subsidiary, True Temper Ireland Limited, for $1million. This subsidiary had been excluded from the consolidated results of the Company in prior periods as it had been regarded as an asset held for resale and control was therefore temporary. In addition, effective control did not rest with the direct majority owner (Spear & Jackson plc) but rather with the ultimate parent, US Industries, Inc. (now Jacuzzi Brands, Inc.). All decisions concerning the company's strategic direction and its ultimate sale were dealt with by officers of US Industries, Inc.

The original cost of investment in true Temper Ireland amounted to $7.54 million and the difference of $6.54 million between the above cost and the ultimate sale proceeds of $1million was provided in the Company's financial statements for the year ended September 30, 2001.


Note 5 - Goodwill:

As disclosed in note 4, above, goodwill of $1,138 was recognized on the deemed acquisition of Megapro Tools, Inc. ("Megapro"). Due to deteriorating earnings projections and cash flow forecasts of Megapro, the company decided that goodwill impairment existed at September 30, 2002. As a result, Spear & Jackson, Inc. recorded a goodwill impairment charge of $1,138 thereby eliminating all recorded goodwill in respect of the Megapro acquisition.

Note 6 - Trade Receivables and Concentrations of Credit Risk

                                                    At September 30,
                                                   ------------------
                                                         2002
                                                    ----------------
                                                     (in thousands)
Trade receivables                                   $        19,491
Allowance for doubtful accounts                              (1,975)
                                                    ----------------
                                                           $ 17,516
                                                    ================

         The Company's sales are principally in the United Kingdom, Europe, Australia, North and South America, Asia and the Far East. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's estimates.



Note 7 - Inventories

                                                             At September 30,
                                                           --------------------
                                                                    2002
                                                            ------------------
                                                              (in thousands)
Finished products                                           $          16,380
In-process products                                                     4,140
Raw materials                                                           4,978
  Less: allowance for slow moving and obsolete inventories             (5,839)
                                                            ------------------
                                                            $          19,659
                                                            ==================

Note 8 - Property, Plant and Equipment, net
                                                        At September 30,
                                                      ---------------------
                                                             2002
                                                      ---------------------
                                                        (in thousands)
Land and buildings                                    $             11,423
Machinery, equipment and vehicles                                    5,982
Furniture and fixtures                                                 128
Computer hardware                                                      308
Computer software                                                      144
Assets held under finance leases                                       867
                                                      ---------------------
                                                      $             18,852
                                                      =====================

Included in machinery and equipment at September 30, 2002 are capital leases with a net book value of $0.9 million. The cost of these assets held under capital leases was $2.0 million and the accumulated depreciation relating to the assets was $1.1 million.

Note 9 - Investments
Investments comprise the following:
                                                           At September 30,
                                                          ------------------
                                                     Note           2002
                                                             (in thousands)

30% investment in Bipico Industries Private limited   (a)  $             58
30% investment in  Bowers Metrologie SA               (a)                59
Other investments in equity securities                (b)                21
                                                           -----------------
                                                            $           138
                                                           =================

 Investments comprise the following:


(a) With regard to the investments in Bipico Industries Private Limited and Bowers Metrologie SA, the Company does not have the ability or right to appoint any directors to the boards of either company. The majority ownership in the companies is held by a small group of shareholders and Spear & Jackson, Inc. is therefore unable to exercise significant influence over the operating and financial decisions of these companies. Accordingly, Spear & Jackson, Inc. accounts for these investments on the basis of historical cost less provision for any permanent diminution in value.
(b) These investments represent equity investments classified as available-for-sale. It is the Company's intention to hold these for longer than one year. The investments are shown at cost which the Company's directors estimate to be equivalent to their fair value.


Note 10--Income Taxes

Spear & Jackson is subject to income taxes in the US and in the other overseas tax jurisdictions where its principal trading subsidiaries operate. The provision for US and foreign income taxes consists of:

                                                For the Fiscal Years Ended
                                            September 30,          September 30,
                                            ------------------------------------
                                               2002                     2001
                                            -----------------  -----------------
                                                         (in thousands)


Current tax charge                          $           (113)  $           (182)
Deferred tax (charge) credit                            (835)               408
                                            -----------------  -----------------
                                            $           (948)  $            226
                                            =================  =================

         A reconciliation of the provision for income taxes compared with the amounts provided at the US federal rate is as follows:

                                               For the Fiscal Years Ended
                                            September 30,          September 30,
                                            ------------------------------------
                                                 2002                   2001
                                            -----------------  -----------------
                                                       (in thousands)

Tax at US federal statutory income tax rate $            897    $         4,812
Overseas tax at rates different to
 effective rate                                         (129)              (687)
Permanent timing differences                             (62)               (90)
Impairment loss not giving rise to tax
 credits                                                (341)
Company disposals not giving rise to
 income tax  benefits (see note below)                 -                 (4,060)
Valuation allowance                                   (1,216)               (89)
Miscellaneous                                            (97)               340
                                             ----------------  -----------------
                                             $          (948)   $           226
                                             ================  =================

Under United Kingdom tax legislation, the losses arising on the disposal of the Industrial Saws Division and True temper Ireland Limited are regarded as capital items. Such losses can only be relieved against excess trading income in the year in which the losses occur or against future years' capital profits. In the period ended September 30, 2001 there was insufficient trading income to absorb the losses and no capital profits, against which the losses could be offset, arose in that year or are anticipated to arise in future years. For these reasons no recognition of the loss is made in the deferred tax computation.

Deferred income tax assets and liabilities for 2002 reflect the impact of temporary differences between the book values of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by applicable tax regulations, as well as tax loss and tax credit carryforwards.

The temporary differences and carry forwards that give rise to deferred assets and liabilities at September 30, 2002 comprise:

                                                         At September 30,
                                                       ---------------------
                                                               2002
                                                       ---------------------
                                                          (in thousands)

Deferred tax liabilities:
Property, plant and equipment                           $             (143)
                                                       ---------------------
Total deferred tax liabilities                                        (143)
                                                       ---------------------

Deferred tax assets:

    Pension benefit plan                                             7,356
Accruals and allowances                                              2,674
Inventory                                                               57
Tax loss carry forwards and other tax credits                       16,810
                                                        ---------------------
Total deferred tax assets                                           26,897
Valuation allowance                                                (16,810)
                                                        ---------------------
Net deferred tax assets                                             10,087
                                                        ---------------------

Deferred tax asset, net                                 $            9,944
                                                        =====================


A valuation allowance of $16.8 million has been made against certain deferred tax assets of Spear & Jackson, Inc. at September 30, 2002, due to the uncertainty of their future realization. These assets relate to operating loss carry forwards in the Company's UK, US and Australian companies totaling approximately $6.3 million and to other UK tax credits of approximately $10.5 million.

Note 11--Notes Payable


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


Note 12 - Short Term Debt

Loans comprise:

                                                          At September 30,
                                                        --------------------
                                                               2002
                                                        --------------------
                                                           (in thousands)
Payable to a stockholder of the Company,
unsecured, with quarterly payments of
interest only at 10.25% per annum, matures
October 1, 2002, fair market value $62.                                60
                                                        ====================

Note 13 - Accrued Expenses and Other Liabilities

                                                           At September 30,
                                                          -----------------
                                                                 2002
                                                           ---------------
                                                           (in thousands)
Compensation related                                       $        3,945
Rebates/dealer incentives                                           1,704
Sales taxes payable                                                   910
Finance lease - current portion                                       654
Property rentals                                                      391
Audit and accountancy costs                                           205
Commissions                                                           566
Promissory notes                                                      234
Provisions                                                          2,141
Other                                                               2,719
                                                           ---------------
                                                           $       13,469
                                                           ===============


Accrued expenses and other liabilities consist of the following:

Note 14 - Director's Loan Payable


The director's loan is unsecured and due on demand. It bears interest at 10.25% per annum and has no specific terms of repayment. The balance on the director's loan at September 30, 2002 was $100 (September 30, 2001 $20). During the year the director made a further advance of $100 and the company repaid $20. There was no material difference between the accounts carrying value of this loan and its fair market value.



Note 15 - Other Liabilities
Other liabilities comprise:
                                                            At September 30,
                                                           ------------------
                                                                   2002
                                                             ---------------
                                                             (in thousands)
Finance lease liabilities - non current portion              $          262
Property rentals                                                        560
Governments grants received                                             155
                                                             ---------------
                                                             $          977
                                                             ===============

Note 16--Pension Plan

         The Company operates a contributory defined benefit plan covering certain of its employees in the United Kingdom based subsidiaries of Spear & Jackson plc. The benefits provided by the plan are based on years of service and compensation history. Pension plan assets are primarily invested in equities, fixed income securities and Government stocks.

        The Company's funding policy with respect to the plan is to contribute annually not less than the minimum required by applicable UK law and pension regulations. In the year ended September 30, 2002 contributions amounted to $3.4 million and in the year to September 30, 2001 contributions totaled $11.2 million. The 2001 total includes a one-off special contribution of $7.4 million which was made to reduce to reduce the funding deficit

        A valuation of the plan was carried out under SFAS 87 at both September 30, 2002 and September 30, 2001. The following table analyzes the movement in the pension plan liability between September 30, 2001 and September 30, 2002 and provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of the Company's defined benefit pension plan with the amounts recognized in the Company's balance sheet at September 30 2002:

                                                                       2002
                                                                 ---------------
                                                                 (in thousands)
Change in projected benefit obligation:
Benefit obligation at September 30, 2001                         $      116,083
Service cost                                                              1,647
Interest cost                                                             7,444
Employee contributions                                                      995
Foreign currency exchange rate changes                                    6,150
Actuarial loss                                                            6,779
Benefits paid                                                            (6,145)
                                                                 ---------------

   Projected benefit obligation at September 30, 2002            $      132,953
                                                                 ===============

Change in fair value of plan assets:
Fair value of plan assets at September 30, 2001                  $      106,649
Actual return on plan assets                                             (1,380)
Foreign currency exchange rate changes                                    5,650
Employer contributions                                                    3,372
Employee contributions                                                      995
Benefits paid                                                            (6,145)
                                                                 ---------------

   Fair value of plan assets at September 30, 2002               $      109,141
                                                                 ===============

Funded status of plan:
Projected benefit obligation in excess of plan assets            $      (23,812)
Unrecognized net actuarial loss                                          38,146
                                                                 ---------------
Net amount recognized                                            $       14,334
                                                                 ===============

Amounts recognized in the balance sheet consist of:
Accrued pension liability                                        $      (20,442)
    Other comprehensive income                                   $       34,776
                                                                 ---------------
    Net amount recognised                                        $       14,334
                                                                 ===============

         The accumulated benefit obligation of the plan is in excess of its assets. The projected benefit obligation of the plan, its accumulated benefit obligation and the fair value of its assets were $132.9 million, $129.6 million and $109.1 million, respectively.

         The assumptions used and the net periodic pension cost for the Company's defined benefit plans are presented below:

                                                            2002         2001
                                                        ------------ -----------
Weighted average assumptions as of September 30, 2002
Discount rate                                                 5.75%       6.25%
Rate of compensation increase                                 2.25%       3.25%
Expected return on assets                                     7.50%       7.50%
    Fixed pension increase                                    5.00%       5.00%
    LPI pension increase                                      2.25%       2.50%
    Post 1988 GMP increase                                    1.85%       2.00%

                                                            2002          2001
                                                        ------------ -----------
Components of net periodic benefit cost Defined benefit
plans:
Service cost                                            $     1,647   $   2,823
Interest cost                                                 7,442       7,142
Expected return on plan assets                               (9,064)     (8,730)
                                                        ------------ -----------
Net periodic cost                                       $        25   $   1,235
                                                        ============ ===========



         The tables above set forth the historical components of net periodic pension cost of the pension plan for the employees associated with the Company and is not necessarily indicative of the amounts to be recognized by the Company on a prospective basis.

         The valuation results are sensitive to the choice of key financial assumptions. These assumptions are based on analyses and evaluation performed by our actuaries and thereafter presented to the Company for confirmation. The major financial assumptions have been derived as follows:

         The discount rate assumption is set annually for the retirement benefit plan at its respective measurement date to reflect the yield of high quality fixed-income corporate bonds.

         The Company's expected return on assets assumption is set in the light of an actuarial analysis of the long term return expectations for the assets held by the plan. The start point for the derivation of the rate is the return on UK government stocks with maturity dates matching the crystallization of the plan's liabilities. To reflect the fact that a significant part of the plan's assets are invested in asset classes such as equities and corporate bonds that are expected to produce higher returns than the government bonds, the overall rate of return on assets has been adjusted to take account of these higher yields.

         Price inflation is determined with reference to the difference in yield between fixed interest and index-linked government bonds as adjusted to take account of a higher perceived demand for index-linked bonds.

         The following table illustrates the sensitivity to a change in certain of the key assumptions used in calculating the assets and liabilities of the pension plan:




                                Impact on 2003     Impact on      Impact on
                               Pre-Tax Pension   September 30,  September 30,
Change in Assumption             Expense             2002        2002 Equity
                                                      PBO       (Net of tax)

25 basis point
decrease in discount          +$0.464 million  +$5.449 million  -$3.719 million
rate

25 basis point
increase in discount          -$0.671 million  -$6.307 million  +$4.302 million
rate

25 basis point
decrease in expected          +$0.310 million      -               -
return on assets

25 basis point
increase in expected          -$0.309 million      -               -
return on assets




Note 17--Leases

         Rental expense for operating leases in the year to September 30, 2002 was $0.9 million. Operating lease costs in the year to September 30, 2001 amounted to $0.9 million. Future minimum rental commitments under noncancellable operating leases as of September 30, 2002 are:

                                                    (in thousands)
                                                   ----------------

2003                                               $          867
2004                                                          707
2005                                                          538
2006                                                          368
Thereafter                                                    344
                                                         ---------

Total minimum lease payments                        $       2,824
                                                         =========

         Under capital lease agreements, the Company is required to make certain monthly, quarterly or annual lease payments through 2006. The aggregate minimum capital lease payments for the next four years, with their present value as of September 30, 2002, are as follows:

                                                    (in thousands)
                                                   ----------------

2003                                               $          654
2004                                                          286
2005                                                           70
2006                                                            8
                                                       ------------
Total minimum lease payments                                1,018
Less amount representing interest at 9%                      (102)
                                                       ------------
Present value of net minimum lease payments                   916
Less current portion                                         (654)
                                                       ------------
Long-term portion                                  $          262
                                                       ============


Note 18 - Common Stock

Authorized: 25,000,000 Common shares with a par value of $.001 per share

Note 19 - Stock Option Plan

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

Note 20 - Stock Options

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

A summary of stock option transactions for the year ended September 30, 2002 and the year ended September 30, 2001 is presented below:

                                                   Number       Weighted Average
                                                                  Exercise price
Outstanding, September 30 2000                       260,000            $0.85
  Expired March 14, 2001                            (130,000)           $0.85
                                                -------------   --------------
Outstanding, September 30 2001                       130,000            $0.85
                                                =============   ==============

Outstanding, September 30 2001                       130,000            $0.85
  Issued October 16, 2001                             50,000            $1.50
  Exercised, May 2002                                (27,000)           $1.50
  Cancelled, September, 2002                        (153,000)           $0.95
                                                -------------   --------------
Outstanding, September 30 2002                             0            $0.00
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


Note 21 - Stock Compensation

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

Note 22 - Related Party Transactions and Balances

Transactions for the year ended September 30, 2002 and the year ended September 30, 2001 were as follows:

                                                                For the Fiscal
                                                                  Year Ended
                                                                 September 30,
                                                                     2002

Interest on the promissory note payable to a
significant stockholder of the company and interest
on director's loan                                                        $7
                                                             ===================


These transactions are recorded at the exchange amount, being the amount of consideration established and agreed to by the related parties. At the year end, the amounts due from and to related parties not disclosed elsewhere in these consolidated financial are as follows:
                                                 For the Fiscal Years Ended

                                                 September 30,     September 30,
                                                      2002               2001


Accounts payable and accrued liabilities to
a significant stockholder                        $           4     $          0
                                                 ==============    =============

These balances are interest-free, due on demand and have arisen from the interest expense referred to above.


Note 23 - Contractual Obligations

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


Note 24--Segment Data

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

The following is a summary of the significant accounts and balances (in thousands) by business segment, reconciled to the consolidated totals.


                                  Sales                                  Long-lived Assets (a)
                               --------------------------------       -----------------------------
                                 Year Ended      Year Ended             Year Ended    Year Ended
                               September 30,    September 30,         September 30,   September 30,
                                   2002            2001                  2002            2001
                               -------------  ---------------         ------------   --------------
  Hand & garden tools              $ 65,940         $ 62,113              $ 6,638          $ 9,909
  Metrology tools                    13,684           15,537                2,318            2,761
  Magnetic products                   8,262            9,987                  915            1,199
  Screwdrivers                           84             -                     200             -
  Corporate                            -                -                   8,781            8,595
  Industrial saws                      -               7,825                 -                -
                               -------------  ---------------         ------------   --------------
     Total                         $ 87,970         $ 95,462             $ 18,852         $ 22,464
                               =============  ===============         ============   ==============


                                       Depreciation                          Capital expenditure
                               --------------------------------       -----------------------------
                                 Year Ended      Year Ended             Year Ended    Year Ended
                               September 30,   September 30,          September 30,     September 30,
                                   2002            2001                  2002            2001
                               -------------  ---------------         ------------   --------------
  Hand & garden tools               $ 2,183          $ 3,123              $ 1,181            $ 817
  Metrology tools                       473              419                  139              259
  Magnetic products                     362              222                   75              402
  Screwdrivers                            2                -                    5                -
  Corporate                             191              220                   34               36
  Industrial saws                         -              261                    -               57
                               -------------  ---------------         ------------   --------------
     Total                          $ 3,211          $ 4,245              $ 1,434          $ 1,571
                               =============  ===============         ============   ==============


                                     Operating Income                  Net Interest
                               --------------------------------       -----------------------------
                                 Year Ended      Year Ended             Year Ended    Year Ended
                               September 30,   September 30,          September 30,     September 30,
                                   2002            2001                  2002            2001
                               -------------  ---------------         ------------   --------------
  Hand & garden tools               $ 2,952          $ 2,494               $ (358)          $ (304)
  Metrology tools                        91              598                  (17)             (23)
  Magnetic products                  (1,214)             709                   (8)             (13)
  Screwdrivers                          (23)               -                   (2)
  Corporate                          (3,134)          (3,126)                 149              122
  Industrial saws                         -             (637)                                  (97)
                               -------------  ---------------         ------------   --------------
     Total                         $ (1,328)            $ 38               $ (236)          $ (315)
                               =============  ===============         ============   ==============



                     (a) Represents property, plant and equipment, net.

The following table presents certain data by geographic areas (in thousands):

                              Sales (a)                               Long-lived Assets (b)
                             --------------------------------      ----------------------------
                              Year Ended      Year Ended             Year Ended    Year Ended
                              September 30,  September 30,         September 30,  September 30,
                                 2002            2001                 2002            2001
                             -------------   -------------         ------------   -------------

  United Kingdom                 $ 40,814        $ 45,991             $ 17,047        $ 20,911
  Europe                           15,439          18,644                1,135           1,126
  Australasia                      16,136          12,133                  463             427
  North America                     7,390           9,265                  207               -
  Other                             8,191           9,429                    -               -
                             ------------- ---------------         ------------   -------------
     Total                       $ 87,970        $ 95,462             $ 18,852        $ 22,464
                             ============= ===============         ============   =============

                             Depreciation                              Capital expenditure
                             --------------------------------      ----------------------------
                              Year Ended      Year Ended             Year Ended    Year Ended
                             September 30,   September 30,         September 30,  September 30,
                                 2002            2001                 2002            2001
                             -------------   -------------         ------------   -------------

  United Kingdom                  $ 2,913         $ 3,760              $ 1,241         $ 1,314
  Europe                               73             328                   20              70
  Australasia                         223             153                  161             187
  North America                         2               4                   12               -
                             ------------- ---------------         ------------   -------------
     Total                        $ 3,211         $ 4,245              $ 1,434         $ 1,571
                             ============= ===============         ============   =============

                                   Operating income                Net Interest
                             --------------------------------      ----------------------------
                              Year Ended      Year Ended             Year Ended     Year Ended
                             September 30,   September 30,          September 30,  September 30,
                                 2002            2001                 2002            2001
                             -------------   -------------         ------------   -------------

  United Kingdom                 $ (1,415)          $ 388                 $ 58            $ 27
  Europe                             (251)            (90)                (166)           (285)
  Australasia                         376            (358)                (126)            (67)
  North America                       (38)             98                   (2)             10
                             ------------- ---------------         ------------   -------------
     Total                       $ (1,328)           $ 38               $ (236)         $ (315)
                             ============= ===============         ============   =============



(a) Sales are attributed to geographic areas based on the location of the customers.
(b) Represents property, plant and equipment, net.

Note 27--Restatement of Previously Issued Financial Statements

On January 13, 2003, Spear & Jackson Inc. ("the Company") filed its annual report on Form 10-KSB for the fiscal year ended September 30, 2002. On May 28, 2003 the Company filed Amendment No. 1 to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002. The amendment restated the original Form 10-KSB in order to re-present the acquisition of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc. as a reverse takeover.

This Amendment No. 2 to the Annual Report on Form 10-KSB for the year ended September 30, 2002 is being filed in order to amend and restate the consolidated financial statements as follows:

1. The presentation of the Company's UK defined benefit pension plan has been restated. The adjustments required arise from errors and omissions in the calculations that were prepared by the Company's actuaries in order to derive the pension plan disclosures that were originally included in Amendment 1 to Form 10-KSB. The errors and omissions comprise:

         a) Overstatements in the calculation of the market related value of assets which means that additional unrecognized actuarial losses should have been amortized in the consolidated income statements for both the year ended September 30, 2002 and the year to September 30, 2001.

b) At September 30, 2002, no comparison of the fair value of plan assets to the accumulated benefit obligation ("ABO") was performed. Consequently a pension prepayment was incorrectly recognized in the consolidated balance despite the ABO being in excess of the fair value of plan assets. The 2002 consolidated balance sheet has therefore now been amended to properly record an additional minimum pension liability equivalent to the shortfall of plan assets compared to the plan's ABO.

c) The pension disclosures at September 30, 2001 have also been reconsidered and an additional minimum pension liability been recognized in respect of that year also.

         Item (a) impacts the previously reported figure for SGA expenses and also on the tax charge for the year. Item (b) results in the previously disclosed pension asset of $14,962 now being presented as a pension liability of $20,442 with corresponding debit entries to deferred taxation of $10,621 and shareholders' equity of $24,343. The 2001 ABO pension adjustments, item (c), are reflected in the consolidated statement of changes in shareholders' equity for the year ended September 30, 2001. They also impact on the SFAS 87 charges for 2002 and subsequent years.

2. The fair value of the consideration for the deemed acquisition of Megapro Tools, Inc. has been revised. This has resulted in goodwill of $1,138 being recognized which has subsequently been written off following a goodwill impairment review. In relation to the acquisition, proforma income statement disclosures required by paragraphs 54-57 of SFAS141 are also now included in the notes to the financial statements.

3. Sales rebates totaling (pound)3,009 in 2002 and (pound)2,409 in 2001, which were previously presented as a component of SG and A expense, have been reanalyzed and are now shown as a reduction to sales.

4. The revenue recognition policy footnote disclosure has been expanded to discuss the accounting for customer rebates and dealer incentives.

5. Additional information is now provided on the Company's investments and associates.

6. Expanded disclosures in other comprehensive income in respect of unrealized gains and losses on derivative instruments, together with an additional footnote to the financial statements, have been included to provide the quantified disclosures required by paragraphs 45-47 of SFAS 133.

7. Other minor adjustments have been made to expand disclosures in certain footnotes. This has been done to enhance their presentation and to ensure consistency with the footnotes to be included in the financial statements for the year ended September 30, 2003 which are to be included in Form 10-KSB to be submitted in January 2004.

The following tables present the consolidated statements of operations for the years ended September 30, 2002 and 2001 together with the consolidated balance sheet at September 30, 2002 as previously reported and as restated. The financial information is presented in thousands, except for per share data.

Note 25--Financial instruments

         In the normal course of its business, the Company invests in various financial assets and incurs various financial liabilities. The Company also enters into agreements for derivative financial instruments to manage its exposure to fluctuations in foreign currency exchange rates. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive from actual market transactions. The Company had the following financial assets and liabilities at September 30, 2002 and 2001.

         Financial Assets and Liabilities
         Cash and cash equivalents, accounts receivable, short-term borrowings, notes and accounts payable and long-term debt. In respect of these items fair value approximates to the carrying amounts indicated in the balance sheets at both September 30, 2002 and September 30, 2001.

           Forward Exchange Contracts
         The Company had $870 and $1,675 in respect of forward exchange contracts outstanding as of September 30, 2002 and September 30, 2001, respectively, in order to hedge the foreign currency risk of certain accounts receivable and accounts payable transactions. These transactions are expected to crystallize within five months of the period end. The estimated fair values of the Company's forward exchange contracts at September 30, 2002 and September 30, 2001, which equal the carrying amounts of the related accounts receivable and accounts payable balances were $872 and $1,740. Changes in the fair value of forward exchange contracts designated and qualifying as cash flow hedges are reported in accumulated other comprehensive income (loss). These amounts are subsequently reclassified into earnings through other income (expenses) in the same period that the hedged items affect earnings. Most reclassifications occur when the products related to a hedged transaction are sold to customers or purchased from suppliers. Substantially all unrealized losses on derivatives included in accumulated other comprehensive income (loss) at the end of the year are expected to be recognized in earnings within the next five months.



Note 26--Commitments and Contingencies


         The Company had outstanding documentary letters of credit totaling $1.7 million at September 30, 2002 related primarily to inventory purchases from suppliers in the Far East.


         The Company's bank accounts held with the HSBC Bank plc by UK subsidiaries of Spear & Jackson plc and Bowers Group plc form a pooled fund. As part of this arrangement the companies involved have entered into a cross guarantee with HSBC Bank plc to guarantee any bank overdraft of the entities in the pool. At September 30, 2002 the extent of this guarantee relating to gross bank overdrafts was $22.0 million (September 30, 2001 $21.1 million). The overall pooled balance of the bank accounts within the pool at September 30, 2002 was a net cash in hand balance of $2.0 million (September 30, 2001 $3.2 million).

         The bank overdraft and other facilities of Spear & Jackson Australia Pty. Limited have been guaranteed by its immediate parent, James Neill Holdings Limited and the bank overdraft and other facilities of Spear & Jackson France SA have been guaranteed by Spear & Jackson plc.

         Commitments under non-cancelable operating leases are disclosed in note 17.

         From time to time, the Company is subject to legal proceedings and claims arising from the conduct of its business operations, including litigation related to personal injury claims, customer contract matters, employment claims and environmental matters. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts accrued or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operation of the Company.

Consolidated Statements of Operations

                        For the Fiscal Year Ended        For the Fiscal Year Ended
                           September 30, 2002                September 30, 2001
                   As Previously        As Restated   As Previously        As Restated
                     Reported                          Reported
                  ---------------      ------------   --------------      -------------
Net sales          $   90,979          $  87,970      $   97,871           $  95,462
Cost of goods sold     62,006             62,006          68,049              68,049
                  ---------------      ------------   --------------      -------------
Gross profit           28,973             25,964          29,822              27,413

Operating costs
 and expenses:

Selling, general
and administrative
expenses               30,355             27,292          29,436              27,375
                  ---------------      ------------   --------------      -------------
Operating (loss)
income                 (1,382)            (1,328)            386                  38

Other income
(expense)

Royalties (net)            13                 13            -                   -
Rental income             125                125              61                  61
Loss on sale of
 businesses              -                  -            (13,534)            (13,534)
Interest and bank
 charges (net)           (236)              (236)           (315)               (315)
Goodwill impairment
 loss                    -                (1,138)           -                   -
                  ---------------      ------------   --------------      -------------
Loss before
income taxes           (1,480)            (2,564)        (13,402)            (13,750)
Provision for
 income taxes            (931)              (948)            122                 226
                  ---------------      ------------   --------------      -------------
Net loss           $   (2,411)         $  (3,512)     $  (13,280)          $ (13,524)
                  ===============      ============   ==============      =============
Basic and diluted
 loss per share        ($0.59)            ($0.86)         ($3.75)             ($3.82)
                  ===============      ============   ==============      =============
Weighted average
shares outstanding  4,100,071          4,100,071       3,543,281           3,543,281
                  ===============      ============   ==============      =============



Consolidated Balance Sheet

                                     At September 30, 2002
                                As Previously        As Restated
                                 Reported
                                -------------        -------------

                     ASSETS

Current assets:
Cash and cash equivalents        $    6,486          $   6,486
Trade receivables, net               17,516             17,516
Income taxes refundable                  18                 18
Inventories                          19,659             19,659
Other current assets                  1,305              1,307
                                  ---------           --------
Total current assets                 44,984             44,986

Property, plant and
 equipment, net                      18,852             18,852
Pension asset                        14,962               -
Deferred taxation                       -                9,944
Investments                             138                138
                                  ---------           --------
Total assets                     $   78,936          $  73,920
                                  ========            ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable                    $    1,253          $   1,253
Short term debt                          60                 60
Trade accounts payable                8,258              8,258
Accrued expenses and other
 liabilities                         13,469             13,469
Director's loan payable                 100                100
Foreign taxes payable                    57                 57
                                  ---------           --------
Total current liabilities            23,197             23,197
Other liabilities                       977                977
Pension liability                      -                20,442
Deferred income taxes                  677                -
                                  ---------           --------
Total liabilities                   24,851              44,616
                                  ---------           --------
Stockholders' equity:
Common stock                            12                  12
Additional paid in capital          50,452              51,590
Accumulated other comprehensive
 income:
 Pension additional minimum
 liability                            -                (24,343)
 Foreign currency translation
 adjustment                          3,056               3,056
 Unrealized gain on derivative
 instruments                          -                      2
Accumulated deficit                    565              (1,013)
                                  ---------           --------
                                    54,085              29,304
                                  ---------           --------
Total stockholders' equity       $  78,936           $  73,920
                                  ========            ========


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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of September 30, 2002 are as follows:

Directors:

Name of Director      Age                  Title

Dennis Crowley        41        Chairman, Chief Executive Officer, and President

Joseph Piscitelli     63        Director and Chief Operating Officer

William Fletcher      57        Chief Financial Officer

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


                                             SUMMARY COMPENSATION TABLE
--------------------------- --------- -------------------------------- --------------------------------- ----------
                   Annual Compensation Long-Term Compensation
--------------------------- --------- -------------------------------- --------------------------------- ----------
                                                                         Awards                 Payouts
--------------------------- --------- ----------- --------- ---------- ---------------------- ---------- ----------
                                                                                   Securities
                                                               Other                 Under-
                                                              Annual   Restricted     Lying               All Other
   Name and Principal                                         Compen-     Stock     Options/     LTIP      Compen-
        Position               Year     Salary      Bonus     sation    Award(s)      SARs      Payouts    sation
                                                                ($)        ($)         (#)        ($)        ($)
           (a)                  (b)       (c)        (d)        (e)        (f)         (g)        (h)        (i)
--------------------------- --------- ----------- --------- ---------- ----------- ---------- ---------- ----------
Dennis Crowley
Chief  Executive  Officer,
President,  Secretary  and
Chairman of the Board**     2002           -          -          -          -           -          -          -
--------------------------- --------- ----------- --------- ---------- ----------- ---------- ---------- ----------
--------------------------- --------- ----------- --------- ---------- ----------- ---------- ---------- ----------
                                      146,485        -          -          -           -          -          -
Neil Morgan*                2002
--------------------------- --------- ----------- --------- ---------- ----------- ---------- ---------- ----------
--------------------------- --------- ----------- --------- ---------- ----------- ---------- ---------- ----------
                            2001      $142,405    $51,714        -          -           -          -          -
--------------------------- --------- ----------- --------- ---------- ----------- ---------- ---------- ----------
                            2000      $132,642    $74,588   $19,500         -      $130,000        -          -
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

                                                             Percent of Shares
Name and Address              Shares Beneficially Owned         Outstanding

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

         (2) Joseph Piscitelli is a Director and the Chief Operating Officer of the Company.

         (3)      William Fletcher is the Chief Financial Officer of the
                  Company.

Registration Agreement

The Company, USI Mayfair Limited and PNC Tool Holdings LLC have entered into a Registration Rights Agreement. Under the terms of such agreement at any time after 18 months from September 2002, or expiration or earlier termination of that two-year lock-up period contained in the Stockholders` Agreement between the Company, PNC Tool Holdings, LLC and USI Mayfair owners of 15% of the securities held by (i) USI issued under the Acquisition Agreement between the Company, USI Mayfair, Spear & Jackson Acquisition Corp and Spear & Jackson, Inc., or (ii) PNC as of September _6__, 2002 may demand that the Company register all or part of such securities under the Securities Act of 1933. Each holder and subsequent transferee shall have the right to exercise three demand registration statements on Form S-1 or other similar form. Each holder of the security shall have the right to an unlimited number demand registrations on Form S-3 provided the Company shall not be obligated to effect more than two demand registrations on Form S-3 in any 12-month period. In addition, after expiration or early termination of the two-year lock-up period, the holders of the registrable securities shall have a right, if the Company proposes to register any of its securities (except for registration to the offer on Form S-8 or Form S-4) to piggyback such registrable securities on such registration statement.

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


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION

3-1          Articles of Incorporation(1)
3-2          Articles of Amendment changing our name to Megapro Tools
             Corporation(1)
3-3          Articles of Amendment changing our name to Megapro Tools Inc.(1)
3-4          Articles of Amendment amending Article 6 (1) 3.5 Amended By-Laws(1)
3-5          Articles of Amendment changing our name to Spear & Jackson, Inc.(2)
3-6          Amended and Restated Bylaws(2)
5.1          Opinion of Cane & Company, LLC, with consent to use(1)
10.1         Acquisition  Agreement  dated  September  30, 1999 between us and
             Ms. Maria Morgan,  Envision  Worldwide Products Ltd., Mr. Robert
             Jeffery, Mr. Lex Hoos and Mr. Eric Paakspuu(1)
10.2         Stock Purchase  Agreement dated September 2002 between us, USI
             Mayfair  Limited,  and PNC Tool Holdings, LLC(3)
10.3         Registration  Rights  Agreement  dated  September 2002,  between us, USI Mayfair  Limited,  and PNC Tool Holdings, LLC(3)
10.4         Stockholders'  Agreement dated September 2002,  between us, USI
             Mayfair Limited,  PNC Tool Holdings LLC, and Dennis Crowley(3)
10.5         Employment Agreement dated September 2002, between us and Neil
             Morgan(2)
10.6         Employment Agreement dated September 2002, between us and Joseph
             Piscitelli(2)
21           List of Subsidiaries(2)
31.1         Certification of Principal Executive Officer
31.1         Certification of Principal Fimamcial and Accounting Officer
32.1         Certification of Principal  Executive Officer Pursuant to 18 U.S.C.
             Section 1350 as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002(2)
31.2         Certification of Principal  Accounting Officer Pursuant to 18
             U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002(2)

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

Dated: December 29, 2003                    SPEAR & JACKSON, INC.

                                            By: /s/ Dennis Crowley
                                                ---------------------------
                                                    Dennis Crowley
                                                    Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 29, 2003                    By: /s/ Dennis Crowley
                                                -----------------------------
                                                    Dennis Crowley
                                                    Chief Executive Officer,
                                                    President, and a Director
                                                    (Prinipal Executive Officer)

Dated: December 29, 2003                    By: /s/  William Fletcher
                                                -----------------------------
                                                     William Fletcher
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

Dated: December 29, 2003                    By: /s/ Joseph Piscitelli
                                                -----------------------------
                                                    Joseph Piscitelli
                                                    Director

Dated: December 29, 2003                    By: /s/ John Harrington Jr.
                                                -----------------------------
                                                    John Harrington Jr.
                                                    Director

Dated: December 29, 2003                    By: /s/ Robert Dinerman
                                                -----------------------------
                                                    Robert Dinerman
                                                    Director