Form 10KSB
period 2003-09-30
SPEAR & JACKSON INC
filed 2004-01-14
CIK 1107206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

[ ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act
    Of 1934


                        COMMISSION FILE NUMBER: 333-40738

                              SPEAR & JACKSON, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

         Nevada                                         91-2037081
----------------------------                          --------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent period ended September 30, 2003, $91,845,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days $20,825,078 as of January 13, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 11,741,122 Shares of Common Stock as of January 13, 2004.

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

This Annual Report on Form 10-K, including items discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 6, contains statements that relate to future plans, events, financial results or performance and which are defined as forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995.

These statements are based on the beliefs of the Company's management, as well as assumptions made by management and currently available information, that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of these terms or other comparable terminology. All statements other than a recitation of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, synergies, accretion, margins, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

These forward-looking statements are only predictions, and may be inaccurate. Actual events or results may differ materially. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and actual results, events or performance may differ materially. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Spear & Jackson, Inc. undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may arise from changing circumstances or unanticipated events.

         PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

         We are in the business of manufacturing and distributing a wide range of tools and magnetic and metrology equipment under various brand names including:

         *        Spear & Jackson - garden tools;
         *        Neill - hand tools and power and air tools;
         *        Bowers - bore gauges and precision measuring tools;
         *        Coventry Gauge - air and other gauges;
         *        CV - precision measuring instruments;
         *        Robert Sorby - wood turning tools;
         *        Moore & Wright - precision tools;
         *        Eclipse - blades and magnetic equipment;
         *        Elliot Lucas - pincers and pliers;

Until the disposal of the screwdriver division in September 2003, the Company also manufactured and sold a range of patented multi-bit screwdrivers under the "Megapro" brand name.

The Company's four principal business units and their product offerings can be summarized as:

1) Neill Tools, which consists of S&J Garden Tools and Neill Tools, manufactures, among other products, hand hacksaws, hacksaw blades, hacksaw frames, builder's tools, riveter guns, wood saws and lawn, garden and agricultural tools, all non-powered. In addition, Neill Tools has supplemented its UK manufactured products with factored products from Far Eastern suppliers.

2) Eclipse Magnetics' key products are permanent magnets (cast alloy), magnetic tools, machine tools, magnetic chucks and turnkey magnetic systems. Products range from very simple low-cost items to technically complex high value added systems. In addition, Eclipse Magnetics engages in the trading of other magnetic material sources from the Far East both to end-customers as well as parts to UK manufacturers. Eclipse is also involved in applied magnetics and supplies many areas of manufacturing with products such as separators, conveyors, lifting equipment and material handling solutions.

3)       The Company's metrology division comprises:

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

4) Robert Sorby is a manufacturer of hand held wood working tools and complementary products. The products are handcrafted with strong aesthetic appeal.

In addition, Spear & Jackson, Inc. has subsidiary companies in France (Spear & Jackson France SA) and Australasia (Spear & Jackson (Australia) Pty Limited and Spear & Jackson (New Zealand) Limited) which act as distributors for Spear & Jackson and Bowers manufactured products and complementary products sourced from third party suppliers.

We currently sell our products to industrial, commercial and retail markets throughout the world, with a significant concentration in the United Kingdom, European Union, Australia and New Zealand.

These chiefly comprise:

The non-powered hand tool industry in which the Company has hand tool, engineer's hand tool and garden tool business interests. These products are typically sold in industrial catalogs, hardware stores, garden centers and multiple retailers. This industry is highly mature with clearly defined traditional brand names being joined by a broad base of "house brands" typically supplied from third world manufacturers.

The magnetic industry. This can be split into magnet manufacturers and magnetic integrators. The magnet users and integrators utilize the magnetic materials to produce products such as security sensors, watches, electrical windows and magnetic filters.

The metrology industry which can be split into two main market segments: (i) low tolerance tools such as tape measures, rulers and carpenters protractors and
(ii) surface roughness measuring equipment and laser measuring instruments, etc. used in the measurement of technologically precise machined components. The Company's Bowers Metrology Group presently operates in the latter market segment on a worldwide basis.

The hobbyist and professional wood turning industry. This industry is relatively small and caters to individuals who have reasonable disposable income, often retirees, or who are professional wood turners producing craft products.

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

In September 2002, we acquired all the issued and outstanding shares of Spear & Jackson plc and Bowers Group, plc (together S&J") owned by USI Mayfair Limited, a wholly owned subsidiary of U.S. Industries, Inc. (now Jacuzzi Brands, Inc.), for a purchase price comprising 3,543,281 shares of common stock and 6% promissory notes in the principal amount of (pound)150,000. As further explained in note 3 of the financial statements, this transaction was treated as a reverse acquisition.

Reflecting the relative size of S&J within the continued business, Megapro Tools, Inc. changed its name to Spear & Jackson, Inc. in November 2002.

With effect from September 30, 2003 the Company exited its screwdriver operations following the disposal of the trade and assets of Mega Tools Limited and Mega Tools USA, Inc.

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

(e) Significantly increasing our North American market penetration via large "Big Box" outlets. This is recognized by the Company as a major growth area and we have accordingly appointed a new vice president of sales to actively pursue all major sales opportunities for existing and planned new products in both the United Staes and Canada.

Products and Services

The Company offers a comprehensive range of tools and equipment ranging from hacksaw blades to pliers, from secateurs to digging forks and from a simple red magnet to a computer controlled materials handling system. The Company's product offering is supported by a pipeline of new products and extensions.

In the period from October 1, 2002 to date, announcements concerning new product ranges and other significant business issues have included:

The launch of the "world's strongest" shovel range, a new range of shovels for use in construction, civil engineering and on landscape sites. This product line was launched in December 2002 and is the Company's most recent collaboration with JCB branded products.

In November 2002, the Company's Eclipse Magnetics operations announced that it would be supplying the Jaguar car company with magnetic oil filters. The low and high pressure oil filters are rated to operate at 20 and 200 bar, respectively, making a significant impact in both power train plant and pressing industries.

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

A range of power tools and air power tools was launched in February 2003 in the UK and Europe. The range of 71 products included such items as compressors, air drills, impact wrenches, spray guns, angle grinders, impact drills, jig saws, sanders, circular saws, engravers to Mitre saws and many more. The significance of these power tools is that they are all finished with a new "soft touch" and are sold as kits in blow mold cases.

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

In March 2003, Eclipse also launched a European multi-lingual merchandiser range of 52 different magnets at the Cologne International Hardware Fair. The innovative packaging and display units enable the magnets to be positioned at key point of sale locations, enabling our magnets to take a significant promotional prominence when displayed with other engineering consumables.

In addition, in April 2003 Eclipse Magnetics began a worldwide launch of a new safety shim (TM). This solution for creating a safety pre-test system to guarantee a safe lift for lifting loads has been granted full patent status.

Also in April 2003, Bowers launched two new products in the USA, the Checkmatic universal bench gauge and the Smart Plug 2-point measuring system. These tools are capable of performing a multitude of internal and external measuring tasks.

In July 2003 we formally ceased trading with Toolbank, a major UK hand tool wholesaler, because of a conflict in product distribution policy and dissatisfaction with the level of support being given to the delivery of new Spear & Jackson product to the market. Agreements were secured to supply various UK builders' merchants direct. This has enabled us to have a more direct route to market and has allowed us to give greater support to our branded product.

Examples of new business gained following the cessation of trade with Toolbank include:

* An agreement for the supply of hand and contractors tools was secured with Buildbase, a major UK builders' merchant.

* An agreement for the supply of hand and contractors tools was secured with N.M.B.S, a buying group of large independent builders' merchants and hardware stores.

* A contract for the supply of garden products was agreed with Tesco, a major supermarket retailer in the UK. The value of orders is expected to exceed $650k.

New listings for Eclipse branded hand tools, including sockets, spanners, screwdrivers and hacksaws were gained with Bauhaus, a major retailer in Turkey.

We were awarded a contract to supply Neverbend forks, spades and agricultural contractors' tools by the Government of Fiji. The tender was won on the basis of both price and quality as we were able to demonstrate that our products are able to withstand the rigors of sustained use in arduous conditions.

Gamma, a major retailer in the Netherlands, increased its range of Spear & Jackson garden products by including Razorsharp secateurs in its 144 stores.

Eclipse Magnetics separator business continued to flourish and a contract into Parmargon Products, a supplier of rubber sealing rings to the automotive industry, was gained during the year. The component parts have metal inserts which require sorting and the separator equipment is ideal for their ongoing control procedures. Eclipse Magnetics will continue to develop its separation business to devise further products for use in food processing environments where the removal of metal contamination is vital.

S&J France saw the launch of its new `Cottage' range of garden tools exceed expectations this year. The product range has been sold through over 300 stores across France and has achieved sales of $475,000 since the introduction of these products. In addition, S&J France increased its garden tools listings with OBI, a French DIY store chain, by supplying them with a new range of bypass loppers.

In September 2003 Eclipse Magnetics launched what claims to be the first `secondary' design type of high intensity magnetic separator for use in pneumatic conveying lines. The "Pneumag" can be utilized in both blown and vacuum lines and is capable of removing ferrous and stainless steel contamination introduced by incoming ingredients and line wear.

On 9 September 2003 it was announced that Neill Tools had signed a trading agreement with the THS Group for the supply of a comprehensive range of hand tools, engineering tools and electric power tools. THS is Europe's leading engineers' supply chain specialist and for almost 30 years has been the most innovative tool and engineering products distributor of its kind. THS provides its 110 member companies with competitive access to thousands of related consumables by a unique network of leading brand suppliers.

Customers

The Company has a broad customer base with no single customer accounting for greater than 10% of total sales.

Marketing and Distribution

Our products are distributed in the United Kingdom, European Union, Australasia and North America.

They are sold through various distribution channels supported by in-house sales professionals. Products are handled by mass merchants, independent sales agents, engineering distributors, as well as sales direct to retailer and end users. Specific marketing policies and distribution routes are adopted by the divisions, reflecting either the value of the product being marketed or its complexity. For the high volume, low unit value products such as garden tools, hand tools and certain magnetic and metrology tools, the normal course of distribution is via the merchandiser or industrial tool distributors. For low volume, high unit value products, such as magnetic systems and precision laboratory based measuring machines, the normal route would be direct to the end user.

The garden and hand tools are primarily sold through three main channels, retail, wholesale and industrial. The metrology and magnetics divisions sell through industrial product distributors and directly to end users. The hobby products are sold by hobby retailers and in their speciality catalogs.

Brands

A significant part of the Company's operation is branding and brands strategy.

Spear & Jackson has held leading brand names in its core business since 1760. Neill Tools is one of the largest British based manufacturers of hand tools with leading brand names such as Neill Tools, Eclipse, Elliott Lucas and Spear & Jackson. In the metrology division, the Moore & Wright brand has been recognized for over 100 years for its traditional craftsmanship while the Bowers name has been at the forefront of international precision measuring equipment for over 50 years. Eclipse Magnetics is a recognized brand name in the UK manufacturing industry because of its long history of supplying quality magnetic tools. Robert Sorby is a recognized specialist in marketing its wood turning tools.

Competition

We compete for sales of our products with many established companies including Henry Taylor and Pfeil in carving and turning tools, Fiskars and Wilkinson Sword in cutting tools and T&T in air tools. In addition, AMES/True Temper possesses a significant share of the North American lawn and garden tools market.

Employees

At December 31, 2003, the Company employed 757 full-time and 4 part-time employees. 465 were in manufacturing, 71 in engineering, 129 in sales and marketing, 29 in distribution and 64 in general administration. 333 of the

Company's employees are subject to union agreements. Our Company's union contracts with Neill Tools at the Company's Atlas and Wednesbury UK sites fall due for negotiation in January 2004 and the agreements with the Bowers workforce at Bradford in the UK become due in July 2004. The Company believes its relationships with employees are good.

 Intellectual Property

Our ability to compete effectively depends in part on the protection of our license patents and trademarks, which are used in the design, marketing and sales of our many products. We can provide no assurance to investors that the patents and trademark licensed by us will not be challenged, invalidated, or circumvented by other manufacturers.

The Company currently maintains the rights to 2 patents issued by the United States Patent and Trademark Office, 3 patents issued by Canada, 4 patents issued by Great Britain, 2 patents issued by Taiwan, 4 patents issued by China, 2 patents issued by Hong Kong, and 1 patent issued by APDC. The patents relate to certain tools manufactured by the Company and certain mechanisms utilized in the tools manufactured by the Company.

The Company currently maintains the rights to 8 registered designs issued by the United States, 1 registered design issued by Canada, 34 registered designs issued by Great Britain, 13 registered designs issued by Taiwan, 4 registered designs issued by China, 2 registered designs issued by France, 1 registered design issued by New Zealand, 1 registered design issued by Australia, and 1 registered design issued by India. The registered designs relate to certain tools manufacture d by the Company.

ITEM 2.           DESCRIPTION OF PROPERTY.

Our principal executive office is located at 2200 Corporate Boulevard, Suite 314, Boca Raton, Florida 33431. The premises consist of approximately 3,000 square feet. We lease the space at a monthly rate of $3,728. The lease expires in September 2004.

We operate from eight sites in the United Kingdom. Six of such locations are plant facilities and two are office distribution facilities. Four of the locations are owned and the remaining four are leased under long-term leases. We own one distribution and manufacturing facility in France. The square footage ranges from 3,000 to 240,000 square feet. In addition, we have two leased sales units located in Australia and New Zealand.

We do not lease or own any other real property.

ITEM 3.           LEGAL PROCEEDINGS.

The Company is currently involved in a legal action with the former managing director of Spear & Jackson plc concerning the amount of severance compensation payable following his dismissal as part of a management reorganization program in September 2002. The outcome of this action will not be known until later in 2004 but the company is confident that the amounts provided in respect of the dispute will be adequate to cover any amounts payable should the Company's defense be unsuccessful.

Additionally, the Company is, from time to time, subject to legal proceedings and claims arising from the conduct of its business operations, including litigation related to personal injury claims, customer contract matters, employment claims and environmental matters. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts accrued or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operation of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the final quarter of our fiscal year ending September 30, 2003.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol SJCK. Our shares began trading on the OTC Bulletin Board on November 17, 2001. The high and the low trades for our shares for each quarter of actual trading from September 30, 2002 to December 31, 2003 were:

Quarter                                          High              Low

Quarter ended September 30, 2002                 $2.40            $ .91

Quarter ended December 31, 2002                  $4.15            $2.60

Quarter ended March 31, 2003                     $5.89            $3.37

Quarter ended June 30, 2003                      $15.99           $5.40

4th Quarter ended September 30, 2003             $15.80           $4.70

Quarter ended December 31, 2003                  $6.40            $3.25

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of October 1, 2003, there were 28 record owners of our common stock.

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
approved by security holders



Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

INVENTORY VALUATION

Inventories are stated at the lower of cost and net realizable value. Cost includes all costs incurred in bringing each product to its present location and condition, as follows:-

Raw materials, consumables and goods for resale - principally valued at cost determined on a first in, first out basis although, in certain subsidiaries, inventories are valued using a cost determined on a weighted average basis.

Work in progress and finished goods - cost of direct materials and labour plus attributable overheads based on a normal level of activity. As above, in certain subsidiaries, inventories of factored products are valued at average cost.

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

       Comparable stock values are as follows:-
                                                     09.30.03         09.30.02
                                                      $'000            $'000
       Gross Stock
       -     raw materials and consumables            5,464             4,978
       -     work in progress                         4,894             4,140
       -     finished goods                          18,747            16,380

       Less
       -     slow moving, obsolete and net
             realizable value provisions             (5,755)           (5,839)
                                                     ------            ------
       Net Stock Valuation                           23,350            19,659
                                                     ======            ======

The overall increase in the net value of inventory of $3.6 is attributable to:

(i) The impact of a weakening sterling/US dollar cross rate. The period end cross rate at September 30, 2003 was 1.66 and the comparable rate at September 30, 2002 was 1.55. Restating the 2002 inventory at 2003 exchange rates increases the net value of 2002 inventories by $1.36 million.

(ii) Inventory builds in the Company's Australian subsidiary and its UK garden products division in anticipation of Q1 2004 sales, together with the effect of inventories of power tool and other factored goods which were new product launches in 2003 and which were not, therefore, in stock at September 30, 2002.

Activity on the inventory reserve in the above years can be summarized as:

                                             2003          2002          Notes
                                            $'000         $'000

Balance brought forward                     5,839          5,980
Provisions released following
  disposal of inventory                      (639)          (982)      (a)
Additional provisions made                    125            451       (b)
Inventory reserves relating to group
  companies purchased/(sold) in the year       -              37
Exchange movements                            430            353
                                            ------         ------
Balance carried forward                     5,755          5,839
                                            ======         ======

(a) A UK stock reduction program was initiated in the final quarter of 2001 and completed during 2002. As part of this exercise, a significant amount of old inventory was sold at discounted prices to release warehouse space and to liquidate heavily provisioned slow moving inventory lines. The 2003 provision release includes a $101 utilisation relating to the disposal of excess inventories in the company's Australian subsidiary but is otherwise in line with management's expectation of annual provision usage.

(b) The 2002 total for additional annual provisions was impacted by a one-off provisioning exercise required in the Company's French subsidiary which resulted in that company's inventory reserve increasing by circa. $150. No similar provision was needed at September 30, 2003.

REVENUE RECOGNITION

Revenue is recognised upon shipment of products or delivery of products to the customer depending on the terms of the sale. Provisions are made for warranty and return costs at the time of sale. Such provisions have not been material.

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

                         Sales            Rebate           Rebate
                         Revenues
                         $'000            %                $'000

Target        1           500              5.0              25
              2           750              7.5              56
              3          1000             10.0             100
              4          1250             12.0             150

The revenue targets are set on a twelve-month basis, however the period ends used for these sales targets are not necessarily coterminous with the accounting period end of Spear & Jackson, Inc. At any point in time, the rebate liability is calculated by estimating the annual sales value for each customer (in order to ascertain the rebate % the customer is likely to achieve), applying the relevant % to the actual sales achieved to date, and then deducting any interim rebates already paid.

The rebates charge is netted against gross sales in the profit and loss account. Rebates are paid to customers per their individual agreements. Typically payments are made semi-annually or annually, however there are agreements in place in which rebates are paid monthly and quarterly.

Generally there is no provision for customers to return products they cannot sell. However, a small number of customers have negotiated a return clause in their trading agreements. There is a time limit for these returns, which vary from customer to customer, none of which exceed 12 months from the original invoice date. The amount of mutual returns made in the year ended September 30, 2003 was $66,000.

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

Translation adjustments arising from the use of differing exchange rates from period to period are included in the Accumulated Other Comprehensive Income
(Loss) account in Stockholders' Equity. Management has decided not to hedge against the impact of exposures giving rise to these translation adjustments as such hedges may impact upon the Company's cash flow compared to the translation adjustments which do not affect cash flow in the medium term.

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

The discount rate used to determine the present value of future pension payments is based on the yields on high-quality, fixed-income investments (typically A-rated corporate bonds and government gilts). The present values of the Company's future pension and other post-retirement obligations were determined using discount rates of 5.5% at September 30, 2003, and 5.75% at September 30, 2002.

The expected rate of return on assets is set in the light of long term expectations for returns on the assets held by the plan. The start point for the derivation of the rate is the return on gilts of appropriate term compared to the plan liabilities. To reflect the fact that a significant part of the plan's assets are invested in asset classes, such as equities and corporate bonds, that are expected to produce higher returns than gilts, the overall rate of return on assets has then been adjusted to take account of these higher yields.

The rate of compensation increase and the expected return on plan assets were assumed to be 2.5% and 7.5% in the year ended September 30, 2003 and 2.25% and 7.5%, respectively, in the year ended September 30, 2002.

The following table illustrates the sensitivity to a change in certain of the key assumptions used in calculating the assets and liabilities of the pension plan:

                                   Impact on 2004          Impact on            Impact on
                                   Pre-Tax Pension         September 30,        September 30,
Change in Assumption               Expense                 2003                 2003 Equity
                                                           PBO                  (Net of tax)
--------------------------------------------------------------------------------------------
25 basis point
decrease in discount rate          +$0.501 million         +$6.284 million       -$4.232 million

25 basis point
increase in discount rate          -$0.446 million         -$5.616 million       +$3.773 million

25 basis point
decrease in expected
return on assets                   +$0.335 million             -                    -

25 basis point
increase in expected
return on assets                   -$0.335 million             -                    -

Using the assumptions referred to above, the funded status of the plan under FAS 87 at September 30, 2003 and September 30, 2002 was as follows:

                                                           9/30/03      9/30/02
                                                           $'000        $'000

       Projected benefit obligation                        (154,105)   (132,953)
       Fair value of plan assets                            124,355     109,141
                                                            -------     --------
       Projected benefit obligation in
         excess of plan assets                              (29,750)    (23,812)
       Unrecognised actuarial loss                           47,637      38,146
                                                             ------     --------
       Net amount recognized                                 17,887      14,334
                                                            ========    ========

In both years the projected benefit obligation is in excess of plan assets. The impact of this underfunding has not been recognised in its entirety but has, instead, been deferred or spread over the assumed future working lifetime of 13 years for active plan members based on actuarial expectation of a substantial future increase in the value of plan assets.

The majority of the unrecognised actuarial loss has arisen as a result of substantial asset losses, and significant liability increases due to a continuing reduction in the discount rate. The impact of the reduction in the discount rate has been particularly severe for the Plan given that the membership profile of the scheme is relatively mature (with over 50% of the Plan members being pensioners) and that a significant proportion of pensions increase at a fixed 5% when in payment.

Due to the lower discount rate and a decline in the fair market value of plan assets during 2001 and 2002, the accumulated benefit obligation at September 30, 2001 and 2002 exceeded the fair value of plan assets by $4.7 million and $20.4 million, respectively. At September 30, 2003, the ABO again exceeded the market value of plan assets. The excess at the 2003 period end was $25.2 million and a net of tax comprehensive loss of $4.2 million has been charged against shareholders' equity in 2003. Cumulative amounts recognised in the consolidated balance sheet at September 30, 2003, together with comparative disclosures for 2001 and 2002 are therefore as follows:


                                                           2003          2002          2001
                                                           $'000         $'000         $'000
       Accrued pension (liability)/asset
         (disclosed in other liabilities)                  (25,262)      (20,442)      (4,668)
       Other comprehensive income
         (disclosed in shareholders' equity)                43,149        34,776       15,103
                                                            ------       -------       ------
       Net amount recognised                                17,887        14,334       10,435
                                                            ------       -------       ------

Assuming only modest recoveries in the fair market value of plan assets in 2004 and the application of a reduced discount rate it is anticipated that the accumulated benefit obligation at September 30, 2004 will again exceed the fair value of plan assets.

The overall funding objective of the scheme is to hold assets which are sufficient to cover the plan's past service ongoing liabilities. These liabilities form the "funding target" and include an allowance for expected future increases to the pensionable earnings of active members so that the cost of the plan's benefits is considered over the longer term.

The last full actuarial valuation of the scheme was carried out at April 5, 2002. This showed the following:

                                                                         $M
       Value of past service ongoing liabilities                      (128.4)
       Market value of assets                                          120.3
                                                                      ------
       Past service deficit                                             (8.1)
                                                                      ========

       Funding ratio                                                     94%


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

As at September 30, 2002 because of falls in stock markets in the period from April 5, 2002 to that date and adverse movements in gilt yields, the base-funding ratio had fallen to approximately 78% and the MFR funding ratio to circa. 91%. At November 30, 2003 (the latest date at which information is available), following modest equity rallies, the base funding ratio has improved to 89% and the MFR funding rate to 96%.

Company pension contributions are determined by the Trustees of the plan with the agreement of the principal employer and after consultation with the actuary with the intention of eliminating the past service deficit in the long term and ensuring that the MFR funding ratio is restored to 100% within 10 years.

With effect from November 1, 2003 the actuary recommended that the company should change its rate of contributions to 21.2%. This rate of contributions is unchanged from that recommended and implemented for the year ended October 31, 2003.

Based on the funding position of the plan at the valuation date and applying his long-term assumptions, the actuary confirmed that contributing at such a rate would be sufficient to bring the plan's assets into line with its funding target. Further, in current investment market conditions, contributions at the rate of 21.2% rising to 24.2% with effect from November 1, 2007 would be sufficient to meet the MFR requirements.

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

Employer contributions paid in the year to September 30, 2003 totalled $2.8 million, contributions in the year to September 30, 2002 amounted to $3.2 and $11.2 million in the year ended September 30, 2001. The latter figure included a one-off special contribution payment of $7.4 million which was made to reduce the funding deficit.

The presentation of the Company's UK defined benefit pension plan was restated for fiscal years 2002 and 2001. The adjustments required arose from errors and omissions in the calculations that were prepared by the Company's actuaries when producing the pension plan disclosures that were originally included in Form 10-KSB.

RESULTS OF OPERATIONS

2003 compared with 2002

The results discussed below compare the year ended September 30, 2003 with the year ended September 30, 2002. As explained in note 3 to the financial statements, the acquisition of Spear & Jackson plc and Bowers Group plc (together "S&J") by Megapro Tools, Inc. (now Spear & Jackson, Inc.) on September 6, 2002 has been accounted for as a reverse acquisition. In these financial statements, S&J is the operating entity for financial reporting purposes and the financial statements for all periods represent S&J's financial position and results of operations.

The operating results and net assets of Megapro Tools, Inc. and its subsidiary companies are included in the consolidated statements from September 6, 2002, the date of its deemed acquisition until September 30, 2003, the effective date of the disposal of the Megapro screwdriver division.

The disposal of the Megapro companies followed a strategic review of the screwdriver division by the directors of Spear & Jackson, Inc. from which it was determined that the screwdriver division was not a core activity. As a result of the sale the Megapro business has been presented in the 2003 and 2002 financial statements as a discontinued operation.

All figures are expressed in $'000 unless otherwise stated.

OVERVIEW

Net revenues from continuing activities increased by $3,959 (4.5%) from $87,886 in the year ended September 30, 2002 to $91,845 in the twelve months to September 30, 2003.

The increase in revenues of $3.9 million in the year to September 30, 2003 compared to the comparable period in 2003 is attributable to net sales volume increases and favorable exchange movements. The sales volume increases have been diluted by reduced turnover in the UK following management's decision to cease trading with a major hand tool wholesaler, Toolbank. This turnover reduction has had no adverse effect on margin.

As part of a key marketing strategy, sales mix has shifted significantly towards higher margin products. In addition, the margin benefit accruing from selling direct to major customers rather than through an intermediary wholesaler (Toolbank) has also favourably impacted on the trading results for the quarter ending September 30, 2003. Such margin improvements, allied to continuing strict cost control and manufacturing efficiencies have resulted in substantial improvements in the gross profit percentage and operating income. These factors are dealt with in more detail in the sections below.

DIVISIONAL REVIEW

We aim to maintain and develop the revenues of our businesses through the launch of new products, the improvement of existing items and the continued marketing of our portfolio of brands in order to retain and gain market share.

Detailed comments on the principal business divisions are as follows:

Neill Tools

Revenues for the twelve months ended September 30, 2003 were $1.7 million less than those in the year ended September 30, 2002, with volume decreases (including sales reductions arising from a cessation of trade with a major wholesaler - see below), offset by favorable exchange rate variances.

The division has experienced a very demanding year with considerable change and restructuring at all levels. During July 2003 Neill Tools confronted a long-standing issue regarding its relationship with its major wholesale customer, Toolbank. Toolbank, as Neill Tools' largest single customer, had progressively positioned itself to become not only a customer but also a competitor. A strategic decision was therefore taken to cease trading with Toolbank and deal with its customers on a direct basis.

Neill Tools' management recognized that the division's sales would initially suffer while new relationships were being built but that it would be in a stronger position moving forward since customer relationships and contacts would be improved and gross margins would be increased by removing the wholesaler.

The company was restructured to cope with the demands of its new trading route and during the 3rd and 4th quarters of 2003 the primary focus of the business has been to establish direct trading links with its customers. Already agreements to supply various UK builders' merchants have been obtained and Buildbase, Travis Perkins and N.M.B.S. have been supplied with hand and contractors tools. The company's decision to trade direct has been fully supported by its customer base and new business continues to grow. Looking forward, Neill Tools is now better structured than it has been for many years, having removed the barriers that were effectively stopping the company from engaging its customers.

The division continues to focus on new product development and this strategy has seen the launch of new ranges of dry lining tools, hand power tools, air power tools, leather workware, spanners, sockets, screwdrivers and pliers. To further enhance end-user presence a team of dedicated merchandisers has been recruited to go direct to stores to ensure that our product is both available and prominently displayed. In addition Neill Tools is working actively in the US market to secure business with national `Big-Box' retailers.

Despite difficult trading conditions, profitability has increased thanks to preserved margins and the beneficial effects of the restructuring that took place in the final quarter of September 2002. Significant cost savings and earnings benefits have flowed from reorganization and efficiency initiatives in administration and production.

The company has not neglected its core competencies and a capital investment program of $450 was instigated in the year in new robotic technology to ensure our world class status in our core processes is maintained. With several significant new product launches planned for 2004 and continued investment in core processes the future looks optimistic for Neill Tools.

Eclipse Magnetics

Eclipse Magnetics sales for the year to September 2003 were little changed from those in the previous year with advantageous exchange rate variances compensating any reduction in sales volumes.

The Eclipse Magnetics markets reflected the still some-what depressed global industrial economic conditions. During this challenging year the division has refocused its sales activities towards higher technology, value added products, at the same time underpinning these new sales areas with its core product offerings within its traditional low technology markets.

New product development has continued with the introduction of patented lifting magnets, specialized separation equipment and specialized magnetic materials for industrial applications.

Despite sluggish revenues, gross margins have improved due to greater emphasis on higher-margin products, changes in manufacturing methods and efficiency improvements.

The restructuring exercise carried out in 2002 has reaped significant benefits with regard to margin improvement and a 20% decrease in fixed costs.

Increasing market share in key global economies, continued brand awareness, and the provision of quality product with excellent after sales service continue to be the main management strategies.

Robert Sorby

Robert Sorby revenues in the year ended September 30, 2003 showed a marginal decrease compared to revenues in the twelve months to September 30, 2002.

The UK market performed strongly with growth in business through an improved distribution network and through our own retail outlet where mail order business improved markedly. By contrast, the US market was generally weak reflecting a softness in the economic climate.

Considerable focus is being placed on building our overseas presence in key markets such as the US, Canada and Australia, especially through consumer shows and demonstration tours, and we hope to reap the benefits of this extensive promotional activity in the forthcoming financial year.

One of the most encouraging developments during the year has been the introduction of a new range of woodworking lathes and there has been considerable success at marketing products through international consumer exhibitions, in-store demonstrations and increased consumer advertising and editorials.

The core woodturning tool business remains strong despite an increasing number of competitors. This was backed by strong consumer advertising in which we switched our strategy from brand advertising to more focused product advertising. The `Sandmaster', which was introduced during 2002, is now listed by almost every dealer net work worldwide.

Bowers

Turnover in the twelve months to September 2003 showed little movement from the prior year with any adverse sales volume reductions mitigated by favourable exchange rate variances.

Despite difficult trading conditions, especially in Europe and Asia, the upturn in both the US and the UK continued to gain momentum. Initiatives in China have grown at a rapid pace, in particular as western manufacturers are relocating in large numbers and require high precision measuring equipment to maintain quality standards.

A series of new product and marketing initiatives introduced in 2003 including the Smart Plug 2-point gauging system and the new range of Moore & Wright digital hand tools, have further extended our product range.

A focus on the large industrial catalogs has brought some excellent results during the year, particularly with the Hoffmann Group, one of the largest catalogs in Europe. Additional listings were obtained in the new issue of their catalog which was launched in July 2003.

The positive effect of restructuring carried out in the last quarter of 2002 such as closing the loss making calibration business and consolidating two sites in the south of England, has been reflected in the increased profitability of the division.

The outlook for the forthcoming year is very positive with all major markets showing signs of improved levels of investment. Bowers is a key supplier to many of the large military and aerospace manufacturers and order books for these customers extend well into 2007. Key events in 2004 are the UK MACH Machine Tool exhibition in April and the USA IMTS Machine Tool exhibition in September. Both of these shows will see the launch of several significant new product ranges.

S&J France

Sales in the year ended September 30, 2003 increased by $1.7 million in the year, attributable to increased sales volume and advantageous exchange rate movements.

S&J France launched, with success, new garden ranges including cottage garden tools, aimed at the female market, or those working in restricted garden areas like rockeries. These new ranges have enjoyed penetration into new markets including a listing with Castorama, the largest `Big Box' retailer in France.

Spear & Jackson Australia and Spear & Jackson New Zealand

S&J Australia and S&J New Zealand 2003 revenues were over $3.8 million more than those in the year ended September 30, 2002 comprising sales volume increases and favorable exchange rate movements.

The increased sales and profitability of the division has been largely due to the introduction of new ranges of products that are being sold to national retail chains under specific branding arrangements. Continued efficiencies in the areas of administration, warehousing and distribution have also contributed to the improved profitability.

COST OF GOODS SOLD AND GROSS PROFIT

Costs of goods sold increased to $62,947 in the year ended September 30, 2003 from $61,954 in the twelve months to September 30, 2002. Cost of goods sold as a percentage of sales decreased to 68.5% during the year ended September 30, 2003 compared to 70.5% in the twelve months ended September 30, 2002.

These movements reflect more favourable sales mixes; the profit advantages in the UK attaching to the move to direct customer selling rather than using an intermediary wholesaler; continuing focus on strict product cost control and the benefits derived in 2003 from both the closure of the loss-making calibration business division in September 2002 and certain manufacturing reorganisation programmes initiated in Q4 2002.

Current year gross profit percentages and their 2002 prior year comparatives are accordingly as follows:

Year ended September 30, 2003: 31.46%, year ended September 30, 2002: 29.51%.

We will continue to monitor and evaluate means of maintaining and improving current sales mixes and of further reducing costs of goods sold across all our principal trading operations to avoid any margin erosion.

EXPENSES

Selling, general and administration expenses were $22,534 for the year ended September 30, 2003 and $27,250 for the year ended September 30,2002.

The net movements of $4,716 comprises:

(a)      Overhead increases in respect of:-

(i) increased overhead costs relating to adverse exchange movements of $1.8 million.

(ii)     increased FAS87 pension charge of $0.2 million.

(b)      Overhead cost reductions relating to:

(i) The provision in Q4 2002 of restructuring costs in respect of the reorganisation of senior management across all businesses; the reorganisation of the UK purchasing and customer service departments; the relocation of manufacturing and office facilities in the UK and Australia; the implementation of severance programmes in the UK. In total, those restructuring provisions amounted to $4.4 million. There is no comparable item in 2003.

(ii) Significant savings in the year accruing from the staff reduction programmes, reorganisation of senior management, departmental restructuring (as referred to above), together with the benefits of continued rigorous control of costs and non-essential expenditure.

Other income and expenses have marginally increased from a net expense of $96 in the year ended September 30, 2002 to a net expense of $101 in the year ended September 30, 2003.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Our profit before income taxes derived from continuing operations in the year to September 30, 2003 amounted to $6,263. This compares to a loss before income tax for the year ended September 30, 2002 of $1,414. As discussed above, this increase in profitability is derived from improvements in gross margins, the ongoing benefits arising from overhead cost savings and the presence, in 2002, of significant one-off costs relating to reorganisation and other restructuring programmes initiated in quarter 4 of that year.

INCOME TAX

The provision for income taxes was $1,497 in the year to September 30, 2003 compared to a $948 income tax charge in the year to September 30, 2002.

Income taxes were 23.9% of the profit before tax in 2003 as opposed to 67.04% of the loss before income taxes in 2002. Differences between the effective rate and the statutory rate result from tax charges in certain overseas subsidiaries within the Spear & Jackson group being taxed at rates different from the effective rate, the utilisation of tax losses which are not recognised within the deferred tax computation and permanent differences between accounting and taxable income as a result of non-deductible expenses and non-taxable income. Because of the availability of tax net operating losses (particularly in the United Kingdom and Australia) it is not anticipated that any of the 2003 tax charge will result in the payment of any income taxes.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS

Our net profit after income taxes from continuing operations was $4,766 for the year to September 30, 2003. This compares to a loss after income taxes of $2,362 for the year ended September 30, 2002.

DISCONTINUED OPERATIONS

The discontinued operations refer to the Megapro screwdriver division of Spear & Jackson, Inc. which was acquired on September 6, 2002 and which was disposed with effect from September 30, 2003. The directors of the Company had previously carried out a goodwill impairment appraisal and a strategic review of the division and had determined that this division did not represent a continuing core activity. Various divestment strategies were considered and as at September 30, 2003 the trade and assets of the principal Megapro companies were transferred at their net book value to a management buy-in team headed by the managing director of the Megapro business.

Total losses attributable to discontinued operations were $150 in the year ended September 30, 2003 and $1,150 in the year to September 30, 2002.

The 2002 losses include a $1,138 goodwill impairment write-down following an initial review of the future earnings and cashflows of the screwdriver business together with a trading loss of $12 arising in the period from acquisition to September 30, 2002.

The 2003 loss of $150 comprises a net tax loss of $53 for the screwdriver division and a $97 provision for the potential loss on disposal of the business. This loss reflects the potential irrecoverability of certain elements of the sale consideration which are held in the form of loan notes.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash position was $9,191 at September 30, 2003 and our total net assets were $31,852 at that date.

Net cash provided by operating activities in the year to September 30, 2003 was $6,654 compared to an operating cash utilisation of $983 in the year to September 30, 2002.

The increase in cash generation in 2003 of $7.6 million arises from the increase in profitability (adjusted for depreciation and deferred taxes) of $7.0 million which is attributable to the one off charges in 2002 for goodwill impairment and reorganisation programs, and the resultant cost savings accruing from these initiatives in 2003. The increased cash flows derived from the base improvement in net income in 2003 compared to 2002 have been further augmented in the current year by a further decrease in trade working capital of $0.3 million together with a pension fund contribution payment reduction of $0.3 million.

The decrease in trade working capital in the year to September 30, 2003 amounts to $0.7 million compared to a decrease in the year to September 30, 2002 of $0.4 million. The principal components of this movement comprise: improved trade receivables collection of $3.3 million, reduced outflows on current and non-current liabilities of $2.2 million (largely attributable to the inception of new finance leases following the replacement of the UK leased motor vehicle fleet) with these favorable variances mitigated by increased inventory outflows of $2.4 million (stock builds in the company's Australian subsidiary and the purchase of new factored products in the UK) and adverse trade payable flows of $3.0 million.

The cash outflow from investing activities was $1,681 in the year to September 30, 2003. This compares to an inflow from investing activities in the year to September 30, 2002 of $2,436. 2002 benefited from both the receipt of $1 million in respect of the sale proceeds of the Company's Irish subsidiary and proceeds of $3.1 million received on the sale of a UK manufacturing plant. 2003 includes $2.9 million regarding purchases of property, plant and equipment (2002 $1.4 million) which principally relates to the replacement of the UK car fleet under capitalized operating leases and the purchase of computer equipment in Australia.

Net cash used in financing activities was $2,179 in the year to September 30, 2003 compared to net cash provided by financing activities of $1,982 in the year to September 30, 2002. Cash provided by financing activities in the year to September 30, 2003 includes $2,009 received from shares issued in the year. There was no comparable item in the twelve months ended September 30, 2003.

Cash utilized by financing activities in the year ended September 30, 2003 includes the repayment of overdrafts in Australia of approximately $1 million, the repayment of a shareholder loan of $60 and the settlement of a director's loan of $100 (see below), the repayment of the promissory notes of $235 and $285 issued to the vendors of Spear & Jackson plc and Bowers Group plc which formed part of the purchase consideration of those companies and $540 expended on the repurchase of common stock.

Our business operations have been funded primarily from net operating income. We have also utilized loans from the Bank of Montreal, shareholder loans and other bank facilities in the US, UK, France, Australia and New Zealand.

Mr. Neil Morgan, a shareholder, had advanced to us the amount of $100 as a director's loan. The loan was unsecured, bore interest at 10.25% per annum and had no specific terms of repayment. The loan was discharged as part of the sales proceeds for the Megapro screwdriver division.

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

ITEM 7.  FINANCIAL STATEMENTS.

 See financial statements beginning on page F-1

                          INDEX TO FINANCIAL STATEMENTS
                                                                    Page

Audited Financial Statements for the Years Ended
September 30, 2003 and  2002

Independent Auditors' Report                                         F 1

Consolidated Balance Sheet at September 30, 2003                     F 2

Consolidated Statements of Operations for the years
ended September 30, 2003 and  2002                                   F 3

Consolidated Statements of Stockholders Equity for the years
ended September 30, 2003 and 2002                                    F 4

Consolidated Statements of Cash Flows for the years
ended September 30, 2003 and  2002                                   F 5

Notes to Consolidated Financial Statements                           F 6-30

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Spear & Jackson, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Spear & Jackson, Inc. as of September 30, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spear & Jackson , Inc. as of September 30, 2003 and the results of their operations and their cash flows for the years ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                /s/Sherb & Co., LLP
                                                -------------------
                                                Certified Public Accountants
New York, New York
December 5, 2003

                              SPEAR & JACKSON, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                              September 30, 2003


                                ASSETS
Current assets:
 Cash and cash equivalents                                     $ 9,191
 Trade receivables, net                                         15,432
 Inventories                                                    23,350
 Other current assets                                              999
                                                                ------
Total current assets                                            48,972

Property, plant and equipment, net                              19,561
Deferred tax asset                                               10,919
Investments                                                        148
                                                                ------
Total assets                                                   $79,600
                                                                ======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                                 $   304
 Trade accounts payable                                          7,552
 Accrued expenses and other liabilities                         12,793
 Foreign taxes payable                                              50
                                                                ------
Total current liabilities                                       20,699

Other liabilities                                                1,787
Pension liability                                               25,262
                                                                ------
Total liabilities                                               47,748
                                                                ------
Stockholders' equity:
 Common stock                                                       12
 Additional paid in capital                                     51,590
 Accumulated other comprehensive income:
  Pension additional minimum liability                         (30,204)
  Foreign currency translation adjustment                        7,406
  Unrealized (losses) on derivative instruments                    (15)
 Retained earnings                                               3,603
 Less: 270,000 common stock held in treasury, at cost             (540)
                                                                -------
                                                                31,852
                                                                -------
Total stockholders' equity                                     $79,600
                                                                =======




The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                 (in thousands)


                                                               For the Fiscal Years Ended
                                                             September 30,       September 30,
                                                                  2003               2002
                                                                                  (Restated)
                                                            -----------------   ----------------
Net sales                                                    $        91,845    $        87,886
Cost of goods sold                                                    62,947             61,954
                                                            -----------------   ----------------
Gross profit                                                          28,898             25,932

Operating costs and expenses:
Selling, general and administrative expenses                          22,534             27,250
                                                            -----------------   ----------------
Operating income (loss)                                                6,364             (1,318)

Other income (expense)
Royalties (net)                                                         -                    13
Rental income                                                            136                125
Interest and bank charges (net)                                         (237)              (234)
                                                            -----------------   ----------------
Income (loss) from continuing operations
 before income taxes                                                   6,263             (1,414)
Provision for income taxes                                            (1,497)              (948)
                                                            -----------------   ----------------
Net income (loss) from continuing operations                           4,766             (2,362)
                                                            -----------------   ----------------
Discontinued operations:

Loss from opeartions of Megapro screwdriver division
 (including taxation charges of $44 in 2003)                             (53)               (12)
Goodwill impairment losses                                              -                (1,138)
Provision for loss on disposal of Megapro
 screwdriver division                                                    (97)              -
                                                            -----------------   ----------------
Net loss from discontinued operations                                   (150)            (1,150)
                                                            -----------------   ----------------
Net income (loss)                                            $         4,616    $        (3,512)
                                                            =================   ================
Basic and diluted net income (loss) per share:
 Continuing operations                                       $          0.40    $        (0.58)
 Discontinued operations                                               (0.01)            (0.28)
                                                            -----------------   ----------------
                                                             $          0.39    $        (0.86)
                                                            =================   ================
 Weighted average shares outstanding                              11,988,930         4,100,071
                                                            =================   ================




 The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.

                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                             Accumulated
                                                                  Other Comprehensive Income (Loss)
                                                                ---------------------------------------
                                                                                       Unrealized
                                             Additional Treasury Foreign     Pension  Gains/(Losses)
                             Common Stock     Paid in    Stock   Currency    Mimimum  On Derivative    Retained    Total
                            Number    Amount  Capital   (Common) Translation Liability Instruments     Earnings
                           ---------- ------ ---------- -------- ----------- --------- --------------- ----------  ------
                                       $000     $000      $000      $000        $000       $000           $000      $000

Balance October 1, 2001     3,543,281     3    48,428                 29     (10,572)        65          2,499     40,452
Shares issued less
 cancellations              8,467,841     9     3,162                                                               3,171
                           ---------- ------ --------- -------- ------------ --------- --------------- --------   -------
                           12,011,122    12    51,590                 29     (10,572)        65          2,499    43,623
                           ========== ====== ========= ======== ============ ========= =============== ========   =======

Foreign currency
 adjustment                                                        3,027        (560)                              2,467
Net loss for the year                                                                                   (3,512)   (3,512)
Reclassification of
 adjustment for gains
 included in net income                                                                     (65)                     (65)
Unrealized holding gains
 originating in the year                                                                      2                        2
Additional minimum
 pension liability
 (net of tax of $5,662)                                                      (13,211)                            (13,211)
                           ---------- ------ --------- -------- ------------ --------- --------------- --------   -------
Comprehensive loss for
 the year                                                          3,027     (13,771)       (63)        (3,512)  (14,319)
                           ---------- ------ --------- -------- ------------ --------- --------------- --------   -------
Balance September 30,
 2002                      12,011,122    12    51,590              3,056     (24,343)         2         (1,013)   29,304

Shares repurchased           (270,000)                     (540)                                                    (540)

Foreign currency
 adjustment                                                        4,350      (1,683)                              2,667
Net income for the year                                                                                  4,616     4,616
Reclassification of
 adjustment for gains
 included in net income                                                                      (2)                      (2)
Unrealized holding losses
 originating in the year                                                                    (15)                     (15)
Additional minimum pension
 liability (net of tax of
 (pound)1,790)                                                                (4,178)                             (4,178)
                           ---------- ------ --------- -------- ------------ --------- --------------- --------   -------
Comprehensive loss for
 the year                                                          4,350      (5,861)       (17)         4,616     3,088
                           ---------- ------ --------- -------- ------------ --------- --------------- --------   -------
Balance September 30,
 2003                      11,741,122    12    51,590  (540)       7,406     (30,204)       (15)         3,603    31,852
                           ========== ====== ========= ======== ============ ========= =============== ========   =======




    The accompanying notes are an integral part of these financial statements

                              SPEAR & JACKSON, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                           For the Fiscal Years Ended
                                                                         ----------------------------
                                                                         September 30,   September 30,
                                                                             2003            2002
                                                                                          (Restated)
                                                                         --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to continuing
 and discontinued operations                                                $ 4,616        $ (3,512)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
Depreciation                                                                  2,741           3,211
Provision for loss on disposal of discontinued operations                        97            -
Goodwill impairment loss                                                       -              1,138
(Profit) loss on sale of plant, property and equipment                         (134)             95
Deferred income taxes                                                         1,441             835
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Decrease in trade receivables                                                 3,894             605
(Increase) decrease in inventories                                           (1,040)          1,331
Decrease in other current assets                                                557             607
Contributions paid to pension plan                                           (2,825)         (3,175)
Decrease in other non-current assets                                            264              19
(Decrease)  increase in trade accounts payable                               (1,941)          1,110
Decrease in accrued expenses and other liabilities                           (1,753)         (3,112)
Increase in foreign taxes payable                                                 4              17
Decrease (increase) in other liabilities                                        733            (152)
                                                                         ----------      ----------
NET CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES                          6,654            (983)
                                                                         ----------      ----------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                   (2,933)         (1,434)
Costs incurred on purchase of businesses                                       -               (281)
Proceeds from sale of businesses net of costs                                   287           1,000
Net cash acquired (relinquished) on purchase/sale of businesses                 (17)             46
Proceeds from sale of property, plant and equipment                             982           3,105
                                                                         ----------      ----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                          (1,681)          2,436
                                                                         ----------      ----------
FINANCING ACTIVITIES:
Repayment of long-term debt                                                     (23)             (9)
Repayment of overdraft                                                       (1,012)            (18)
Promissory notes repaid                                                        (235)           -
Shareholder loan repaid                                                         (60)           -
Director's loan discharged                                                     (100)           -
Common stock re-purchased                                                      (540)           -
Notes receivable (net of provisions)                                           (209)           -
Share capital issued                                                           -              2,009
                                                                         ----------      ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (2,179)          1,982
                                                                         ----------      ----------
Effect of exchange rate changes on cash and cash equivalents                    (89)            341
                                                                         ----------      ----------
CHANGE IN CASH AND CASH EQUIVALENTS                                           2,705           3,776

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                6,486           2,710
                                                                         ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $ 9,191         $ 6,486
                                                                         ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest                                                  $   145         $   147
                                                                         ==========      ==========

    Cash paid for taxes                                                     $    96         $   96
                                                                         ==========      ==========



The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          (in thousands except shares)

Note 1--Basis of Presentation

              These consolidated financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Spear & Jackson Inc. (the Company) and its wholly owned subsidiaries, Mega Tools Ltd., Mega Tools USA, Inc.,
Megapro Tools, Inc., S and J Acquisition Corp., Spear & Jackson plc and Bowers Group plc. Both Spear & Jackson plc and Bowers Group plc are sub-holding companies and their business is carried out by the following directly and indirectly owned subsidiaries: Bowers Metrology Limited, Bowers Metrology UK Limited, Coventry Gauge Limited, CV Instruments Limited, Eclipse Magnetics Limited, Spear & Jackson (New Zealand) Limited, James Neill Canada Inc., James Neill Holdings Limited, James Neill U.S.A. Inc., Spear & Jackson (Australia) Pty Ltd., Magnacut Limited, Neill Tools Limited, Spear & Jackson Garden Products Limited, Spear & Jackson Holdings Limited, Spear & Jackson France S.A. and Societe Neill France S.A.

As further explained in note 3, below, the purchase of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc. (now Spear & Jackson, Inc.) which was completed on September 6, 2002 was treated as a reverse acquisition.

All significant intercompany accounts and transactions have been eliminated on consolidation.

Note 2--Accounting Policies

Fiscal Year: All fiscal year data contained herein reflect results of operations for the years ended September 30, 2003, and September 30, 2002.

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

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 2--Accounting Policies - continued

Fixed Assets: Property, plant and equipment are stated on the basis of cost less accumulated depreciation provided under both the straight-line method and the declining balance basis, depending on type and class of asset.

Depreciation is calculated using the following estimated useful lives:
Buildings - depreciation based on lives ranging from 25 to 70 years Equipment - depreciation based on lives ranging from 2 to 10 years Vehicles - depreciation based on lives ranging from 3 to 4 years
Computer hardware - depreciation based on lives ranging from 3 to 5 years Computer software - depreciation based on lives ranging from 1to 3 years Molds - depreciation based on a life of 10 years

Where assets are held under finance leases , the assets are depreciated over their estimated useful lives or the period of the lease, if shorter.

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

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)


Note 2--Accounting Policies - continued

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

Stock Based Compensation: Stock-Based Compensation Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock- based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for the Company's stock at the date of the grant over the amount of an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Advertising and Marketing Expenses: The Company follows the provisions of Statement of Position 93-7 in respect of advertising expenses and costs are expensed as incurred. Advertising and marketing costs charged to operations were $1,847 in the year ended September 30, 2003 and $1,192 in the year ended September 30, 2002.

Goodwill, Goodwill Impairment,Intangible and Other Assets: Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill and other "indefinite-lived" assets are not amortized and are subject to the impairment rules of Statement of Financial Accounting Standards No. 142 (SFAS 142) which the Company adopted effective as of October 1, 2001. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. The Company determines the fair market value of its reporting unit using quoted market rates and cash flow techniques. The fair market value of the reporting unit is compared to the carrying value of the reporting unit to determine if an impairment loss should be calculated. If the book value of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of goodwill, an impairment loss is recorded. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit.

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

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 2--Accounting Policies - continued

Revenue Recognition - continued:

                             Sales               Rebate               Rebate
                             Revenues
                                $                 %                     $
 Target        1              500k                5.0                  25k
               2              750k                7.5                  56k
               3             1,000k              10.0                 100k
               4             1,250k              12.0                 150k

The revenue targets are set on a twelve month basis, however these sales targets period ends are not necessarily coterminous with the accounting period end of Spear & Jackson, Inc. At any point in time, the rebate liability is calculated by estimating the annual sales value for each customer (in order to ascertain the rebate % the customer is likely to achieve), applying the relevant % to the actual sales achieved to date, and then deducting any interim rebates already paid.

The rebates charge is taken as a reduction to sales in the profit and loss account. Rebates are paid to customers per their individual agreements. Typically payments are made half yearly or yearly, however there are agreements in place in which rebates are paid monthly and quarterly.

Generally there is no provision for customers to return products they cannot sell. However, a small number of customers have negotiated a return clause in their trading agreements. There is a time limit for these returns which vary from customer to customer, none of which exceed 12 months from the original invoice date. The amount of mutual returns made in the year to 30 September 2003 was $66,000 (September, 30, 2002 $66,000).

Research and Development Costs: Research and development costs are expensed as incurred. There was no material research and development expenditure in the year to September 30, 2003 or the year to September 30, 2002.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for the other than the carrying amount of the liability, a gain or loss is recognized on settlement. The provisions of this statement are effective for fiscal years

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

New Accounting Pronouncements - continued

beginning after June 15, 2002. The adoption of SFAS No. 143 did not have an impact on the results of operation or financial position

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

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

New Accounting Pronouncements - continued

In January 2003, FASB issued FASB Interpretation No.46 (FIN No. 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company's financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.


Note 3 - Nature of Business

     The Company was incorporated in the State of Nevada on December 17, 1998 and was inactive until the acquisition of Mega Tools Ltd. and Mega Tools USA, Inc. via reverse acquisition on September 30, 1999. The Company is engaged in the manufacture and sale of a patented multi-bit screwdriver. The Company entered into an exclusive North American license agreement with the patent holder of a retracting cartridge type screwdriver. This license agreement gave the Company unrestricted use of the patent in Canada and the United States until November 8, 2005. The Company's wholly owned subsidiaries, Mega Tools USA, Inc. and Mega Tools Ltd. manufactured and marketed the drivers to customers in the United States and Canada. With effect from September 30, 2003 the Company exited its screwdriver operations following the sale of the trade and net assets of Mega Tools USA, Inc. and Mega Tools Ltd. (see note 4).

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

         Having considered the relative sizes of the businesses involved in the combination and other factors, the acquisition of Spear & Jackson plc and Bowers Group plc ("S&J") by Megapro Tools, Inc. was accounted for as a reverse acquisition for financial reporting purposes. The reverse acquisition is deemed a capital transaction and the net assets of S&J (the accounting acquirer) were carried forward to Megapro Tools, Inc. (the legal acquirer and the reporting entity) at their carrying value before the combination. Although S&J was deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Megapro Tools, Inc. as the surviving corporation does not change. The relevant acquisition process utilizes the capital structure of Megapro Tools, Inc. and the assets and liabilities of S&J are recorded at historical cost.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 3 - Nature of Business - continued

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

         (a) Acquisitions - prior year

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

         As explained in note 3 to these financial statements, this transaction was accounted for as a reverse acquisition. Accordingly, the net assets of Spear & Jackson plc and Bowers Group plc were included in the consolidated financial statements at their historic carrying value. The operating results, cash flows and the fair value of Megapro Tools, Inc. and its subsidiary companies are included in the financial statements from September 6, 2002, the deemed date of acquisition, onwards.

         The purchase price for the Megapro Tools, Inc. and its subsidiary companies was $1,443, which was allocated to the fair value of assets and liabilities acquired as follows:



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
                                                               ==============


         (b) Dispositions - current year


         During the year the directors of Spear & Jackson, Inc carried out a strategic review of the company's loss making screwdriver division. It was determined that the division was no longer a core activity of the group and various divestment strategies were considered. With effect from September 30, 2003 the trade and assets of the division's principal operating companies, Mega Tool USA, Inc and Mega Tools Limited, were discontinued at their net book value of $384.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 4--Acquisitions and Dispositions of Businesses - contd.

         (b) Dispositions - current year - contd.

         The net assets transferred comprise:
                                          $'000

       Trade receivables                  190
       Inventory                          141
       P.P & E                            100
       Cash                                17
       Other assets                         9
       Trade payables
       and other liabilities              (73)
                                          ----
                                          384
                                          ===

       The transfer proceeds were in the form of $284 of loan notes and other receivables and the discharge of a loan of $100 owed by the company to the Megapro managing director.

       Having considered the future financial position of the Megapro division, the directors of Spear & Jackson, Inc. have made provision against the recoverability of part of the balance of the sales proceeds which is still outstanding. The company is closely monitoring the ability of the Megapro management to settle the outstanding sale proceeds and is also in discussion with them concerning alternative means of payment so as to minimize the amount of disposal losses that may ultimately crystallize.

         (b) Dispositions - prior year

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

Note 5 - Goodwill


As disclosed in note 4, above, goodwill of $1,138 was recognized on the deemed acquisition of Megapro Tools, Inc. ("Megapro"). Due to deteriorating earnings projections and cash flow forecasts of Megapro, the Company decided that goodwill impairment existed at September 30, 2002. As a result, Spear & Jackson, Inc. recorded a goodwill impairment charge of $1,138 at that date thereby eliminating all recorded goodwill in respect of the Megapro acquisition.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)


Note 6 - Trade Receivables and Concentrations of Credit Risk

                                                    At September 30,
                                                   ------------------
                                                         2003
                                                    ----------------
                                                     (in thousands)
Trade receivables                                   $        17,533
Allowance for doubtful accounts                              (2,101)
                                                    ----------------
                                                           $ 15,432
                                                    ================
         The Company's sales are principally in the United Kingdom, Europe, Australia, North and South America, Asia and the Far East. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's estimates.

Note 7 - Inventories

                                                             At September 30,
                                                           --------------------
                                                                    2003
                                                            ------------------
                                                              (in thousands)
Finished products                                           $          18,747
In-process products                                                     4,894
Raw materials                                                           5,464
  Less: allowance for slow moving and obsolete inventories             (5,755)
                                                            ------------------
                                                            $          23,350
                                                            ==================

 Note 8 - Property, Plant and Equipment, net

                                                        At September 30,
                                                      ---------------------
                                                             2003
                                                      ---------------------
                                                        (in thousands)
Land and buildings                                    $             11,839
Machinery, equipment and vehicles                                    5,603
Furniture and fixtures                                                 160
Computer hardware                                                       74
Computer software                                                       35
Assets held under finance leases                                     1,850
                                                      ---------------------
                                                      $             19,561
                                                      =====================

     Included in machinery and equipment at September 30, 2003 are capital leases with a net book value of $1.9 million. The cost of these assets held under capital leases was $2.5 million and the accumulated depreciation relating to the assets was $0.6 million.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)


Note 9 - Investments

 Investments comprise the following:

                                                           At September 30,
                                                          ------------------
                                                     Note        2003
                                                             (in thousands)

30% investment in Bipico Industries Private limited   (a)  $             63
30% investment in  Bowers Metrologie SA               (a)                63
Other investments in equity securities                (b)                22
                                                           -----------------
                                                            $           148
                                                           =================

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


Note 10--Income Taxes

         Spear & Jackson is subject to income taxes in the US and in the other overseas tax jurisdictions where its principal trading subsidiaries operate. The provision for US and foreign income taxes attributable to continuing operations consists of:

                                                For the Fiscal Years Ended
                                            September 30,          September 30,
                                            ------------------------------------
                                               2003                     2002
                                            -----------------  -----------------
                                                         (in thousands)

Current tax charge                          $           (100)  $           (113)
Deferred tax charge credit                            (1,397)              (835)
                                            -----------------  -----------------
                                            $         (1,497)  $           (948)
                                            =================  =================

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 10--Income Taxes - continued

         A reconciliation of the provision for income taxes compared with the amounts provided at the US federal rate is as follows:

                                               For the Fiscal Years Ended
                                            September 30,          September 30,
                                            ------------------------------------
                                                 2003                   2002
                                            -----------------  -----------------
                                                       (in thousands)

Tax at US federal statutory income tax rate $         (2,192)   $           897
Overseas tax at rates different to
 effective rate                                          313               (129)
Permanent timing differences                             (60)               (62)
Impairment loss not giving rise to tax
 credits                                                -                  (341)
Adjustment of prior year estimates                       (98)              -
Valuation allowance                                      533             (1,216)
Miscellaneous                                              7                (97)
                                             ----------------  -----------------
                                             $        (1,497)   $          (948)
                                             ================  =================

Deferred income tax assets and liabilities for 2003 reflect the impact of temporary differences between the book values of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by applicable tax regulations, as well as tax loss and tax credit carry-forwards.

The temporary differences and carry forwards that give rise to deferred assets and liabilities at September 30, 2003 comprise:

                                                         At September 30,
                                                       ---------------------
                                                               2003
                                                       ---------------------
                                                          (in thousands)
Deferred tax liabilities:
Property, plant and equipment                           $              (56)
                                                       ---------------------
Total deferred tax liabilities                                         (56)
                                                       ---------------------

Deferred tax assets:

Pension benefit plan                                                 8,238
Accruals and allowances                                              2,471
Inventory                                                              266
Tax loss carry forwards and other tax credits                       19,208
                                                        ---------------------
Total deferred tax assets                                           30,183
Valuation allowance                                                (19,208)
                                                        ---------------------
Net deferred tax assets                                             10,975
                                                        ---------------------

Deferred tax asset, net                                 $           10,919
                                                        =====================

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)



Note 10--Income Taxes - continued

A valuation allowance of $19.2 million has been made against certain deferred tax assets of Spear & Jackson, Inc. at September 30, 2003, due to the uncertainty of their future realization. These assets relate to operating loss carry forwards in the Company's UK, US and Australian companies totaling approximately $5.5 million and to other UK tax credits of approximately $13.7 million.

Note 11--Notes Payable

The French and Australian subsidiaries of Spear & Jackson plc maintain short-term credit facilities of $5.6 million denominated in Euros and Australian dollars. The facilities comprise bank overdraft lines, with interest rates ranging from 6.8% to 12.6%, together with facilities for letters of credit and the discount of bills receivable. There was $0.3 million outstanding under the overdraft lines at September 30, 2003 (September 30, 2002: $1.2 million) and $0.8 million of letters of credit and bills outstanding under these facilities (September 30, 2002: $1.0 million). In addition, the UK subsidiaries of Spear & Jackson plc and Bowers Group plc maintain a line of credit of $7.4 million. This is secured by fixed and floating charges on the assets and undertakings of these businesses. Of the total facility, $5.0 million relates to bank overdrafts and $2.4 million is available for letters of credit. These facilities are denominated in British pounds. The overdraft carries interest at UK base rate plus 0.75%. At September 30, 2003 and September 30, 2002 the Company had no borrowings outstanding under the overdraft line but had $0.8 million in outstanding letters of credit (September 30, 2002: $0.7 million).

Note 12 - Short Term Debt

Movements in short term debt in the year comprise:

                                                          At September 30,
                                                        --------------------
                                                               2003
                                                        --------------------
                                                           (in thousands)

Balance at October 1, 2002                                 $           60
Interest accrued                                                        5
Interest and capital repaid                                           (65)
                                                            -------------
Balance at September 30, 2003                                       -
                                                            =============

The above loan was provided by a former stockholder of the Company. The loan was unsecured and carried interest at 10.25%. It was repaid in June 2003.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)



Note 13 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

                                                          At September 30,
                                                          -----------------
                                                                 2003
                                                           ---------------
                                                           (in thousands)
Compensation related                                       $        4,212
Rebates/dealer incentives                                           1,288
Sales taxes payable                                                   425
Finance lease - current portion                                       811
Audit and accountancy costs                                           286
Commissions                                                           483
Property rentals                                                      282
Provisions                                                          2,289
Other                                                               2,717
                                                           ---------------
                                                           $       12,793
                                                           ===============

Note 14 - Director's Loan Payable

The managing director of the Megapro screwdriver division had previously provided a loan of $100 to the Company. The loan was unsecured, due on demand, bore interest at 10.25% per annum and had no specific terms of repayment. The loan was discharged as part of the sales consideration due from the director on the sale of the screwdriver division (note 4).

Note 15 - Other Liabilities

Other liabilities comprise:

                                                            At September 30,
                                                           ------------------
                                                                   2003
                                                             ---------------
                                                             (in thousands)
Finance lease liabilities - non current portion              $        1,144
Property rentals                                                        523
Governments grants received                                             120
                                                             ---------------
                                                             $        1,787
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

The Company's funding policy with respect to the plan is to contribute annually not less than the minimum required by applicable UK law and pension regulations. In the year ended September 30, 2003 contributions amounted to $2.8 million and in the year to September 30, 2002 contributions totaled $3.4 million.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 16--Pension Plan - continued

        The Company's actuarial advisers carried out a valuation of the plan under SFAS 87 at both September 30, 2003 and September 30, 2002. The following table, as provided by the actuary, analyzes the movement in the pension plan liability between September 30, 2002 and September 30, 2003 and provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of the Company's defined benefit pension plan with the amounts recognized in the Company's balance sheet at September 30 2003:

                                                                ---------------
                                                                 (in thousands)
Change in projected benefit obligation:
Benefit obligation at September 30, 2002                         $      132,953
Service cost                                                              1,439
Interest cost                                                             7,996
Employee contributions                                                      934
Foreign currency exchange rate changes                                    9,190
Actuarial loss                                                            8,977
Benefits paid                                                            (7,384)
                                                                 ---------------
   Projected benefit obligation at September 30, 2003            $      154,105
                                                                 ===============

Change in fair value of plan assets:
Fair value of plan assets at September 30, 2002                  $      109,141
Actual return on plan assets                                             11,284
Foreign currency exchange rate changes                                    7,544
Employer contributions                                                    2,836
Employee contributions                                                      934
Benefits paid                                                            (7,384)
                                                                 ---------------
Fair value of plan assets at September 30, 2003                  $      124,355
                                                                 ===============

Funded status of plan:
Projected benefit obligation in excess of plan assets            $      (29,750)
Unrecognized net actuarial loss                                          47,637
                                                                 ---------------
Net amount recognized                                            $       17,887
                                                                 ===============

Amounts recognized in the balance sheet consist of:
Accrued pension liability                                        $      (25,262)
Other comprehensive income                                               43,149
                                                                 ---------------
    Net amount recognized                                        $       17,887
                                                                 ===============

         The accumulated benefit obligations of the pension plan are in excess of its assets. The projected benefit obligation, accumulated benefit obligation, and fair value of assets for the pension plan were $154.1 million, $149.6 million, and $124.4 million, respectively, as of September 30, 2003.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)


Note 16--Pension Plan - continued


         The assumptions used and the net periodic pension cost for the Company's defined benefit plans are presented below:

                                                            2003         2002
                                                        ------------ -----------
Weighted average assumptions as of September 30, 2003
Discount rate                                                 5.50%       5.75%
Rate of compensation increase                                 2.50%       2.25%
Expected return on assets                                     7.50%       7.50%
Fixed pension increase                                        5.00%       5.00%
LPI pension increase                                          2.50%       2.25%
Post 1988 GMP increase                                        2.00%       1.85%

                                                            2003          2002
                                                        ------------ -----------
Components of net periodic benefit cost Defined benefit
plans:
Service cost                                            $     1,439   $   1,647
Interest cost                                                 7,996       7,442
Expected return on plan assets                               (9,915)     (9,064)
Recognition of actuarial loss                                   754        -
                                                        ------------ -----------
Net periodic cost                                       $       274   $      25
                                                        ============ ===========

         The tables above set forth the historical components of net periodic pension cost for the employees associated with the Company and is not necessarily indicative of the amounts to be recognized by the Company on a prospective basis.

          The valuation results are sensitive to the choice of key financial assumptions. These assumptions are determined by the Company in consultation with its actuarial advisers and auditors. The major financial assumptions have been derived as follows:

         The Company sets the discount rate assumption annually for the retirement benefit plan at its respective measurement date to reflect the yield of high quality fixed-income corporate bonds.

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

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)



Note 16--Pension Plan - continued

         The following table illustrates the sensitivity to a change in certain of the key assumptions used in calculating the assets and liabilities of the pension plan:


                                Impact on 2004     Impact on      Impact on
                               Pre-Tax Pension   September 30,  September 30,
Change in Assumption             Expense             2003        2003 Equity
                                                      PBO       (Net of tax)
--------------------------------------------------------------------------------
25 basis point
decrease in discount          +$0.501 million  +$6.284 million  -$4.232 million
rate

25 basis point
increase in discount          -$0.446 million  -$5.616 million  +$3.773 million
rate

25 basis point
decrease in expected          +$0.335 million      -               -
return on assets

25 basis point
increase in expected          -$0.335 million      -               -
return on assets


Note 17--Leases

         Rental expense for operating leases in the year to September 30, 2003 was $0.8 million. Operating lease costs in the year to September 30, 2002 amounted to $0.9 million. Future minimum rental commitments under non-cancelable operating leases as of September 30, 2003 are:

                                                    (in thousands)
                                                   ----------------

2004                                               $          798
2005                                                          775
2006                                                          780
2007                                                          785
Thereafter                                                    789
                                                         ---------
Total minimum lease payments                        $       3,927
                                                         =========

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)


Note 17--Leases -continued

         Under capital lease agreements, the Company is required to make certain monthly, quarterly or annual lease payments through 2007. The aggregate minimum capital lease payments for the next four years, with their present value as of September 30, 2003, are as follows:

                                                   (in thousands)
                                                   ----------------

2004                                               $          856
2005                                                          691
2006                                                          414
2007                                                          102
                                                       ------------
Total minimum lease payments                                2,063
Less amount representing interest at 5.25%                   (108)
                                                       ------------
Present value of net minimum lease payments                 1,955
Less current portion                                         (811)
                                                       ------------
Long-term portion                                  $        1,144
                                                       ============


Note 18 - Common Stock

         Authorized: 25,000,000 Common shares with a par value of $.001 per share

Note 19 - Stock Option Plan

          On January 20, 2000, the Company's board of directors approved a Stock Option Plan which provided for incentive stock options and non-qualified stock options to be granted to officers, employees, directors and consultants to the Company. Subject to restrictions outlined in the Stock Option Plan, options granted, terms of exercise and expiration of options were determined by the Board of Directors or by a compensation committee selected by the Board of Directors. The maximum number of shares of the Company's common stock that could be granted under the plan was 950,000 shares increased quarterly commencing April 1, 2000 by the lessor of (i) 15% of the outstanding shares of the common stock on the first day of the fiscal quarter less the number of shares of common stock which could be granted under the plan prior to the first day of the applicable fiscal quarter or (ii) a lessor amount determined by the Board of Directors. No option was exercisable after the expiration of the earliest of (i) ten years after the option was granted and (ii) three months after the date of termination of the optionor's employment. Under the terms of the plan no options could be granted to any employee of the Company who owned more than 10% of the voting stock of the Company or its subsidiaries unless the option price was at least 110% of the fair market value of the shares subject to the option and the option was not exercisable after the expiration of five years from the date such option was granted.

         The stock option plan was cancelled on September 6, 2002 following the acquisition of Megapro Tools, Inc., via a reverse takeover, on that date.

Note 20 - Stock Options

         Pro-forma information regarding Net Loss and Loss per Share is required under SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. As explained in note 18, above, the stock option plan was cancelled on September 6, 2002. No options were granted in the year to September 30, 2002 and 50,000 options were granted in the year ended September 30, 2003.. The fair value of options granted in this period was $0.65. The fair value was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions: no dividends, an average risk-free interest rate of 3.01% (2001 - 5.59%), volatility factor of the expected market price of the Company's common stock of 100% (2001 - 0.00%) and a weighted average expected life of the options of two years.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)


Note 20 - Stock Options  - continued:


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


Note 21 - Stock Compensation

         There were no stock compensation transactions in the year ended September 30, 2003. Items of stock compensation in the year ended September 30, 2002 were as follows:

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

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)


Note 22 - Related Party Transactions and Balances

Transactions for the year ended September 30, 2003 and the year ended September 30, 2002 were as follows:

                                                  For the Fiscal Year Ended
                                                         September 30,
                                                        2003           2002

Interest on the promissory note
payable to a
significant stockholder of the company
and interest on director's loan                        $12             $7
                                                   ========         ==========

Note 23--Segment Data

         The Company's principal operations relate to the manufacture and distribution of a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools. These operations are conducted through business divisions located primarily in the United Kingdom, France, USA and Australasia.

         Given below are summaries of the significant accounts and balances by business segment and by geographical location, reconciled to the consolidated totals. In both years, transactions and balances applicable to the Company's distribution companies in France, Australia and New Zealand have been aggregated with the hand and garden product businesses since these products represent the most significant proportion of the distribution companies' trades. The summaries also provide an analysis of the accounts and balances between continuing and discontinued operations.

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

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 23--Segment Data - continued

The following is a summary of the significant accounts and balances
(in thousands) by business segment, reconciled to the consolidated totals.


                                           Sales                          Long-lived Assets (a)
                               --------------------------------       -----------------------------
                                 Year Ended      Year Ended             Year Ended    Year Ended
                               September 30,    September 30,         September 30,   September 30,
                                   2003            2002                  2003            2002
                               -------------  ---------------         ------------   --------------
  Hand & garden tools              $ 69,959         $ 65,940              $ 6,640          $ 6,638
  Metrology tools                    13,571           13,684                2,699            2,318
  Magnetic products                   8,315            8,262                1,023              915
  Screwdrivers                        1,093               84                 -                 200
  Corporate                            -                -                   9,199            8,781
                               -------------  ---------------         ------------   --------------
     Total                         $ 92,938         $ 87,970             $ 19,561         $ 18,852
                               =============  ===============         ============   ==============

Attributable to:
Continuing operations               $91,845          $87,886               $19,561          $18,652
Discontinued operations               1,093               84                  -                 200
                               -------------  ---------------         ------------   --------------
                                    $92,938          $87,970               $19,561          $18,852
                               =============  ===============         ============   ==============

                                       Depreciation                          Capital expenditure
                               --------------------------------       -----------------------------
                                 Year Ended      Year Ended             Year Ended    Year Ended
                               September 30,   September 30,          September 30,     September 30,
                                   2003            2002                  2003            2002
                               -------------  ---------------         ------------   --------------
  Hand & garden tools               $ 1,901          $ 2,183              $ 1,863          $ 1,181
  Metrology tools                       400              473                  638              139
  Magnetic products                     234              362                  337               75
  Screwdrivers                           14                2                    2                5
  Corporate                             192              191                   93               34
                               -------------  ---------------         ------------   --------------
     Total                          $ 2,741          $ 3,211              $ 2,933          $ 1,434
                               =============  ===============         ============   ==============

Attributable to:
Continuing operations               $ 2,727          $ 3,209               $ 2,931          $ 1,429
Discontinued operations                  14                2                     2                5
                               -------------  ---------------         ------------   --------------
                                    $ 2,741          $ 3,211               $ 2,933          $ 1,434
                               =============  ===============         ============   ==============

                                     Operating Income                        Net Interest
                               --------------------------------       -----------------------------
                                 Year Ended      Year Ended             Year Ended    Year Ended
                               September 30,   September 30,          September 30,     September 30,
                                   2003            2002                  2003            2002
                               -------------  ---------------         ------------   --------------
  Hand & garden tools               $ 3,404          $ 2,952               $ (255)          $ (358)
  Metrology tools                     1,380               91                  (18)             (17)
  Magnetic products                   1,715           (1,214)                 (14)              (8)
  Screwdrivers                          (17)             (10)                 (21)              (2)
  Corporate                            (135)          (3,147)                  61              149
                               -------------  ---------------         ------------   --------------
     Total                         $  6,347          $(1,328)              $ (247)          $ (236)
                               =============  ===============         ============   ==============

Attributable to:
Continuing operations               $ 6,364          $(1,318)              $  (237)         $  (234)
Discontinued operations                 (17)             (10)                  (10)              (2)
                               -------------  ---------------         ------------   --------------
                                    $ 6,347          $(1,328)              $  (247)         $  (236)
                               =============  ===============         ============   ==============


                     (a) Represents property, plant and equipment, net.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 23--Segment Data - continued

The following table presents certain data by geographic areas (in thousands):

                                       Sales (a)                      Long-lived Assets (b)
                             --------------------------------      ----------------------------
                              Year Ended      Year Ended             Year Ended    Year Ended
                              September 30,  September 30,         September 30,  September 30,
                                 2003            2002                 2003            2002
                             -------------   -------------         ------------   -------------
  United Kingdom                 $ 38,625        $ 40,814             $ 17,706        $ 17,047
  Europe                           17,159          15,439                1,243           1,135
  Australasia                      20,215          16,136                  605             463
  North America                     6,802           7,390                    7             207
  Other                            10,137           8,191                    -               -
                             ------------- ---------------         ------------   -------------
     Total                       $ 92,938        $ 87,970             $ 19,561        $ 18,852
                             ============= ===============         ============   =============

Attributable to:
Continuing operations             $91,364        $  7,886             $ 19,561        $ 18,652
Discontinued operations             1,093              84                 -                200
                               -------------  ---------------         ------------   --------------
                                  $92,938        $  7,970             $ 19,561        $ 18,852
                               =============  ===============         ============   ==============

                                      Depreciation                      Capital expenditure
                             --------------------------------      ----------------------------
                              Year Ended      Year Ended             Year Ended    Year Ended
                             September 30,   September 30,         September 30,  September 30,
                                 2003            2002                 2003            2002
                             -------------   -------------         ------------   -------------

  United Kingdom                  $ 2,303         $ 2,913              $ 2,585         $ 1,241
  Europe                              117              73                   11              20
  Australasia                         301             223                  330             161
  North America                        20               2                    7              12
                             ------------- ---------------         ------------   -------------
     Total                        $ 2,741         $ 3,211              $ 2,933         $ 1,434
                             ============= ===============         ============   =============

Attributable to:
Continuing operations             $ 2,727        $  3,209             $  2,931        $  1,429
Discontinued operations                14               2                    2               5
                               -------------  ---------------         ------------   -----------
                                  $ 2,741        $  3,211             $  2,933        $  1,434
                               =============  ===============         ============   ===========

                                   Operating income                Net Interest
                             --------------------------------      ----------------------------
                              Year Ended      Year Ended             Year Ended     Year Ended
                             September 30,   September 30,          September 30,  September 30,
                                 2003            2002                 2003            2002
                             -------------   -------------         ------------   -------------
  United Kingdom                 $  6,333         $ (1,415)             $  (77)         $   58
  Europe                              (85)            (251)               (186)           (166)
  Australasia                         595              376                 (10)           (126)
  North America                      (496)             (38)                 26              (2)
                             ------------- ---------------         ------------   -------------
     Total                       $  6,347         $ (1,328)             $ (247)         $ (236)
                             ============= ===============         ============   =============

Attributable to:
Continuing operations             $ 6,364        $ (1,318)            $   (237)       $   (234)
Discontinued operations               (17)            (10)                 (10)             (2)
                               -------------  ---------------         ------------   -----------
                                  $ 6,347        $ (1,328)            $   (247)       $   (236)
                               =============  ===============         ============   ===========



(a) Sales are attributed to geographic areas based on the location of the customers.
(b) Represents property, plant and equipment, net.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 24--Financial instruments

         In the normal course of its business, the company invests in various financial assets and incurs various financial liabilities. The company also enters into agreements for derivative financial instruments to manage its exposure to fluctuations in foreign currency exchange rates. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the company might pay or receive from actual market transactions. The company had the following financial assets and liabilities at September 30, 2003 and 2002.

         Financial Assets and Liabilities
         Cash and cash equivalents, accounts receivable, short-term borrowings, notes and accounts payable and long-term debt. In respect of these items fair value approximates to the carrying amounts indicated in the balance sheets at September 30, 2003 and 2002.

           Forward Exchange Contracts
         The Company had $309 and $875 in respect of forward exchange contracts outstanding as of September 30, 2003 and 2002, respectively, in order to hedge the foreign currency risk of certain accounts receivable and accounts payable transactions. These transactions are expected to crystallize within five months of the period end. The estimated fair values of the Company's forward exchange contracts at September 30, 2003 and 2002, which equal the carrying amounts of the related accounts receivable and accounts payable balances were $324 and $872. Changes in the fair value of forward exchange contracts designated and qualifying as cash flow hedges are reported in accumulated other comprehensive income (loss). These amounts are subsequently reclassified into earnings through other income (expenses) in the same period that the hedged items affect earnings. Most reclassifications occur when the products related to a hedged transaction are sold to customers or purchased from suppliers. Substantially all unrealized losses on derivatives included in accumulated other comprehensive income (loss) at the end of the year are expected to be recognized in earnings within the next five months.

Note 25--Commitments and Contingencies


         The Company had outstanding documentary letters of credit totaling $1.5 million at September 30, 2003 relating primarily to inventory purchases from suppliers in the Far East.

         The Company's bank accounts held with the HSBC Bank plc by UK subsidiaries of Spear & Jackson plc and Bowers Group plc form a pooled fund. As part of this arrangement the companies involved have entered into a cross guarantee with HSBC Bank plc to guarantee any bank overdraft of the entities in the pool. At September 30, 2003 the extent of this guarantee relating to gross bank overdrafts was $24.6 million (September 30, 2002 $22.0 million). The overall pooled balance of the bank accounts within the pool at September 30, 2003 was a net cash in hand balance of $1.7 million (September 30, 2002 $2.0 million).

         The bank overdraft and other facilities of Spear & Jackson Australia Pty. Limited have been guaranteed by its immediate parent, James Neill Holdings Limited and the bank overdraft and other facilities of Spear & Jackson France SA have been guaranteed by Spear & Jackson plc.

    Commitments under non-cancelable operating leases are disclosed in note 17.

         The Company is currently involved in a legal action with the former managing director of Spear & Jackson plc concerning the amount of severance compensation payable following his dismissal as managing director as part of a management reorganization program in November 2002. The outcome of this action will not be known until later in 2004 but the Company is confident that the amounts provided in respect of the dispute will be adequate to cover any amounts payable should the Company's defense be unsuccessful.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 25--Commitments and Contingencies - contd.


         From time to time, the Company is also subject to legal proceedings and claims arising from the conduct of its business operations, including litigation related to personal injury claims, customer contract matters, employment claims and environmental matters. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts accrued or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operation of the Company.


Note 26--Subsequent Events

         In October 2003 the Company completed the purchase of freehold land and buildings at Wednesbury in the United Kingdom for a total consideration of $3.2 million. The property, comprising a manufacturing plant, office premises and warehouse, was acquired from Jacuzzi Brands Inc. which was the former owner of Spear & Jackson plc and Bowers Group plc and which currently holds 30% of the issued stock of Spear & Jackson, Inc.

         The property is occupied by Spear & Jackson Garden Products Limited, one of the principal UK manufacturing subsidiaries of Spear & Jackson plc. Spear & Jackson Garden Products Limited owned the site until the property was sold to Jacuzzi prior to that company's divestment of its stock holdings in Spear & Jackson plc and Bowers Group plc in September 2002. The sale price at that date was agreed at (pound)2 million based on appraisals prepared by third party property valuers.

Note 27 - Restatement of Previously Issued Financial Statements

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

Amendment No. 2 to the Annual Report on Form 10-KSB for the year to September 30, 2002 was filed on December 29, 2003 in order to amend and restate the consolidated financial statements for both the year ended September 30, 2002 and the year ended September 30, 2001. Adjustments that impacted on the Consolidated Statement of Operations and the Consolidated Statement of Changes in Shareholders' Equity for the year ended September 30, 2002, both of which statements are presented as prior year comparatives in the current year financial statements, are as follows:

1. The presentation of the Company's UK defined benefit pension plan was restated. The adjustments required arose from errors and omissions in the calculations that were prepared by the Company's actuaries when producing the pension plan disclosures that were originally included in Amendment 1 to Form 10-KSB. The errors and omissions comprised:

         a) Overstatements in the calculation of the market related value of assets, which meant that additional unrecognized actuarial losses should have been amortized in the consolidated income statement for the year ended September 30, 2002.

b) At September 30, 2002, no comparison of the fair value of plan assets to the accumulated benefit obligation ("ABO") was performed. Consequently a pension prepayment was incorrectly recognized in the consolidated balance despite the ABO being in excess of the fair value of plan assets. The 2002 consolidated balance sheet was therefore amended to properly record an additional minimum pension liability equivalent to the shortfall of plan assets compared to the plan's ABO.

         Item (a) impacted the previously reported figure for SGA expenses and also the tax charge for the year. Item (b) resulted in the previously disclosed pension asset of $14,962 being presented as a pension liability of $20,442 with corresponding debit entries being made to deferred taxation ($10,621) and to the "Other Comprehensive Income
         (Loss)" caption within shareholders' equity ($24,343).

2. The fair value of the consideration for the deemed acquisition of Megapro Tools, Inc. was revised. This resulted in goodwill of $1,138 being recognized which was then written off following a goodwill impairment review.

3. Sales rebates totaling (pound)3,009 in 2002, which were previously presented as a component of SG and A expense, were reanalyzed and shown as a reduction to sales.

4. Expanded disclosures were included in "Other Comprehensive Income" in respect of unrealized gains and losses on derivative instruments to provide the quantified disclosures required by paragraphs 45-47 of SFAS 133.

In addition to the above, following the disposal of the Company's Megapro screwdriver division in September 2003, the results of that business have been re-classified as discontinued operations in the Company's Consolidated Statement of Operations for the year ended September 30, 2003 and the comparatives for the year ended September 30, 2002 have been similarly presented.


The following tables present the consolidated statement of operations for the year ended September 30, 2002 as previously reported and as restated. The financial information is presented in thousands, except for per share data.

Spear & Jackson, Inc.
Consolidated Statement of Operations
                                                    For the Fiscal Year Ended

                                                        September 30, 2002
                                  ---------------------------------------------------------
                                  As Previously    As Restated        Discontinued   As Restated
                                    Reported    Before Disclosure      Operations  After Disclosure
                                                 Of Discontinued                    Of Discontinued
                                                   Operations                        Operations
                                  ------------- -----------------     ------------ -----------------
Net sales                          $ 90,979         $ 87,970            $   (84)       $ 87,886
Cost of goods sold                   62,006           62,006                (52)         61,954
                                    --------         --------            -------        ---------
Gross profit                         28,973           25,964                (32)         25,932

Operating costs and expenses:
Selling, general and
 administrative expenses             30,355           27,292                (42)         27,250
                                    --------         --------            -------        ---------
Operating income (loss) from
 continuing operations               (1,382)          (1,328)                10          (1,318)

Other income (expense)
Royalties (net)                          13               13                  -              13
Rental income                           125              125                  -             125
Interest and bank charges (net)        (236)            (236)                 2            (234)
Goodwill impairment loss               -              (1,138)             1,138            -
                                    --------         --------            -------        ---------
Income (loss) from continuing
 operations before taxation          (1,480)          (2,564)             1,150          (1,414)
Provision for income taxes             (931)            (948)              -               (948)
                                    --------         --------            -------        ---------
Income (loss) from
 continuing operations               (2,411)          (3,512)             1,150          (2,362)
                                    ========         ========            =======        =========

Discontinued operations:
 Loss from operations of Megapro
 screwdriver division                                                       (12)            (12)
 Goodwill impairment loss                                                (1,138)         (1,138)
                                    --------         --------            -------        ---------
Loss from discontinued operations      -                -                (1,150)         (1,150)
                                    --------         --------            -------        ---------
Net loss                             (2,411)          (3,512)              -             (3,512)
                                    ========         ========            =======        =========

Basic and diluted loss per share

From continuing operations         $ (0.59)         $  (0.86)           $  0.28        $  (0.58)
From discontinued operations                                              (0.28)          (0.28)
                                    --------         --------            -------        ---------
                                   $ (0.59)         $  (0.86)           $     -        $  (0.86)
                                    ========         ========            =======        =========

Weighted average shares
 outstanding                      4,100,071         4,100,071           4,100,071       4,100,071
                                  =========         =========           =========       =========

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

ITEM 8A.          CONTROLS AND PROCEDURES.

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of September 30, 2003 are as follows:

Directors:

Name of Director      Age                  Title

Dennis Crowley        42        Chairman, Chief Executive Officer, and President

Joseph Piscitelli     64        Director

William Fletcher      57        Chief Financial Officer

Robert Dinerman       67        Director

John Harrington       62        Director

We have set forth below a brief description of the background and business experience of our executive officers and directors for the past five years.

Mr. Dennis Crowley is our Chief Executive Officer, Secretary and Treasurer and Chairman of the Board. Mr. Crowley was appointed in September 2002. Mr. Crowley has served as the principal owner of PNC Investments Ltd, a private merchant banking firm, since 1997.

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

Robert Dinerman was appointed a director in during fiscal 2003. Mr Dinerman was Vice President - Administration of a frozen food corporation for many years and more recently was chairman of Envision Industries. He is currently a board member of Spring Valley Bank and is also chairman of the Cincinnati Psychoanalytic Institute. Mr Dinerman received a BA in psychology from Lebanon Valley College, Pennsylvania in 1958 and an MA in psychology from Xavier University, Cincinnati in 1967. A licensed psychologist, Mr Dinerman taught for over 25 years in the Graduate School of Business Administration at Xavier University where he became Assistant Professor in the Department of Psychology.

John R Harrington, Jnr. was appointed a director in during fiscal 2003. Mr Harrington has 30 years experience in the banking and trust fields and, following his retirement from banking, he established an investment and financial advisory service, Harrington Capital Management, of which he is President. Mr Harrington holds a degree in economics

Term of Office

Our Directors are appointed for terms of one year to hold office until the next annual general meeting of the holders of our common stock, as provided by the Nevada Revised Statutes, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. For the fiscal period ended September 30, 2003, the Board acted once by unanimous consent.

Committees

The Company presently has no committees of its Board of Directors. The Company has not appointed an audit committee at the present time and the Board in its entirety serves as the audit committee. Messrs. Robert Dinerman and John Harrington are independent directors.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms received by it, we believe that during the fiscal period ended September 30, 2003, all such filing requirements applicable to our officers and directors were complied with except that Dennis Crowley omitted to include in his initial statement of beneficial ownership, the ownership of 74,500 shares by an affilated entity.

ITEM 10.          EXECUTIVE COMPENSATION. COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information as to each individual who served as the Company's chief executive officer during the year ended September 30, 2003 and each executive officer who received in excess of $100,000 for such fiscal period.


                                             SUMMARY COMPENSATION TABLE
--------------------------- --------- -------------------------------- --------------------------------- ----------
                   Annual Compensation Long-Term Compensation
--------------------------- --------- -------------------------------- --------------------------------- ----------
                                                                               Awards           Payouts
--------------------------- --------- ----------- --------- ---------- ---------------------- ---------- ----------
                                                                                   Securities
                                                               Other                 Under-
                                                              Annual   Restricted     Lying               All Other
   Name and Principal                                         Compen-     Stock     Options/     LTIP      Compen-
        Position               Year     Salary      Bonus     sation    Award(s)      SARs      Payouts    sation
                                                                ($)        ($)         (#)        ($)        ($)
           (a)                  (b)       (c)        (d)        (e)        (f)         (g)        (h)        (i)
--------------------------- --------- ----------- --------- ---------- ----------- ---------- ---------- ----------
Dennis Crowley              2003        365,907       -          -          -           -          -          -
Chief  Executive  Officer,  2002         30,000       -          -          -           -          -          -
President, and
Chairman***
--------------------------- --------- ----------- --------- ---------- ----------- ---------- ---------- ----------
W. Fletcher                 2003        141,000      5,000     15,160      -           -          -         44,371
Chief Financial Officer**
--------------------------- --------- ----------- --------- ---------- ----------- ---------- ---------- ----------
Neil Morgan*                2002        146,485       -          -          -           -          -          -
                            2001        142,405     51,714       -          -           -          -          -
--------------------------- --------- ----------- --------- ---------- ----------- ---------- ---------- ----------

         ***      Mr. Crowley was appointed Chief Executive Officer, President and Chairman of the Board in September 2002.
         **       Mr. Fletcher was appointed Chief Financial Officer in September 2002.
         *        Mr. Morgan resigned his officer and director positions in September 2002.

Stock Option Grants

No stock options were granted to our directors and executive officers during our most recent fiscal year ended September 30, 2003.

Exercises of Stock Options and Year-end Option Values

No stock options held by our directors and executive officers were exercised during our most recent fiscal year ended September 30, 2003. At September 30, 2003, no director or executive officer held any stock options.

Compensation Arrangements

In September 2002, the Company entered into an employment agreement with Neil Morgan which terminated in March 2003. Under the terms of such agreement, Mr. Morgan received a salary at a monthly rate of $12,500 per month payable semi-monthly solely out of available cash flow from the Company's Vancouver and Seattle operations.

In September 2002, the Company entered into an employment agreement with Joseph Piscitelli which terminated in March 2003. Under the terms of that employment agreement, Mr. Piscitelli served as the Company's Chief Operating Officer. Mr. Piscitelli received a salary at a monthly rate of $10,000 per month paid semi-monthly. Under the terms of the agreement Mr. Piscitelli agreed that he would not, during the term of such agreement and for a period of six months from the date of termination, engage in any competitive business activities with the Company in the State of Florida, call upon any of the Company's customers or clients for the purposes of engaging in any competitive activities or divert, solicit or take away any of the Company's customers or clients for the purpose of engaging in any competitive activities.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth our common stock ownership information as of October 1, 2002, with respect to(i) each person known to us to own more than five percent (5%) of our outstanding common stock, (ii) each director of the Company; and(iii) all directors and executive officers as a group. The information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 2200 Corporate Boulevard, Suite 314, Boca Raton, FL 33431.

                                                             Percent of Shares
Name and Address              Shares Beneficially Owned         Outstanding

PNC Tool Holdings LLC (1)            6,005,561                     51.15%

Dennis Crowley(1)                    6,085,061                     51.83%

Joseph Piscitelli(2)                     4,000                         *

William Fletcher(3)                       -                          -

John Harrington                         44,631                         *

Robert Dinerman                         53,076                         *

USI Global Corp.                     3,543,281                     30.18%
777 S. Flagler Drive
Suite 1108
West Palm Beach, FL 33495

All Executive Officers and           6,187,768                     52.70%
directors as a group
(3 persons)
-----------------
* Less than 1.0%

         (1) Dennis Crowley is the Company's Chief Executive Officer, President, Treasurer and a Director. He is the sole owner of PNC Tools Holdings LLC and majority shareholder of Arden Enterprises. Includes 6,005,561 shares beneficially held by PNC Tools Holdings, LLC and 74,500 shares beneficially held by Arden Enterprises.

         (2) Joseph Piscitelli is a Director of the Company.

         (3) William Fletcher is the Chief Financial Officer of the Company.

         (4) John Harrington is a Director of the Company. Includes 15,000 shares owned by Mr. Harrington's wife.

         (5) Robert Dinerman is a Director of the Company. He is the owner along with his family of Envision Worldwide Products, Ltd. Includes 53,076 shares beneficially held by Worldwide Products, Ltd.

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

Mr. Neil Morgan, our former president, had advanced to us a total of $100,019. The loan was unsecured, bore interest at 10.25% per annum and had no specific repayment terms. The loan was settled on September 30, 2003 as part of the sales consideration for the disposal of the Megapro screwdriver division.

Mr. Robert Jeffery, a shareholder who owned in excess of 10% of our common stock, had previously advanced unsecured shareholders loans in an amount of $60,000 bearing interest at the rate of 10.25% per annum. The loans were repaid in March 2003.

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

During the 2003 fiscal year, the Company carried out a strategic review of its Megapro screwdriver division, which was operating at a loss. It was determined that the division was no longer a core activity of the Company, and various divestment strategies were considered. Disposition of the assets was undertaken by Neil Morgan, who was heading up Megapro, to a separate group, which included Mr. Morgan, and in exchange for which Spear & Jackson, Inc. received promissory notes and other receivables from management of $284,000, as well as discharge of a loan in the amount of approximately $100,000 owed by the Company to Neil Morgan. The assets disposed of had a net book value of approximately $384,000.

         While the Company was evaluating the disposition of this non-core activity, no specific authorization was afforded to prior management to formally dispose of the operations of the Megapro assets pending approval by the Board of Directors of the Company. Management is reviewing the terms of the transaction as well as evaluating the receivable and the assets purportedly conveyed to consider its course of action in this matter and whether it will require adjustment of the consideration received in addition to the $97,000 already provided as potentially irrecoverable in the Company's financial statements for the year ended September 30, 2003.

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

10.4 Stockholders' Agreement dated September 2002, between us, USI Mayfair Limited, PNC Tool Holdings LLC, and Dennis Crowley(3)
10.5    Employment Agreement dated September 2002, between us and Neil Morgan(2)
10.6 Employment Agreement dated September 2002, between us and Joseph Piscitelli(2)
21      List of Subsidiaries
31.1    Certification of Principal Executive Officer
31.2    Certification of Principal Financial and Accounting Officer
32.1    Certification  of Principal  Executive  Officer  Pursuant to 18 U.S.C.
        Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2    Certification  of Principal  Accounting  Officer  Pursuant to 18 U.S.C.
        Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (1) Filed as an exhibit to the Company's Form SB-2 registration statement, as amended, filed with the Securities and Exchange Commission originally on July 3, 2000 and as amended through April 23, 2001.
         (2) Filed as an exhibit to the Company's Form 10-KSB registration statement filed with the Securities and Exchange Commission on January 13, 2003.
         (3) Filed as an Exhibit to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2002.

                  (b) REPORTS ON FORM 8-K

On August 27, 2003 we filed a current report on Form 8-K disclosing the repurchase of 270,000 shares of the Company's common stock.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 13, 2004                      SPEAR & JACKSON, INC.

                                            By:/s/ Dennis Crowley
                                                ---------------------------
                                                   Dennis Crowley
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 13, 2004                     By: /s/Dennis Crowley
                                                -----------------------------
                                                   Dennis Crowley
                                                   Chief Executive Officer,
                                                   President, and a Director
                                                   (Principal Executive Officer)

Dated: January 13, 2004                     By: /s/William Fletcher
                                                -----------------------------
                                                   William Fletcher
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

Dated: January 13, 2004                     By: /s/Joseph Piscitelli
                                                -----------------------------
                                                   Joseph Piscitelli
                                                   Director

Dated: January 13, 2004                     By: /s/John Harrington Jr.
                                                -----------------------------
                                                   John Harrington Jr.
                                                   Director

Dated: January 13, 2004                     By: /s/Robert Dinerman
                                                -----------------------------
                                                   Robert Dinerman
                                                   Director