Form 10-Q
period 2003-12-31
SPEAR & JACKSON INC
filed 2004-02-13
CIK 1107206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                     For the quarter ended December 31, 2003

                                       OR

 [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

 For the transition period from _____________ to ____________

                         Commission file number 0-32013

                              SPEAR & JACKSON, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                     91-2037081
-------------------------------                      ---------------
(State of other jurisdiction of                     (I.R.S. Employer
incorporation or organisation)                       Identification Number)

2200 Corporate Boulevard, Suite 314
Boca Raton, Florida                                     33431
----------------------------------------                --------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: 561-999-9011

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1034 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Registrant had 11,741,122 shares of Common Stock, $.001 par value per share, outstanding as of February 13, 2004.

                              Spear & Jackson, Inc.


                                      INDEX



PART I.  FINANCIAL INFORMATION
                                                                   Page Number
Item 1   Financial Statements (Unaudited)

         Consolidated Balance Sheets December 31, 2003
         and September 30, 2003 (audited)                                1

        Consolidated Statements of Operations - Three Months
        ended December 31, 2003 and 2002                                 2

        Consolidated Statements of Comprehensive Income (Loss) -
        Three Months ended December 31, 2003 and 2002                    3

        Consolidated Statements of Cash Flows - Three Months
        ended December 31, 2003 and 2002.                                4

        Notes to Consolidated Financial Statements                      5-12

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            13-26

Item 3  Quantitative and Qualitative Disclosures About Market            26
        Risk

Item 4  Controls and Procedures                                          27

PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                28

Item 2  Changes in Securities and Use of Proceeds                        29

Item 3  Defaults Upon Senior Securities                                  29

Item 4  Submission of Matters to a Vote of Security Holders              29

Item 5  Other Information                                                29

Item 6  Exhibits and Reports on Form 8-K                                 29

SIGNATURES                                                               30

                              SPEAR & JACKSON, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                        At December 31,       At September 30,
                                             2003                   2003
                                        ---------------       ----------------
                                         (Unaudited)
                          ASSETS
Current assets:
 Cash and cash equivalents                $  6,827               $  9,191
 Trade receivables, net                     17,257                 15,432
 Inventories                                26,046                 23,350
 Other current assets                        1,344                    999
                                           --------               --------
Total current assets                        51,474                 48,972

Property, plant and equipment, net          24,117                 19,561
Deferred taxation                           11,671                 10,919
Investments                                    159                    148
                                           --------               --------
Total assets                              $ 87,421               $ 79,600
                                           ========               ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                            $  1,556               $    304
 Trade accounts payable                      9,171                  7,552
 Accrued expenses and other liabilities     13,421                 12,793
 Foreign taxes payable                         100                     50
                                           --------               --------
Total current liabilities                   24,248                 20,699
Other liabilities                            1,734                  1,787
Pension liability                           26,868                 25,262
                                           --------               --------
Total liabilities                           52,850                 47,748
                                           --------               --------
Stockholders' equity:
 Common stock                                   12                     12
 Additional paid in capital                 51,590                 51,590
 Accumulated other comprehensive
  income:
   Pension additional minimum
    liability                              (32,579)               (30,204)
   Foreign currency translation
    adjustment                              12,219                  7,406
   Unrealized losses on derivative
    instruments                                (15)                   (15)
 Retained earnings                           3,884                  3,603
 Less: 270,000 common stock held in
  treasury, at cost                           (540)                  (540)
                                           --------               --------
Total stockholders' equity                  34,571                 31,852
                                           --------               --------
                                          $ 87,421               $ 79,600
                                           ========               ========



   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                   (Unaudited)


                                 (in thousands)


                                         For the Three Months Ended
                                       December 31,        December 31,
                                           2003                2002
                                       ------------        -----------
                                                            (Restated)

Net sales                            $     22,982         $    22,182
Cost of goods sold                         15,807              15,250
                                      ------------         -----------
Gross profit                                7,175               6,932

Operating costs and expenses:
Selling, general and administrative
 expenses                                   6,676               5,376
                                      ------------         -----------
Operating income                              499               1,556

Other income (expense)
 Royalties                                   -                     12
 Rental income                                 36                  33
 Interest and bank charges (net)              (78)                (32)
                                      ------------         -----------
Income from continuing operations
 before income taxes                          457               1,569
 Provision for income taxes                  (176)               (386)
                                      ------------         -----------
Net income from continuing operations         281               1,183
                                      ------------         -----------
Discontinued operations:

Income from operations of Megapro
 screwdriver division (including
 taxation of $0)                             -                     28
                                      ------------         -----------
Total income from discontinued
 operations                                  -                     28
                                      ------------         -----------
Total net income                     $        281         $     1,211
                                      ============         ===========
Basic and diluted earnings
 per share:

From continuing operations           $       0.02         $      0.10

From discontinued operations         $       0.00         $      0.00
                                      ------------         -----------
Total                                $       0.02         $      0.10
                                      ============         ===========
Weighted average shares outstanding    11,741,122          12,011,122
                                      ============         ===========

   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                   (Unaudited)


                                 (in thousands)


                                           For the Three    For the Three
                                           Months Ended      Months Ended
                                           December 31,      December 31,
                                               2003              2002
                                           --------------   ---------------
                                                              (Restated)

Total net income                          $       281        $     1,211

Other comprehensive income (loss)

 Additional minimum pension liability          (2,375)              (894)
 Foreign currency translation adjustments       4,813              1,939
                                           --------------   ---------------
Total comprehensive income                $     2,719        $     2,256
                                           ==============   ===============











   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                  For the Three Months Ended
                                                          December 31,
                                                   ------------------------
                                                     2003           2002
                                                   ----------     ---------
                                                                  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to continuing and
 discontinued operations                           $    281       $   1,211
Adjustments to reconcile net income to net
 cash (used in) provided by operating
 activities:
 Depreciation                                           681             700
 Loss on sale of plant, property and equipment           14            -
 Deferred income taxes                                  109             411
Changes in operating assets and liabilities,
 excluding the effects of acquisitions and
 dispositions:
 (Increase) decrease in trade receivables              (317)          1,612
 Increase in inventories                               (655)         (2,150)
 (Increase) decrease in other current assets           (269)            193
 Contributions paid to pension plan                    (698)           (725)
 Decrease (increase) in other non-current assets        318            (100)
 Increase in trade accounts payable                     934           3,077
 Decrease in accrued expenses and other liabilities    (639)         (1,182)
 Increase in foreign taxes payable                       44              31
 Decrease in other liabilities                          (38)            (48)
                                                    --------       ---------
NET CASH (USED IN)PROVIDED BY
 OPERATING ACTIVITIES                                  (235)          3,030
                                                    --------       ---------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment           (3,425)           (183)
                                                    --------       ---------
NET CASH USED IN INVESTING ACTIVITIES                (3,425)           (183)
                                                    --------       ---------
FINANCING ACTIVITIES:
Repayment of long-term debt                            -                 (2)
Increase in (repayment of) overdraft                  1,228          (1,253)
                                                    --------       ---------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                 1,228          (1,255)
                                                    --------       ---------
Effect of exchange rate changes on
 cash and cash equivalents                               68              38
                                                    --------       ---------
CHANGE IN CASH AND CASH EQUIVALENTS                  (2,364)          1,630

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      9,191           6,486
                                                    --------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  6,827       $   8,116
                                                    ========       =========
SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest                         $     71       $    -
                                                    ========       =========
    Cash paid for taxes                            $     23       $      56
                                                    ========       =========



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

As further explained in note 4, below, the purchase of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc. (now Spear & Jackson, Inc.), which was completed on September 6, 2002, was treated as a reverse acquisition.

All significant intercompany accounts and transactions have been eliminated on consolidation.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to both the rules and regulations of the Securities and Exchange Commission and with instructions to Form 10-Q. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management, believes that all adjustments necessary to present fairly the Company's financial position as of December 31, 2003 and September 30, 2003, and the results of operations for the three month periods ended December 31, 2003 and December 31, 2002 and cash flows for the periods ended December 31, 2003 and December 31, 2002 have been included and that the disclosures are adequate to make the information presented not misleading. The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's and Subsidiaries' annual report on Form 10-KSB for the year ended September 30, 2003.

It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the year ended September 30, 2003 included in the Company's annual report filed on Form 10-KSB for the period then ended.

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

The results of operations for the three month period ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to prior period amounts to conform to current period presentation.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)


Note 1--Basis of Presentation - continued


The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Note 2 - Recently Issued Accounting Standards

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," ("SFAS No. 132") establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows.

In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim- period disclosures are effective for interim periods beginning after December 15, 2003. The Company will adopt the annual disclosures for its fiscal year ending September 30, 2004 and the interim disclosures for its fiscal quarter ending March 31, 2004. The adoption of the revised SFAS No. 132 will have no impact on the Company's results of operation or financial condition.

Note 3 - Critical Accounting Policies

         A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

         As disclosed in the annual report on Form 10-KSB for the fiscal year ended September 30, 2003, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and assumptions and adopt accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses as disclosed in those financial statements. These judgements can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to revenue recognition; foreign exchange risk; inventory and pension and other postretirement benefit costs. Since September 30, 2003, there have been no changes in our critical accounting policies and no significant changes to the assumptions and estimates related to them.


Note 4 - Nature of Business

         The Company was incorporated in the State of Nevada on December 17, 1998 and was inactive until the acquisition of Mega Tools Ltd. and Mega Tools USA, Inc. via reverse acquisition on September 30, 1999. The Company is engaged in the manufacture and sale of a patented multi-bit screwdriver. The Company entered into an exclusive North American license agreement with the patent holder of a retracting cartridge type screwdriver. This license agreement gave the Company unrestricted use of the patent in Canada and the United States until November 8, 2005. The Company's wholly owned subsidiaries, Mega Tools USA, Inc. and Mega Tools Ltd. manufactured and marketed the drivers to customers in the United States and Canada. With effect from September 30, 2003 the Company

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)


Note 4 - Nature of Business - continued

exited its screwdriver operations following the sale of the trade and net assets of Mega Tools USA, Inc. and Mega Tools Ltd. The historical results of operations for this business have been reclassified to earnings (loss) from discontinued operations on the Company's Consolidated Statements of Operations.

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

Note 5 - Segment Data

         The Company's principal operations relate to the manufacture and distribution of a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools. These operations are conducted through business divisions located primarily in the United Kingdom, France, USA and Australasia.

         Given below are summaries of the significant accounts and balances by business segment and by geographical location, reconciled to the consolidated totals. In both periods, transactions and balances applicable to the Company's distribution companies in France, Australia and New Zealand have been aggregated with the hand and garden product businesses since these products represent the most significant proportion of the distribution companies' trades. The summaries also provide an analysis of the accounts and balances between continuing and discontinued operations.

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

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)


Note 5--Segment Data - continued

         The following is a summary of the significant accounts and balances (in thousands) by business segment, reconciled to the consolidated totals.


                                           Sales                          Long-lived Assets (a)
                               --------------------------------       -----------------------------
                                     Three Months Ended                     Three Months Ended
                               December 31,    December 31,         December 31,     December 31,
                                   2003            2002                  2003            2002
                               -------------  ---------------         ------------   --------------
  Hand & garden tools              $ 17,118         $ 16,693             $  6,783         $ 6,531
  Metrology tools                     3,583            3,327                2,959            2,389
  Magnetic products                   2,281            2,162                1,025              887
  Screwdrivers                         -                 335                 -                 194
  Corporate                            -                -                  13,350            9,024
                               -------------  ---------------         ------------   --------------
     Total                         $ 22,982         $ 22,517             $ 24,117         $ 19,025
                               =============  ===============         ============   ==============

Attributable to:
Continuing operations              $ 22,982         $ 22,182             $ 24,117         $ 18,831
Discontinued operations                -                 335                 -                 194
                               -------------  ---------------         ------------   --------------
                                   $ 22,982         $ 22,517             $ 24,117         $ 19,025
                               =============  ===============         ============   ==============

                                       Depreciation                          Capital expenditure
                               --------------------------------       -----------------------------
                                     Three Months Ended                     Three Months Ended
                               December 31,    December 31,         December 31,     December 31,
                                   2003            2002                  2003            2002
                               -------------  ---------------         ------------   --------------
  Hand & garden tools               $   435          $   486              $    76          $   165
  Metrology tools                        99              101                  145               18
  Magnetic products                      76               62                    2              -
  Screwdrivers                          -                  2                  -                -
  Corporate                              71               49                3,202              -
                               -------------  ---------------         ------------   --------------
     Total                          $   681          $   700              $ 3,425          $   183
                               =============  ===============         ============   ==============

Attributable to:
Continuing operations               $   681          $   698               $ 3,425          $   183
Discontinued operations                 -                  2                  -                -
                               -------------  ---------------         ------------   --------------
                                    $   681          $   700               $ 3,425          $   183
                               =============  ===============         ============   ==============

                                     Operating Income                        Net Interest
                               --------------------------------       -----------------------------
                                     Three Months Ended                     Three Months Ended
                               December 31,    December 31,         December 31,     December 31,
                                   2003            2002                  2003            2002
                               -------------  ---------------         ------------   --------------
  Hand & garden tools               $   304          $ 1,103               $  (61)          $  (19)
  Metrology tools                       289              298                   (4)              (5)
  Magnetic products                     272              346                   (2)              (2)
  Screwdrivers                         -                  35                  -                 (7)
  Corporate                            (366)            (191)                 (11)              (6)
                               -------------  ---------------         ------------   --------------
     Total                         $    499          $ 1,591               $  (78)          $  (39)
                               =============  ===============         ============   ==============

Attributable to:
Continuing operations               $   499          $ 1,556               $  (78)         $   (32)
Discontinued operations                -                  35                 -                  (7)
                               -------------  ---------------         ------------   --------------
                                    $   499          $ 1,591               $  (78)         $   (39)
                               =============  ===============         ============   ==============





         (a) Represents property, plant and equipment, net.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 5 - Segment Data - continued

The following table presents certain data by geographic areas (in thousands):


                                       Sales (a)                      Long-lived Assets (b)
                             --------------------------------      ----------------------------
                                    Three Months Ended                     Three Months Ended
                               December 31,    December 31,         December 31,     December 31,
                                 2003            2002                 2003            2002
                             -------------   -------------         ------------   -------------
  United Kingdom                 $ 10,025        $ 10,639             $ 22,208        $ 17,044
  Europe                            4,058           3,910                1,335           1,183
  Australasia                       4,819           5,138                  567             585
  North America                     1,437           1,897                    7             203
  Other                             2,643             933                 -               -
                             ------------- ---------------         ------------   -------------
     Total                       $ 22,982        $ 22,517             $ 24,117        $ 19,025
                             ============= ===============         ============   =============

Attributable to:
Continuing operations             $22,982        $ 22,182             $ 24,117        $ 18,831
Discontinued operations              -                335                 -                194
                               -------------  ---------------         ------------   --------------
                                  $22,982        $ 22,517             $ 24,117        $ 19,025
                               =============  ===============         ============   ==============

                                      Depreciation                      Capital expenditure
                             --------------------------------      ----------------------------
                                    Three Months Ended                     Three Months Ended
                               December 31,    December 31,         December 31,     December 31,
                                 2003            2002                 2003            2002
                             -------------   -------------         ------------   -------------

  United Kingdom                  $   598         $   606              $ 3,411         $    38
  Europe                               10              25                 -                 11
  Australasia                          71              65                   12             134
  North America                         2               4                    2            -
                             ------------- ---------------         ------------   -------------
     Total                        $   681         $   700              $ 3,425         $   183
                             ============= ===============         ============   =============

Attributable to:
Continuing operations             $   681        $    698             $  3,425        $    183
Discontinued operations              -                  2                 -               -
                               -------------  ---------------         ------------   -----------
                                  $   681        $    700             $  3,425        $    183
                               =============  ===============         ============   ===========

                                   Operating income                Net Interest
                             --------------------------------      ----------------------------
                                   Three Months Ended                     Three Months Ended
                               December 31,    December 31,         December 31,     December 31,
                                 2003            2002                 2003            2002
                             -------------   -------------         ------------   -------------
  United Kingdom                 $    586         $  1,575              $  (48)         $   (9)
  Europe                             (135)             (80)                (47)            (24)
  Australasia                         146              302                   7              (7)
  North America                       (98)            (206)                 10               1
                             ------------- ---------------         ------------   -------------
     Total                       $    499         $  1,591              $  (78)         $  (39)
                             ============= ===============         ============   =============

Attributable to:
Continuing operations             $   499        $  1,556             $    (78)       $    (32)
Discontinued operations              -                 35                 -                 (7)
                               -------------  ---------------         ------------   -----------
                                  $   499        $  1,591             $    (78)       $    (39)
                               =============  ===============         ============   ===========



(a) Sales are attributed to geographic areas based on the location of the customers.
(b) Represents property, plant and equipment, net.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 6 - Commitments and Contingencies

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

         The Company has learned that a Formal Order of Investigation was issued by the Securities and Exchange Commission on or about January 29, 2004 relating to the accuracy of the Company's financial statements included in its reports filed with the Securities and Exchange Commission and fulfillment by the Company of other statutory obligations under Federal Securities Laws. The Company has been cooperating with the Commission since the initiation of the inquiry, and has previously filed an amendment to its periodic reports in response to various comments and suggestions by the Staff.

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

Note 7 - Subsequent Events

On January 16, 2004, the Board of Directors announced the approval for the purchase of up to 500,000 shares of the Company's common stock in open market or private transactions in compliance with applicable rules and conditions in force at such times of potential purchase. As at the date of this return the Company had not yet purchased any shares under this authorization.

Note 8 - Restatement of Previously Issued Financial Statements

On January 13, 2003, Spear & Jackson Inc. ("the Company") filed its annual report on Form 10-KSB for the fiscal year ended September 30, 2002. On May 28, 2003 the Company filed Amendment No. 1 to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002. The amendment restated the original Form 10-KSB in order to re-present the acquisition of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc. as a reverse takeover. As a result of this revision, Amendment 1 to the Quarterly Report on form 10-QSB for the three months ended December 31, 2002 was also filed on May 28, 2003 to restate the quarterly financial statements for that period under the revised basis of consolidation.

Amendment No. 2 to the Annual Report on Form 10-KSB for the year to September 30, 2002 was filed on December 29, 2003 in order to amend and restate the consolidated financial statements for both the year ended September 30, 2002 and the year ended September 30, 2001. Adjustments that impacted on the Consolidated Statement of Operations, the Consolidated Balance Sheet and the Consolidated Statement of Changes in Shareholders' Equity for the year ended September 30, 2002 also affected the previously filed forms 10-QSB and 10-QSB/A for the quarters ended December 31, 2002, March 31, 2003 and June 30, 2003. These quarterly returns have accordingly been re-stated and are to be filed during the course of February 2004.

Amendments made to form 10-QSB/A (Amendment No.1) for the three months ended December 31, 2002, as filed on May 28, 2003, in respect of the above adjustments, specifically comprise the following:

1. The presentation of the Company's UK defined benefit pension plan has been restated. The adjustments required arose from errors and omissions in the calculations that were prepared by the Company's actuaries when producing the pension plan disclosures that were originally included in Amendment 1 to Form 10-KSB for the year ended 30 September 30, 2002. The errors and omissions comprised:

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)


Note 8 - Restatement of Previously Issued Financial Statements - continued


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

         c) The pension disclosures at September 30, 2001 were also reconsidered and an additional minimum pension liability was recognized in respect of that year also.

         At September 30, 2002 item (a) impacted the previously reported figure for SGA expenses and also the tax charge for the year. Item (b) resulted in the previously disclosed pension asset of $14,962 being presented as a pension liability of $20,442 with corresponding debit entries being made to deferred taxation of $10,621 and to the "Other Comprehensive Income (Loss)" caption within shareholders' equity of $24,343. The 2001 ABO pension adjustments, item (c), were reflected in the consolidated statement of changes in shareholders' equity for the year ended September 30, 2001. They also affected the SFAS 87 charges for 2002 and subsequent years.

         These adjustments also impacted on the previously submitted financial statements for the three months ended December 31, 2002 as follows. Item (a) reduced the figure for retained profits brought forward at October 1, 2002, as originally stated, by $440. Item (b) resulted in the previously disclosed pension asset of $16,337 being presented as a pension liability of $20,345 with corresponding debit entries being made to deferred taxation ($11,005) and to the "Other Comprehensive Income (Loss)" caption within shareholders' equity ($25,237).

2. The fair value of the consideration for the deemed acquisition of Megapro Tools, Inc. was revised. This resulted in goodwill of $1,138 being initially recognized which was then written off in the Consolidated Statement of Operations for the year ended September 30, 2002 following a goodwill impairment review. With regard to the financial statements for the three months ended December 31, 2002, retained profits brought forward at October 1, 2002 were correspondingly reduced by this amount.

3. Sales rebates totaling (pound)814 in the three months ended December 31, 2002, which were previously presented as a component of SG and A expense, have been reanalyzed and are now shown as a reduction to sales.

4. Expanded disclosures were included in "Other Comprehensive Income" in respect of unrealized gains and losses on derivative instruments to provide the quantified disclosures required by paragraphs 45-47 of SFAS 133.

5.       Additional detailed segmental analysis disclosure.

6. Additional contingencies disclosure. This was done to supplement the original presentation and to ensure consistency with the footnote included in the financial statements for the year ended September 30, 2002 which were incorporated in Form 10-KSB/A (Amendment No 2) which was filed on December 29, 2003.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 8 - Restatement of Previously Issued Financial Statements - continued


In addition to the above, following the disposal of the Company's Megapro screwdriver division in September 2003, the results of that business were re-classified as discontinued operations in the Company's Consolidated Statement of Operations for the year ended September 30, 2003. The Consolidated Statements of Operations for the quarters ended December 31, 2002, March 31, 2003 and June 30, 2003 have also been revised to incorporate a similar re-classification of operations.

The following tables present the consolidated statement of operations for the three months ended December 31, 2002 as previously reported in Form 10-QSB/A (Amendment No. 1, filed on May 28, 2003, and as restated. The financial information is presented in thousands, except for per share data.


Spear & Jackson, Inc.
Consolidated Statement of Operations
                                                    For the Three Months Ended

                                                        December 31, 2002
                                  ---------------------------------------------------------
                                  As Previously    As Restated        Discontinued   As Restated
                                    Reported    Before Disclosure      Operations  After Disclosure
                                                 Of Discontinued                    Of Discontinued
                                                   Operations                        Operations
                                  ------------- -----------------     ------------ -----------------
Net sales                          $ 22,331         $ 22,517            $  (335)       $ 22,182
Cost of goods sold                   15,476           15,476               (226)         15,250
                                    --------         --------            -------        ---------
Gross profit                          7,855            7,041               (109)          6,932

Operating costs and expenses:
Selling, general and
 administrative expenses              6,264            5,450                (74)          5,376
                                    --------         --------            -------        ---------
Operating income (loss) from
 continuing operations                1,591            1,591                (35)          1,556

Other income (expense)
Royalties (net)                          12               12                  -              12
Rental income                            33               33                  -              33
Interest and bank charges (net)         (39)             (39)                 7             (32)
                                    --------         --------            -------        ---------
Income (loss) from continuing
 operations before taxation           1,597            1,597                (28)          1,569
Provision for income taxes             (386)            (386)              -               (386)
                                    --------         --------            -------        ---------
Income (loss) from
 continuing operations                1,211            1,211                (28)          1,183
                                    ========         ========            =======        =========

Discontinued operations:
 Income from operations of Megapro
 screwdriver division                                                        28              28
                                    --------         --------            -------        ---------
Income from discontinued operations    -                -                    28              28
                                    --------         --------            -------        ---------
Net income                            1,211            1,211                -             1,211
                                    ========         ========            =======        =========

Basic and diluted income per share

From continuing operations         $  0.10          $   0.10            $  0.00        $   0.10
From discontinued operations          0.00              0.00               0.00            0.00
                                    --------         --------            -------        ---------
                                   $  0.10          $   0.10            $  0.00        $   0.10
                                    ========         ========            =======        =========

Weighted average shares
 outstanding                     12,011,122        12,011,122          12,011,122      12,011,122
                                 ==========        ==========          ==========      ==========

ITEM 2 Management's Discussion and Analysis or Plan of Operations

General

The following information should be read in conjunction with the consolidated financial statements and notes thereto and other information set forth in this report.

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "potential" or "continue", the negative of such terms or other comparable terminology. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations. Factors that could cause actual results to differ from expectations include, without limitation:

- achieving planned revenue and profit growth in each of the Company's business units;
- renewal of material contracts in the Company's business units consistent with past experience;
- successful and timely integration of any significant businesses acquired by the Company and realization of anticipated synergies;
- increasing price, products and services competition;
- emergence of new competitors or consolidation of existing competitors;
- the timing of orders and shipments;
- continuing availability of appropriate raw materials and factored products;
- maintaining and improving current product mix;
- changes in customer requirements and in the volume of sales to principal customers;
- changes in governmental regulations in the various geographical regions where the Company operates;
- the timely implementation of the Company's restructuring programmes and financial plans;
- general economic and political conditions, including the global economic slowdown and interest rate and currency exchange rate fluctuation;
- continuing development and maintenance of appropriate business continuity plans for the Company's processing systems;
- absence of consolidation among key customers;
- attracting and retaining qualified key employees;
- no material breach of security of any of the Company's systems;
- the ability of the Company to control manufacturing and operating costs;
- continued availability of financing, and financial resources on the terms required to support the Company's future business strategies; and
- the outcome of pending and future litigation and governmental or regulatory proceedings.

In evaluating these statements, you should consider various factors, including those summarized above, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

We were incorporated in December, 1998 under the laws of the state of Nevada. We conduct our business operations through our wholly owned subsidiaries, Spear & Jackson plc and Bowers Group plc, and, until September 30, 2003,Mega Tools Ltd. and Mega Tools USA, Inc.

We acquired each of Mega Tools Ltd. and Mega Tools USA, Inc. on September 30, 1999. Prior to September 30, 1999, Mega Tools USA, Inc. was operated as a subsidiary of Mega Tools Ltd. We acquired Mega Tools USA, Ltd. from Ms Maria Morgan, Envision Worldwide Products Ltd., Mr. Robert Jeffery, Mr. Lex Hoos and Mr. Eric Paakspuu in exchange for the issue of 6,200,000 restricted shares of our common stock. We acquired Mega Tools USA, Inc. from Mega Tools Ltd. in exchange for the payment of $340,000, which was satisfied by the issue of a demand promissory note by us to Mega Tools Ltd. Our acquisition of Mega Tools USA, Inc. was completed immediately prior to our acquisition of Mega Tools Ltd. We had no business assets prior to the acquisition of Mega Tools Ltd. and Mega Tools USA. Mega Tools Ltd. was incorporated in British Columbia, Canada on January 7, 1994. Mega Tools USA, Inc. was incorporated under the laws of the State of Washington on April 18, 1994.

In September 2002, we acquired all the issued and outstanding shares of Spear & Jackson plc and Bowers Group plc, (together "S&J") owned by USI Mayfair Limited, a wholly owned subsidiary of U.S. Industries, Inc. (now Jacuzzi Brands, Inc.), for a purchase price comprising 3,543,281 shares of common stock and 6% promissory notes in the principal amount of (pound)150,000. As further explained in note 3 of the financial statements, this transaction was treated as a reverse acquisition.

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

The Company's four principal business units and their product offerings can be summarized as:

1) Neill Tools, which consists of S&J Garden Tools and Neill Tools, manufactures, among other products, hand hacksaws, hacksaw blades, hacksaw frames, builders' tools, riveter guns, wood saws and lawn, garden and agricultural tools, all non-powered. In addition, Neill Tools has supplemented its UK manufactured products with factored products from Far Eastern suppliers. Neill Tools product offering now includes a full range of hand power tools.

2) Eclipse Magnetics' key products are permanent magnets (cast alloy), magnetic tools, magnetic chucks and turnkey magnetic systems. Products range from very simple low-cost items to technically complex high value added systems. In addition, Eclipse Magnetics engages in the trading of other magnetic material, sourced from the Far East, both in the form of sales of complete factored items to end-customers as well as sales of component parts to UK manufacturers. Eclipse is also involved in applied magnetics and supplies many areas of manufacturing with products such as separators, conveyors, lifting equipment and material handling solutions.

3) The Company's metrology division comprises:

         Moore & Wright and Coventry Gauge which manufacture a wide variety of products. These products include: low technology measuring tools and hand held gauges for checking the threads, diameters and tapers of machined components. This division has supplemented its manufactured products with a range of factored items.

         Bowers Metrology which is a manufacturer of high specification metrology instruments including precision bore gauges, which measure the diameter of machined components. In addition to the core range of bore gauges, the Company also manufactures universal gauges and hardness testing equipment.

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

These markets chiefly comprise:

The non-powered hand tool industry in which the Company has hand tool, engineers' hand tool and garden tool business interests. These products are typically sold in industrial catalogs, hardware stores, garden centers and multiple retailers. This industry is highly mature with clearly defined traditional brand names being joined by a broad base of "house brands" typically supplied from third world manufacturers.

The magnetic industry. This can be split into magnet manufacturers and magnetic integrators. The magnet users and integrators utilize the magnetic materials to produce products such as security sensors, watches, electrical windows and magnetic filters.

The metrology industry, which can be split into two main market segments: (i) low tolerance tools such as tape measures, rulers and protractors and (ii) surface roughness measuring equipment and laser measuring instruments, etc., used in the exact measurement of technologically precise machined components. The Company's Bowers Metrology Group presently operates in the latter market segment on a worldwide basis.

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

(d)      The launch of new and innovative product and product ranges.

(e) Significantly increasing our US penetration via large "Big Box" outlets.

The Company offers a comprehensive range of tools and equipment ranging from hacksaw blades to pliers, from secateurs to digging forks and from a simple magnet to a computer controlled materials handling system.

The Company's product offering is supported by a pipeline of new products and range extensions. In the period from October 1, 2003 to December 31, 2003 announcements concerning new product ranges and other significant business issues have included:

Neill Tools launched several new ranges of garden products in anticipation of the new season, including:

* The premier brand for digging and cultivating tools in the UK and Australasia, `Neverbend', was relaunched in an exciting new livery and packaging. Neverbend is listed by major sheds and preliminary orders have been above expectations.

* The `Razorsharp' range of cutting tools was launched, its unique features include oval extending handles with an ergonomic grip to give better handling qualities.

* `Proactive' lawn edging shears, with their geared cutting action, were re-introduced, again with adjustable handles, to aid effective cutting action.

* Several different gift sets were launched including a mini pruner, Retro garden tools, twin pocket secateurs and a traditional basket of garden tools.

Neill Tools is now experiencing the benefits of going direct to its customers after ceasing trading with the UK intermediary distributor, Toolbank, in July 2003. We are now able to demonstrate and showcase our product face to face with major customers and they are able to experience, first hand, our exciting new product ranges. Feedback received from such customer meetings has already highlighted demand for products not currently in our ranges. Development work on these products has now started with the intention of introducing these items into our product ranges later in the year.

The Eclipse Magnetics website was enhanced to include information on the division's separation and systems businesses. Separators are used to eliminate and detect ferrous contamination from foodstuffs and chemicals, and such equipment is used widely in the pharmaceutical and food processing industries. The systems business offers solutions to metal material handling using the attributes of the "switch on, switch off" magnets.

Eclipse made further inroads into mainland Europe with its `popular' range of magnets. The product range has been included in a major catalog which is widely used throughout Europe.

Eclipse also launched the new `Ultra Lift Plus' which includes the patented safety shim. This "switch on, switch off" magnet allows significant weights to be lifted in complete safety.

Sorby introduced a range of electronically controlled woodturning lathes in the quarter. These lathes proved particularly popular and UK sales exceeded all expectations.

The success of Bowers' two point gauge, the `SmartPlug', which was launched in the previous financial year continued to gather momentum in the quarter gaining both new listings and incremental sales from existing customers. Emphasizing our continuing focus on core competencies, we also invested a further $165,000 in a C.N.C. grinder to ensure that Bowers maintains its reputation as premier manufacturer and supplier of precision measuring products.

Australasia appointed a new Managing Director in the period. His key responsibilities will include driving the companies into new markets and the continuing promotion and support of the Spear & Jackson brand.

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

Management's Discussion and Analysis or Plan of Operations in the Company's 10-KSB filing for the year ended September 30, 2003 included a detailed discussion which addressed our most critical accounting policies. The quarterly financial statements for the period ended December 31, 2003, attached hereto, should therefore be read in conjunction with that discussion.

These policies are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are those relating to revenue recognition, foreign exchange risk and inventory valuation.

In addition, the Company operates a contributory defined benefit plan covering certain of its employees in the United Kingdom based subsidiaries of Spear & Jackson plc. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines, and in conjunction with our actuarial consultants and auditors. Our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the expense and liability related to these plans. The actuarial assumptions used by us may differ significantly, either favorably or unfavorably, from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants.

Since September 30, 2003 there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.

RESULTS OF OPERATIONS

The results discussed below compare the three months to December 31, 2003 with the three months ended December 31, 2002. As explained in note 4 to the financial statements, the acquisition of Spear & Jackson plc and Bowers Group plc ("S&J") by Megapro Tools, Inc. (now Spear & Jackson, Inc.) has been accounted for as a reverse acquisition. In these financial statements, S&J is the operating entity for financial reporting purposes and the financial statements for all periods represent S&J's financial position and results of operations. The operating results and net assets of Megapro Tools, Inc. and its subsidiary companies are included in the consolidated financial statements from September 6, 2002, the date of its deemed acquisition until September 30, 2003, the effective date of the disposal of the Megapro screwdriver division.

The disposal of the Megapro companies followed a strategic review of the screwdriver division by the directors of Spear & Jackson, Inc. from which it was determined that the screwdriver division was not a core activity. As a result of the sale, the Megapro business was disclosed in the consolidated financial statements for the years ended September 30, 2003 and September 30, 2002 as a discontinued operation. The Consolidated Statement of Operations for the three months ended December 31, 2002 included within the attached financial statements accordingly adopts this presentation.

OVERVIEW

All figures are expressed in $'000 unless otherwise stated.

Net revenues from continuing operations increased to $22,982 from $22,182 in the three months ended December 31, 2003 compared to the three months ended December 31, 2002.

The increase in revenues of $0.8m in the quarter ended December 31, 2003 compared to the comparable period in 2002 is attributable to a net sales volume decrease offset by favorable exchange movements.

The volume shortfall arises principally in Neill Tools and Australasia. Neill Tools sales show a decrease compared to the comparable quarter in 2002 as a result of sluggish garden product sales and the presence, in 2002, of significant low margin sales with the major UK hand tool wholesaler, Toolbank, with whom trading has now ceased.

Revenues in Australia have decreased in quarter 1 2003/2004 when compared to quarter 1 2002/3 because of the beneficial impact last year of significant sales to a customer with whom the company no longer trades.

A new managing director has been appointed in Australia and his key responsibilities include the recovery of lost sales and the regaining of market share through new customer contacts.

The weakening US dollar has also had a detrimental effect on sales from our UK subsidiaries into certain export markets where the sales are denominated in US$.

We continue to focus on profiling our sales mix towards higher margin products. The beneficial impact of this strategy on gross profit has, however, been diluted in the quarter ended December 31, 2003 compared to the three months ended December 31, 2002 by the additional costs incurred in the restructuring of the UK manufacturing cost base and by continued expenditure on the completion of the reorganization program associated with the Company's new UK direct trading route. These reorganization costs, together with the investment in new capital equipment in the UK, are expected, however, to result in improved efficiencies and reduced manning levels.

Margins were also negatively impacted by a number of raw material price rises, particularly the increase in the price of cobalt which is the principal raw material of our magnetic products. These adverse variances were, however, mitigated by the exchange gains generated on factored products bought in US dollars from the Far East.

In October 2003 we acquired, for $3.2 million, the land and buildings occupied by our garden tools division in Wednesbury, England. This will secure the operations there and will enable us to provide further capital investment at the site with certainty.

These factors are dealt with in more detail below.

DIVISIONAL REVIEW

We aim to maintain and develop the revenues of our businesses through the launch of new products, the enhancement of existing items and the continued marketing of these companies' brands in order to retain and gain market share.

Summary details are as follows:

Neill Tools

Revenues for the quarter were slightly higher than last year with reduced volumes being offset by favorable exchange variances. The reductions in sales is primarily attributable to depressed garden products revenues. Sales are, however, expected to pick up in the next two quarters when the new gardening season begins in earnest.

Significantly, the weakness of the US dollar has also had an adverse effect on certain of our $ denominated sales and margins in the quarter. Most of our exports are to dollar related markets where customers have seen an increase of over 10% in real terms in the quarter. Such increases have inevitably led to a softening in demand while the dollar exchange rate stabilizes; a situation faced by many other UK companies with material export sales interests. Our exposure to the resultant margin dilution has been offset by US$ purchases of raw materials and factored product from the Far East where we have seen favorable exchange gains.

Following the cessation of trade with the UK wholesaler, Toolbank, a restructuring of the UK sales team was initiated in July 2003 and was completed in the current quarter. We are looking forward to the opportunity to deal direct with customers. Much positive feedback has been received and, following discussions with principal new customers concerning our product range, we anticipate being able to launch several new products in the year. These products are now in the final stages of development and are expected to equal the success of product launches in 2002/03.

We continue to closely monitor manufacturing performance and we are beginning to see the benefits of the hacksaw blade robotic investment of $75k with efficiencies and product quality improvements in the quarter.

Further costs were incurred in the restructuring of the company's manufacturing and administration functions from which operating income benefits and production efficiencies are expected to accrue over the year.

Eclipse Magnetics

Eclipse Magnetics showed a slight increase on sales over the equivalent period last year, with minor volume decreases offset by favorable exchange movements.

Cobalt is the main raw material used in the manufacture of the magnets. The price on the open commodities market has doubled in the quarter and has had a negative effect on our margins. This margin erosion has, however, been mitigated by favorable, exchange-driven price movements on factored product purchased in US dollars from suppliers in the Far East.

The division continues to focus its activities on both the maximization of margin in its traditional magnet business (through establishment of keenly priced supply lines for its factored products and via manufacturing efficiencies) and the promotion of its "Special Division", higher value added business. The division offers bespoke solutions to bulk material handling problems and provides magnetic-based systems for the separation and detection of ferrous metals in foods and chemicals etc.

New products in the period have included the `Ultra Lift Plus' with the patented Safety Shin offering risk free lifting of metals. The `Ultra Lift Plus' has unique safety features which prevent it from being switched off while the lifter is on load.

Robert Sorby

Benefiting from increased volume and favorable exchange movements, Robert Sorby revenues showed a 14% increase in the three months ended December 31, 2003 compared to sales in the comparable quarter last year.

Sorby exports over 60% of its product to the US and, as with other group companies, the weakness of the US dollar against (pound) Sterling has had an adverse effect on margins and sales. However, demand for the new electronically controlled lathe continues to exceed expectations and the mail order and retail outlet moved into profit in the quarter.

The outlook for ongoing profitability is favorable.

Bowers

Revenues for the quarter ended December 31, 2003 showed a slight increase, overall, on sales from the equivalent period last year. A small volume decrease was more than offset by favorable currency fluctuations.

The `SmartPlug' two point bore gauge, developed in-house by our engineers, continues to help the metrology division flourish. Additionally, Bowers received a new listing in a major European catalog for its high precision bore gauges.

Investment of $165 in a new `cone grinder' in the quarter will ensure that the high level of precision required for the manufacture of the component parts in bore gauging products is maintained. The equipment will improve quality and will also provide higher efficiency and reduced costs.

S&J France

Sales for the quarter ended December 31, 2003 were, in volume terms, unchanged from those for the three months ended December 31, 2002.

S&J France continues to provide the major `Big Boxes' in France with garden products but is also planning to launch several new products during the year that are not all garden and agricultural related. This will minimize the high degree of seasonality currently inherent in the business and enable the company to generate a more even and consistent level of earnings throughout the fiscal year.

Australasia

The revenues for Spear & Jackson Australia and Spear & Jackson New Zealand in the quarter ended December 31, 2003 were $0.3m higher, overall, than the revenues for the comparable quarter last year. Sales volume decreases (attributable in the main to quarter 1 of the prior year benefiting from the inclusion of revenues from an Australian customer with whom the company no longer trades) were mitigated by favorable exchange variances.

During the quarter we appointed a new Managing Director. His key responsibilities will include the maintaining and improvement of the value of the S&J brand in Australasia and the driving forward of marketing strategies for the sale of both new product lines and existing group and externally sourced products.

COSTS OF GOODS SOLD AND GROSS PROFIT

Costs of goods sold increased to $15,807 in the three-month period ended December 31, 2003 from $15,250 in the three months ended December 31, 2002.

Costs of goods sold as a percentage of sales was constant at 68.8% in both the quarter ended December 31, 2003 and the quarter ended December 31, 2002.

Gross profit percentages in the two quarters were therefore unchanged at 31.2%.

We will continue to monitor and evaluate means of maintaining and improving current sales mixes and of further reducing costs of goods sold across all our principal trading operations to avoid any margin erosion.

EXPENSES

Selling, general and administrative expenses increased by $1,300 from $5,376 in the three months ended December 31, 2002 to $6,676 in the three months ending December 31, 2003.

The increase of $1.3 million is attributable to adverse exchange fluctuations of $0.5 million (caused by the movement in the US$/(pound) cross rate between the two periods), general inflationary increases of approximately $0.1 million, increased pension charges under FASB 87 (as advised by our actuaries) of $0.3 million and additional overheads of $0.4 million. The additional overhead costs reflect set up costs for the introduction of a Florida based US sales infrastructure, for which a VP of sales has now been recruited, expenses incurred in the UK selling and administration reorganizations together with the benefits realized in the quarter ended December 31, 2002, relating to a bad debt recovery and the successful settlement of a senior employee severance liability for an amount less than was anticipated, for which there are no comparable items in the current period.

Expressed as a percentage of sales, selling, general and administration expenses were 29.0% of revenues for the three months ended December 31, 2003 (2002:
24.3%).

Other income and expenses moved from a net credit of $13 in the three months ended December 31, 2002 to a net expense of $42 in the three months ended December 31, 2003. This adverse movement is attributable to higher 2003 bank interest charges in the Company's French and UK businesses (principally as a result of the level of UK borrowings increasing following the purchase of the land and buildings in Wednesbury) and the receipt of royalty income of $12 in 2002 for which there is no similar item in the three months ended December 31, 2003.

INCOME FROM CONTINUING ACTIVITIES BEFORE INCOME TAXES

Our income from continuing activities before income taxes in the three months ended December 31, 2003 amounted to $457. This compares to an income from continuing activities before taxes for the three months ended December 31, 2002 of $1,569. This net decrease in profitability of $1.1 million is derived from increased overhead costs of $1.3 million, as explained above, offset by an overall improvement in gross profit of $0.2 million.

INCOME TAX

Income taxes of $176 were provided in the three months ended December 31, 2003 compared to a $386 income tax charge in the three months ending December 31, 2002.

Income taxes were 38.5% of profits before tax in the three months ended December 31, 2003 as opposed to 24.6% of the profit before income taxes in the three months ended December 31, 2002.

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

Because of the availability of tax net operating losses it is not anticipated that any significant element of the tax charge for the three months ended December 31, 2003 will result in the payment of income tax.

The effective rate of tax was lower in the quarter ended December 31, 2002 as a result of the higher proportion of profits in that quarter which arose in companies having the benefit of tax losses which had not been recognized as an asset within the group deferred tax computation.

NET PROFIT FROM CONTINUING ACTIVITIES

Our net profit from continuing activities after income taxes was $281 for the three months ended December 31, 2003. This compares to a profit from continuing activities after income taxes of $1,183 for the same period in 2002.

DISCONTINUED OPERATIONS

The discontinued operations refer to the Megapro screwdriver division of Spear & Jackson, Inc. which was acquired on September 6, 2002 and which was disposed of with effect from September 30, 2003. The directors of the Company had previously carried out a goodwill impairment appraisal and a strategic review of the division and had determined that this division did not represent a continuing core activity. Various divestment strategies were considered and as at September 30, 2003 the trade and assets of the principal Megapro companies were transferred at their net book value to a management buy-in team headed by the managing director of the Megapro business.

Total income attributable to discontinued operations was $28 in the quarter ended December 31, 2002. Following the disposal of the business on September 30, 2003, there is no comparable item in the quarter ended December 31, 2003.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash position was $6,827 at December 31, 2003 and our net assets were $34,571 at that date.

Net cash used in operating activities in the three month period ended December 31, 2003 was $235 compared to an operating cash generation of $3,030 in the three months ended December 31, 2002. This decrease of $3,265 in 2003 arises from:

* the reduction in net income (adjusted for depreciation and deferred taxes) of $1.2 million,
* increased trade working capital outflows in the quarter ended December 31, 2003, when compared to the period ended December 31, 2002, relating to:

         decreased receivables collections of $1.9 million, increased payables outflow of $2.1 million.

The above adverse variances have been offset by:

* reduced inventory outflows of $1.5 million and favorable movements on other assets and liabilities of $0.4 million.

The reasons for these working capital variances are summarized below.

In the period ended December 31, 2002 inventories increased by $2,150 in the quarter while the inventory increase was reduced to $655 in the three months ended December 31, 2003. Given the cyclical nature of the UK garden tool business, inventory increases in Q1 are anticipated as we build inventories prior to the start of the new garden season in spring. The 2002 increase of $2,150 was, however, particularly high due to the inclusion of significant inventory purchases, pre quarter-end, by our Australian subsidiary in anticipation of Q2 sales. This pattern of purchasing activity was not repeated in 2003, thereby reducing the Australian inventory levels. Additionally, UK inventories show year on year reductions thanks to the ongoing implementation of the group inventory reduction program.

The movement in inventories is also reflected in the trade payable inflows. Buoyed by the pre quarter end purchasing in Australia, trade accounts payable increased by $3,077 at December 31, 2002 when compared to September 30, 2002. The increase in payables between September 30, 2003 and December 31, 2003 is $934, mirroring the reduced purchasing activity in the UK and Australia.

UK sales revenues in August and September 2002 benefited from increased turnover of approximately $1.1 million with the UK distributor, Toolbank, as that company increased sales orders to secure higher rebate levels. This, in turn, increased the total of trade receivables at September 30, 2002. The trade receivables inflow in the quarter ended December 31, 2002 of $1,612 therefore incorporates the cash received from these sales and the settlement of the related rebates is similarly reflected in the decrease in accrued expenses of $1,182 for the three months ended December 31, 2002. There were no similar sales in August and September of 2003 and the cash flows associated with trade receivables and other creditors are correspondingly affected.

Cash outflow from investing activities was $3,425 in the period ended December 31, 2003. This compares to an outflow from investing activities in the period ended December 31, 2002 of $183. Net cash used in investing activities in the three months ended December 31, 2003 includes $3,425 of capital expenditure, $3,200 of which relates to the purchase of the land and buildings at Wednesbury, England which is the base for our UK garden tools manufacturing operation. Prior to its purchase, this property was being leased from the former owners of Spear & Jackson plc.

Net cash provided by financing activities was $1,228 in the period ended December 31, 2003 compared to net cash absorbed by financing activities of $1,225 in the period ended December 31, 2002.

This is due to the utilization of the UK bank overdraft facility in order to finance the $3,200 purchase of the Wednesbury property in the quarter ended September 30, 2003. In the 3 months ended December 31, 2002 the Company repaid its overdraft in Australia.

The Spear & Jackson and Bowers companies have overdraft facilities with various UK, French and Australian banks. Our business operations have been funded primarily from net operating income. We have also utilized bank facilities in the UK and France.

The financing of new product launches in the Spear & Jackson and Bowers companies will be funded from their existing banking facilities. We believe that we have sufficient capital resources and liquidity over both the short and medium term to sustain our business operations. While we may require additional financing in order to pursue any planned expansion of the Spear & Jackson or Bowers operations, we do not require additional financing in order to sustain our present business operations.

ITEM3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risks which include changes in interest rates and movements in foreign currency exchange rates as measured against the US dollar.

The Company is exposed to interest rate changes primarily as a result of interest payable on its bank borrowings in its UK and Australian subsidiaries. As at December 31, 2003 the Company had borrowings in the form of overdrafts amounting to $1,556 which are repayable on demand. Management believes that a fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements. The nature and amount of our debt may, however, vary as a result of future business requirements, market conditions, and other factors. The definitive extent of our interest rate risk is not therefore quantifiable or predictable because of the variability of future interest rates and business financing requirements.

The Company has operations in the United Kingdom, France, Australia and New Zealand. These operations transact business in the local currency and their financial statements are prepared in those currencies. Translation of the balance sheets, income statements and cash flows of these subsidiaries into US dollars is therefore impacted by changes in foreign exchange rates.

Additionally, these subsidiaries bill and receive payments from some of their foreign customers and are invoiced and pay certain of their overseas suppliers in the functional currencies of those customers and suppliers. To date, the Company has not been materially adversely affected by exchange rate movements. To help reduce exposure to foreign currency fluctuation, management has periodically used foreign currency hedges and forward contracts. These currency instruments allow management to hedge or cover currency exposures when these exposures meet certain discretionary levels. However, it is not possible for the Company to anticipate and take preventative measures against all adverse changes in foreign currency exposure currently or in the future.

ITEM 4. CONTROLS AND PROCEDURES

Quarterly Controls Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States.


Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Spear & Jackson, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

The Company has learned that a Formal Order of Investigation was issued by the Securities and Exchange Commission on or about January 29, 2004 relating to the accuracy of the Company's financial statements included in its reports filed with the Securities and Exchange Commission and fulfilment by the Company of other statutory obligations under Federal Securities Laws. The Company has been co-operating with the Commission since the initiation of the inquiry, and has previously filed an amendment to its periodic reports in response to various comments and suggestions by the Staff.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1 302 Certification of Chief Executive

31.2 302 Certification of Chief Accounting Officer

32.1 906 Certification of Chief Executive Officer

32.2 906 Certification of Chief Accounting Officer

(b) Reports on Form 8-K

      Form 8-K was filed on 16 January, 2004 in which the Company announced that its Board of Directors had authorized the re-purchase of up to 500,000 common shares of the Company in market or private transactions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

SPEAR & JACKSON, INC.



By:   /s/Dennis Crowley         Dated: February 13, 2004
         ----------------
         Dennis Crowley
         Chairman, President and
         Chief Executive Officer
         (Principal Executive Officer)