Form 10QSB/A
period 2002-12-31
SPEAR & JACKSON INC
filed 2004-03-08
CIK 1107206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                (Amendment No 2)

                                   (Mark One)


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2002

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the transition period from _____________ to ____________
 Commission file number 0-32013

                              SPEAR & JACKSON, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


Nevada                                            91-2037081
----------                                      ---------------
(State of other jurisdiction of                (I.R.S. Employer
incorporation or organisation)              Identification Number)

2200 Corporate Boulevard, Suite 314
Boca Raton, Florida                                     33431
------------------------------------------------        --------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: 561-999-9011

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Registrant had 12,011,122 shares of Common Stock, $.001 par value per share, outstanding as of January 31, 2003.

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

Amendment No. 2 to the Annual Report on Form 10-KSB for the year ended September 30, 2002 was filed on December 29, 2003 in order to amend and restate the consolidated financial statements for both the year ended September 30, 2002 and the year ended September 30, 2001. Adjustments that impacted the Consolidated Statement of Operations, the Consolidated Balance Sheet and the Consolidated Statement of Changes in Shareholders' Equity for the year ended September 30, 2002 also affected the previously filed forms 10-QSB and 10-QSB/A for the quarters ended December 31, 2002, March 31, 2003 and June 30, 2003. These quarterly returns have accordingly been restated.

This Amendment No.2 to the Quarterly Return on Form 10-QSB for the three months ended December 31, 2002, is therefore being filed to restate the financial statements and supplemental disclosures as follows:

PART I
Item 1 - Financial Statements

1. The presentation of the Company's UK defined benefit pension plan has been restated. The adjustments required arose from errors and omissions in the calculations that were prepared by the Company's actuaries when producing the pension plan disclosures that were originally included in Amendment 1 to Form 10-KSB for the year ended September 30, 2002.
         The errors and omissions comprised:

a) Overstatements in the calculation of the market related value of assets, which meant that additional unrecognized actuarial losses should have been amortized in the consolidated income statement for the years ended September 30, 2002 and September 30, 2001.


b) At September 30, 2002, no comparison of the fair value of plan assets to the accumulated benefit obligation ("ABO") was performed. Consequently a pension prepayment was incorrectly recognized in the consolidated balance sheet despite the ABO being in excess of the fair value of plan assets. The 2002 consolidated balance sheet was therefore amended to properly record an additional minimum pension liability equivalent to the shortfall of plan assets compared to the plan's ABO.

c) The pension disclosures at September 30, 2001 were also reconsidered and an additional minimum pension liability was recognized in respect of that year also.

Item (a) impacted the previously reported figure for Selling, General and Administrative expenses ("SG&A")and also the tax charge for the year. Item (b) resulted in the previously disclosed pension asset of $14,962 being presented as a pension liability of $20,442 with corresponding debit entries being made to deferred taxation of $10,621 and to the "Other Comprehensive Income (Loss)" caption within shareholders' equity of $24,343. The 2001 ABO pension adjustments, item (c), were reflected in the consolidated statement of changes in shareholders' equity for the year ended September 30, 2001. They also affected the SFAS 87 charges for 2002 and subsequent years.

These adjustments also impact on the previously submitted financial statements for the three months ended December 31, 2002 and 2001 as follows. Item (a) reduced the figure for retained profits brought forward at October 1, 2002, as originally stated, by $440 with $628 being credited to the pension liability and $188 debited to the deferred tax asset brought forward at October 1, 2002. Items
(b) and (c) resulted in the previously disclosed pension asset of $16,337 being presented as a pension liability of $20,345 with corresponding debit entries being made to deferred taxation of $11,005 and to the "Other Comprehensive Income (Loss)" caption within shareholders' equity of $25,237.

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

3. Sales rebates totalling $814 in the three months ended December 31, 2002 and $702 in the three months ended December 31, 2001, which were previously presented as a component of SG&A expense, have been reanalyzed and are now shown as a reduction to sales.

4. Expanded disclosures were included in "Other Comprehensive Income" in respect of unrealized gains and losses on derivative instruments to provide the quantified disclosures required by paragraphs 45-47 of SFAS 133.

5.       Additional detailed segmental analysis disclosure.

6. Additional contingencies disclosure. This has been done to supplement the original presentation and to ensure consistency with the footnote incorporated in the financial statements for the year ended September 30, 2002 which were included in Form 10-KSB/A (Amendment No 2) which was filed on December 29, 2003.

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

PART I
Item 2 - Management's Discussion and Analysis or Plan of Operation

Management's Discussion and Analysis or Plan of Operation has been extended to include:
(a)  a discussion of critical accounting policies;
(b) additional narrative concerning the disposal of the Megapro Screwdriver division and its presentation as a discontinued operation in the financial statements attached hereto.

PART II
Item 1

(a) additional contingencies discussion

The remaining disclosures contained within this Amendment consist of all other disclosures originally contained in the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 in the form filed with the Securities and Exchange Commission ("SEC") on February 7, 2003, as amended by Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 as filed with the SEC on May 28, 2003.

Other disclosures as originally included in the Company's Quarterly Report on Form 10-QSB and Amendment No. 1 to the Company's Quarterly Report on Form 10-QSB/A for the three months ended December 31, 2002 are not amended hereby, but are included for the convenience of the reader.

In order to preserve the nature and character of the disclosures set forth in the Company's Quarterly Report on Form 10-QSB/A for the quarter ended December 31, 2002, as originally filed, except as expressly noted herein, this report speaks as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.

Therefore, while this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002.

                              Spear & Jackson, Inc.


                                      INDEX



PART I. FINANCIAL INFORMATION
                                                                     Page Number
Item 1  Financial Statements (Unaudited)

        Consolidated Balance Sheet December 31, 2002                    F-1

        Consolidated Statements of Operations - Three Months
        ended December 31, 2002 and 2001                                F-2

        Consolidated Statements of Comprehensive Income (Loss) -
        Three Months ended December 31, 2002 and 2001                   F-3

        Consolidated Statements of Cash Flows - Three Months ended
        December 31, 2002 and 2001.                                     F-4

        Notes to Consolidated Financial Statements                      F-5

Item 2  Management's Discussion and Analysis or
        Plan of Operation                                                 6

Item 3  Controls and Procedures                                          17

PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                17

Item 2  Changes in Securities and Use of Proceeds                        17

Item 3  Defaults Upon Senior Securities                                  18

Item 4  Submission of Matters to a Vote of Security Holders              18

Item 5  Other Information                                                18

Item 6  Exhibits and Reports on Form 8-K                                 18

SIGNATURES

                              SPEAR & JACKSON, INC.

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                 (in thousands)

                                                        At December 31,
                                                              2002
                                                        ---------------
                                                           (Restated)
                      ASSETS
Current assets:
 Cash and cash equivalents                              $        8,116
 Trade receivables, net                                         16,617
 Inventories                                                    22,754
 Other current assets                                            1,121
                                                        ---------------
Total current assets                                            48,608

Property, plant and equipment, net                              19,025
Deferred taxation                                                9,890
Investments                                                        143
                                                        ---------------
Total assets                                            $       77,666
                                                        ===============


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                          $           47
 Short term debt                                                    60
 Trade accounts payable                                         11,774
 Accued expenses and other liabilities                          12,776
 Directors loan payable                                            100
 Foreign taxes payable                                              71
                                                        ---------------
Total current liabilities                                       24,828
Other liabilities                                                  942
Pension liability                                               20,345
                                                        ---------------
Total liabilities                                               46,115
                                                        ---------------
Stockholders' equity:
 Common stock                                                       12
 Additional paid in capital                                     51,590
 Accumulated other comprehensive income:
  Pension additional minimum liability                         (25,237)
  Foreign currency translation adjustment                        4,995
  Unrealized losses on derivative instruments                       (7)
 Retained earnings                                                 198
                                                        ---------------
                                                                31,551
                                                        ---------------

Total stockholders' equity                              $       77,666
                                                        ===============




   The accompanying notes are an integral part of these financial statements.

                             SPEAR & JACKSON, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                   (Unaudited)


                                 (in thousands)


                                                 For the Three Months Ended
                                                 December 31,     December 31,
                                                    2002              2001
                                              --------------- ------------------
                                                  (Restated)     (Restated)

Net sales                                     $       22,182  $          20,516
Cost of goods sold                                    15,250             14,886
                                              --------------- ------------------
Gross profit                                           6,932              5,630

Operating costs and expenses:
Selling, general and administrative expenses           5,376              5,935
                                              --------------- ------------------
Operating income                                       1,556               (305)

Other income (expense)
Royalties                                                 12               -
Rental income                                             33                 30
Interest and bank charges (net)                          (32)               (88)
                                              --------------- ------------------

Income from continuing operations
 before income taxes                                   1,569               (363)
Provision for income taxes                              (386)                58
                                              --------------- ------------------

Income (loss) from continuing operations               1,183               (305)
                                              --------------- ------------------

Discontinued operations:

Income from operations of Megapro
 screwdriver division (including taxation
 of $0)                                                   28               -
                                              --------------- ------------------
Income from discontinued operations                       28               -
                                              --------------- ------------------

Net income                                    $        1,211  $            (305)
                                              =============== ==================

Basic and diluted earnings per share:

From continuing operations                             $0.10             $(0.09)

From discontinued operations                            0.00               0.00
                                              --------------- ------------------
Total                                                  $0.10             $(0.09)
                                              =============== ==================

Weighted average shares outstanding               12,011,122          3,543,281
                                              =============== ==================


   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                   (Unaudited)


                                 (in thousands)



                                                For the Three     For the Three
                                                Months Ended      Months Ended
                                                 December 31,     December 31,
                                                    2002              2001
                                               ---------------   ---------------
                                                 (Restated)         (Restated)

Net income (loss)                              $        1,211     $        (305)

Other comprehensive income (loss)

   Additional minimum pension liability                  (894)              165
   Foreign currency translation adjustments             1,939              (830)
   Unrealized losses on derivative
    instruments                                            (9)              (72)
                                               ---------------   ---------------
Total comprehensive income (loss)              $        2,247    $       (1,042)
                                               ===============   ===============











   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                                       For the Three Months Ended
                                                                      December 31,    December 31,
                                                                        2002              2001
                                                                   ----------------- -----------------
                                                                       (Restated)        (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $          1,211  $           (305)
Adjustments to reconcile net income (loss)to net cash
provided by operating activities:
Depreciation                                                                    700               721
Deferred income taxes                                                           411              (202)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Decrease in trade receivables                                                 1,612             1,327
Increase in inventories                                                      (2,150)           (1,630)
Decrease in other current assets                                                193               448
Contributions paid to pension plan                                             (725)             (798)
(Decrease) increase in other non-current liabilities                           (100)               55
Increase in trade accounts payable                                            3,077             2,524
Decrease in accrued expenses and other liabilities                           (1,182)             (827)
Increase in foreign taxes payable                                                31               128
Decrease in other liabilities                                                   (48)              (36)
                                                                   ----------------- -----------------
NET CASH  PROVIDED BY  OPERATING ACTIVITIES                                   3,030             1,405
                                                                   ----------------- -----------------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                     (183)             (154)
                                                                   ----------------- -----------------
NET CASH USED IN INVESTING ACTIVITIES                                          (183)             (154)
                                                                   ----------------- -----------------

FINANCING ACTIVITIES:
Repayment of long-term debt                                                      (2)               (3)
(Repayment of) increase in overdraft                                         (1,253)              279
                                                                   ----------------- -----------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (1,255)              276
                                                                   ----------------- -----------------

Effect of exchange rate changes on cash and cash equivalents                     38               (48)
                                                                   ----------------- -----------------

CHANGE IN CASH AND CASH EQUIVALENTS                                           1,630             1,479

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              6,486             2,710
                                                                   ----------------- -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $          8,116  $          4,189
                                                                   ================= =================

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest                                         $           -     $             79
                                                                   ================= =================
    Cash paid for taxes                                            $             56  $             16
                                                                   ================= =================





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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to both the rules and regulations of the Securities and Exchange Commission and with instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of December 31, 2002 and the results of operations for the three month periods ended December 31, 2002 and December 31, 2001 and cash flows for the periods ended December 31, 2002 and December 31, 2001 have been included and that the disclosures are adequate to make the information presented not misleading.

It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the period ended September 30, 2002 included in the Company's amended annual report filed on Form 10-KSB/A for the year then ended.

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

The results of operations for the three month period ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)


Note 2 - Recently Issued Accounting Standards

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

Note 3 - Critical Accounting Policies

         A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB/A for the year ended September 30, 2002. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 3 - Critical Accounting Policies  - continued

         As disclosed in the annual report on Form 10-KSB/A for the fiscal year ended September 30, 2002, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and assumptions and adopt accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses as disclosed in those financial statements. These judgements can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to revenue recognition; foreign exchange risk; inventory and pension and other post-retirement benefit costs. Since September 30, 2002, there have been no changes in our critical accounting policies and no significant changes to the assumptions and estimates related to them.


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

         On 7 November 2002 the Company changed its name from Megapro Tools, Inc. to Spear & Jackson, Inc.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)
Note 5 - Commitments and Contingencies


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


Note 6 - Segment Data

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

                              SPEAR & JACKSON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

                          (in thousands except shares)

Note 6--Segment Data - continued

         The following is a summary of the significant accounts and balances (in thousands) by business segment, reconciled to the consolidated totals.


                                Sales              Long-lived Assets (a)
                        -----------------------   -----------------------
                          Three Months Ended        Three Months Ended
                       December 31, December 31,  December 31, December 31,
                           2002         2001           2002        2001
                        ----------- ------------  ----------- -----------
  Hand & garden tools   $   16,693  $   14,765    $    6,531  $   10,479
  Metrology tools            3,327       3,602         2,389       2,502
  Magnetic products          2,162       2,149           887       1,080
  Screwdrivers                 335        -              194        -
  Corporate                   -           -            9,024       8,365
                        ----------- -----------   ----------- -----------
     Total              $   22,517  $   20,516    $   19,025  $   22,426
                        =========== ===========   =========== ===========

Attributable to:
Continuing operations   $   22,182  $   20,516    $   18,831  $   22,426
Discontinued operations        335        -              194        -
                        ----------- -----------   ----------- -----------
                        $   22,517  $   20,516    $   19,025  $   22,426
                        =========== ===========   =========== ===========

                              Depreciation          Capital expenditure
                        -----------------------   -----------------------
                          Three Months Ended        Three Months Ended
                       December 31, December 31,  December 31, December 31,
                            2002         2001          2002        2001
                        ----------- -----------   ----------- -----------
  Hand & garden tools   $      486  $      502    $      165  $      154
  Metrology tools              101         106            18        -
  Magnetic products             62          66          -           -
  Screwdrivers                   2        -             -           -
  Corporate                     49          47          -           -
                        ----------- -----------   ----------- -----------
     Total              $      700  $      721    $      183  $      154
                        =========== ===========   =========== ===========

Attributable to:
Continuing operations   $      698  $      721    $      183  $      154
Discontinued operations          2        -             -           -
                        ----------- -----------   ----------- -----------
                        $      700  $      721    $      183  $      154
                        =========== ===========   =========== ===========

                           Operating Income           Net Interest
                        -----------------------   -----------------------
                          Three Months Ended        Three Months Ended
                        December 31, December 31, December 31, December 31,
                           2002         2001           2002        2001
                        ----------- -----------   ----------- -----------
  Hand & garden tools   $    1,103  $     (189)   $      (19) $      (59)
  Metrology tools              298         289            (5)         (3)
  Magnetic products            346        (178)           (2)         (2)
  Screwdrivers                  35           -            (7)          -
  Corporate                   (191)       (227)           (6)        (24)
                        ----------- -----------   ----------- -----------
     Total              $    1,591  $     (305)   $      (39) $      (88)
                        =========== ===========   =========== ===========
Attributable to:
Continuing operations   $    1,556  $     (305)   $      (32) $      (88)
Discontinued operations         35        -               (7)       -
                        ----------- -----------   ----------- -----------
                        $    1,591  $     (305)   $      (39) $      (88)
                        =========== ===========   =========== ===========


(a) Represents property, plant and equipment, net.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 6 - Segment Data - continued

The following table presents certain data by geographic areas (in thousands):


                                Sales (a)          Long-lived Assets (b)
                        -----------------------   -------------------------
                           Three Months Ended        Three Months Ended
                       December 31, December 31,   December 31, December 31,
                           2002         2001           2002        2001
                        ---------- ------------   ------------ ------------
  United Kingdom        $  10,639  $    10,119    $    17,044  $    20,865
  Europe                    3,910        3,601          1,193        1,068
  Australasia               5,138        3,925            585          493
  North America             1,897        1,723            203         -
  Other                       933        1,148           -            -
                        ---------- ------------   ------------ ------------
     Total              $  22,517  $    20,516    $    19,025  $    22,426
                        ========== ============   ============ ============
Attributable to:
Continuing operations   $  22,182  $    20,516    $    18,831  $    22,426
Discontinued operations       335         -               194         -
                        ---------- ------------   ------------ ------------
                        $  22,517  $    20,516    $    19,025  $    22,426
                        ========== ============   ============ ============

                             Depreciation            Capital expenditure
                        -----------------------   -------------------------
                           Three Months Ended        Three Months Ended
                       December 31,  December 31,  December 31, December 31,
                           2002         2001           2002        2001
                        ---------- ------------   ------------ ------------
  United Kingdom        $     606  $       639    $        38  $       152
  Europe                       25           26             11         -
  Australasia                  65           56            134            2
  North America                 4         -              -            -
                        ---------- ------------   ------------ ------------
     Total              $     700  $       721    $       183  $       154
                        ========== ============   ============ ============
Attributable to:
Continuing operations   $     698  $       721    $       183  $       154
Discontinued operations         2         -              -            -
                        ---------- ------------   ------------ ------------
                        $     700  $       721    $       183  $       154
                        ========== ============   ============ ============

                            Operating income             Net Interest
                        -----------------------   -------------------------
                           Three Months Ended        Three Months Ended
                       December 31, December 31,  December 31, December 31,
                           2002         2001           2002        2001
                        ---------- ------------   ------------ ------------
  United Kingdom        $   1,575  $      (183)   $        (9) $        20
  Europe                      (80)        (259)           (24)         (38)
  Australasia                 302          137             (7)         (30)
  North America              (206)        -                 1         -
                        ---------- ------------   ------------ ------------
     Total              $   1,591  $      (305)   $       (39) $       (88)
                        ========== ============   ============ ============
Attributable to:
Continuing operations   $   1,556  $      (305)   $       (32) $       (88)
Discontinued operations        35         -                (7)        -
                        ---------- ------------   ------------ ------------
                        $   1,591  $      (305)   $       (39) $       (88)
                        ========== ============   ============ ============


(a) Sales are attributed to geographic areas based on the location of the customers.
(b) Represents property, plant and equipment, net.

                              SPEAR & JACKSON, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                          (in thousands except shares)


Note 7 - Restatement of Previously Issued Financial Statements

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

Amendment No. 2 to the Annual Report on Form 10-KSB for the year ended September 30, 2002 was filed on December 29, 2003 in order to amend and restate the consolidated financial statements for both the year ended September 30, 2002 and the year ended September 30, 2001. Adjustments that impacted the Consolidated Statement of Operations, the Consolidated Balance Sheet and the Consolidated Statement of Changes in Shareholders' Equity for the year ended September 30, 2002 also affected the previously filed forms 10-QSB and 10-QSB/A for the quarters ended December 31, 2002, March 31, 2003 and June 30, 2003. These quarterly returns have accordingly been restated.

Amendments made to form 10-QSB/A (Amendment No1) for the three months ended December 31, 2002, as filed on May 28, 2003, in respect of the above adjustments specifically comprise the following:

1. The presentation of the Company's UK defined benefit pension plan has been restated. The adjustments required arose from errors and omissions in the calculations that were prepared by the Company's actuaries when producing the pension plan disclosures that were originally included in Amendment 1 to Form 10-KSB for the year ended September 30, 2002.
         The errors and omissions comprised:

a) Overstatements in the calculation of the market related value of assets, which meant that additional unrecognized actuarial losses should have been amortized in the consolidated income statement for the years ended September 30, 2002 and September 30, 2001.


b) At September 30, 2002, no comparison of the fair value of plan assets to the accumulated benefit obligation ("ABO") was performed. Consequently a pension prepayment was incorrectly recognized in the consolidated balance sheet despite the ABO being in excess of the fair value of plan assets. The 2002 consolidated balance sheet was therefore amended to properly record an additional minimum pension liability equivalent to the shortfall of plan assets compared to the plan's ABO.

c) The pension disclosures at September 30, 2001 were also reconsidered and an additional minimum pension liability was recognized in respect of that year also.

         At September 30, 2002, item (a) impacted the previously reported figure for SGA expenses and also the tax charge for the year. Item (b) resulted in the previously disclosed pension asset of $14,962 being presented as a pension liability of $20,442 with corresponding debit entries being made to deferred taxation of $10,621 and to the "Other Comprehensive Income (Loss)" caption within shareholders' equity of $24,343. The 2001 ABO pension adjustments, item (c), were reflected in the consolidated statement of changes in shareholders' equity for the year ended September 30, 2001. They also affected the SFAS 87 charges for 2002 and subsequent years.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)


Note 7 - Restatement of Previously Issued Financial Statements - continued

         These adjustments also impact on the previously submitted financial statements for the three months ended December 31, 2002 as follows. Item (a) reduced the figure for retained profits brought forward at October 1, 2002, as originally stated, by $440 with $628 being credited to the brought forward pension liability and $188 being debited to the deferred tax asset at October 1, 2002. Items (b) and (c) resulted in the previously disclosed pension asset of $16,337 at December 31, 2002 being presented as a pension liability of $20,345 with corresponding debit entries being made to deferred taxation of $11,005 and to the "Other Comprehensive Income (Loss)" caption within shareholders' equity of $25,237.


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

3. Sales rebates totaling $814 in the three months ended December 31, 2002 and $702 in the three months ended December 31, 2001, which were previously presented as a component of SG&A expense, have been reanalyzed and are now shown as a reduction to sales.


4. Expanded disclosures were included in "Other Comprehensive Income" in respect of unrealized gains and losses on derivative instruments to provide the quantified disclosures required by paragraphs 45-47 of SFAS 133.

5.       Additional detailed segmental analysis disclosure.


6. Additional contingencies disclosure. This has been done to supplement the original presentation and to ensure consistency with the footnote included in the financial statements for the year ended September 30, 2002 which were incorporated in Form 10-KSB/A (Amendment No 2) which was filed on December 29, 2003.

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

The following tables present the Consolidated Statements of Operations for the three months ended December 31, 2002 and for the three months ended December, 31 2001, together with the Consolidated Balance Sheet as at December 31, 2002, as previously reported and as restated. The financial information is presented in thousands, except for per share data.

                             SPEAR & JACKSON, INC.

                          (in thousands except shares)




Spear & Jackson, Inc.
Consolidated Statement of Operations


                                                                    For the Three Months Ended

                                                                            December 31, 2002
                                                   -----------------------------------------------------------------
                                                   As Previously     As Restated      Discontinued     As Restated
                                                     Reported     Before Disclosure    Operations    After Disclosure
                                                                   Of Discontinued                   Of Discontinued
                                                                     Operations                         Operations
                                                   -------------- ------------------ ------------- ------------------
Net sales                                          $      23,331  $          22,517  $       (335) $          22,182
Cost of goods sold                                        15,476             15,476          (226)            15,250
                                                   -------------- ------------------ ------------- ------------------
Gross profit                                               7,855              7,041          (109)             6,932

Operating costs and expenses:
Selling, general and administrative expenses               6,264              5,450           (74)             5,376
                                                   -------------- ------------------ ------------- ------------------
Operating income (loss) from continuing operations         1,591              1,591           (35)             1,556

Other income (expense)
Royalties (net)                                               12                 12          -                    12
Rental income                                                 33                 33          -                    33
Interest and bank charges (net)                              (39)               (39)            7                (32)
                                                   -------------- ------------------ ------------- ------------------

Income (loss) from continuing operations
 before taxation                                           1,597              1,597           (28)             1,569
Provision for income taxes                                  (386)              (386)         -                  (386)
                                                   -------------- ------------------ ------------- ------------------

Income (loss) from continuing operations                   1,211              1,211           (28)             1,183
                                                   -------------- ------------------ ------------- ------------------

Discontinued operations:
 Income from operations of Megapro
 screwdriver division                                       -                  -               28                 28
                                                   -------------- ------------------ ------------- ------------------
Income from discontinued operations                         -                  -               28                 28
                                                   -------------- ------------------ ------------- ------------------

Net income                                         $       1,211  $           1,211  $       -     $           1,211
                                                   ============== ================== ============= ==================

Basic and diluted earnings per share

From continuing operations                                 $0.10              $0.10         $0.00              $0.10
From discontinued operations                               $0.00               0.00          0.00               0.00
                                                   -------------- ------------------ ------------- ------------------
Total                                                      $0.10              $0.10         $0.00              $0.10
                                                   ============== ================== ============= ==================

Weighted average shares outstanding                   12,011,122         12,011,122    12,011,122         12,011,122
                                                   ============== ================== ============= ==================


                              SPEAR & JACKSON, INC.

                          (in thousands except shares)




Spear & Jackson, Inc.
Consolidated Statement of Operations


                                                                        For the Three Months Ended

                                                                            December 31, 2001
                                                   -----------------------------------------------------------------
                                                   As Previously     As Restated    Discontinued     As Restated
                                                     Reported     Before Disclosure  Operations    After Disclosure
                                                                   Of Discontinued                  Of Discontinued
                                                                     Operations                        Operations
                                                   -------------- ------------------ ------------ ------------------
Net sales                                          $      21,218  $          20,516  $      -     $          20,516
Cost of goods sold                                        14,886             14,886         -                14,886
                                                   -------------- ------------------ ------------ ------------------
Gross profit                                               6,332              5,630         -                 5,630

Operating costs and expenses:
Selling, general and administrative expenses               6,637              5,935         -                 5,935
                                                   -------------- ------------------ ------------ ------------------
Operating loss from continuing operations                   (305)              (305)        -                  (305)

Other income (expense)

Rental income                                                 30                 30         -                    30
Interest and bank charges (net)                              (88)               (88)        -                   (88)
                                                   -------------- ------------------ ------------ ------------------

Loss from continuing operations before taxation             (363)              (363)        -                  (363)
Income tax credit                                             58                 58         -                    58
                                                   -------------- ------------------ ------------ ------------------

Loss from continuing operations                             (305)              (305)        -                  (305)
                                                   -------------- ------------------ ------------ ------------------

Discontinued operations:
 Income from operations of Megapro
 screwdriver division                                       -                  -            -                 -
                                                   -------------- ------------------ ------------ ------------------
Income from discontinued operations                         -                  -            -                 -
                                                   -------------- ------------------ ------------ ------------------

Net loss                                           $        (305) $            (305) $      -     $            (305)
                                                   ============== ================== ============ ==================

Basic and diluted earnings per share:

From continuing operations                                ($0.09)            ($0.09)        $0.00            ($0.09)
From discontinued operations                                0.00               0.00          0.00              0.00
                                                   -------------- ------------------ ------------- -----------------
Total                                                     ($0.09)            ($0.09)        $0.00            ($0.09)
                                                   ============== ================== ============= =================

Weighted average shares outstanding                    3,543,281          3,543,281     3,543,281         3,543,281
                                                   ============== ================== ============= =================


                              SPEAR & JACKSON, INC.

                          (in thousands except shares)




Spear & Jackson, Inc.
Consolidated Balance Sheet

                                                       At December 31, 2003
                                              As Previously         As Restated
                                                Reported
                                             -----------------    --------------
                             ASSETS
Current assets:
 Cash and cash equivalents                   $          8,116     $       8,116
 Trade receivables, net                                16,617            16,617
 Inventories                                           22,754            22,754
 Other current assets                                   1,128             1,121
                                             -----------------    --------------
Total current assets                                   48,615            48,608

Property, plant and equipment, net                     19,025            19,025
Pension asset                                          16,337              -
Deferred taxation                                        -                9,890
Investments                                               143               143
                                             -----------------    --------------
Total assets                                 $         84,120     $      77,666
                                             =================    ==============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                               $             47     $          47
 Short term debt                                           60                60
 Trade accounts payable                                11,774            11,774
 Accrued expenses and other liabilities                12,773            12,776
 Director's loan payable                                  100               100
 Foreign taxes payable                                     71                71
                                             -----------------    --------------
Total current liabilities                              24,825            24,828
Other liabilities                                         942               942
Pension liability                                        -               20,345
Deferred income taxes                                   1,115              -
                                             -----------------    --------------
Total liabilities                                      26,882            46,115
                                             -----------------    --------------
Stockholders' equity:
 Common stock                                              12                12
 Additional paid in capital                            50,455            51,590
 Accumulated other comprehensive income:
  Pension additional minimum liability                   -              (25,237)
  Foreign currency translation adjustment               4,995             4,995
  Unrealized loss on derivative instruments              -                   (7)
 Retained earnings                                      1,776               198
                                             -----------------    --------------
                                                       57,238            31,551
                                             -----------------    --------------
Total stockholders' equity                   $         84,120     $      77,666
                                             =================    ==============

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

With effect from September 30, 2003 the Company exited its screwdriver operations following the disposal of the trade and assets of Mega Tools Limited and Mega Tools, USA, Inc. As a result of the sale the costs and revenues of the Megapro business have been disclosed as a discontinued operation in the Consolidated Statement of Operations for the three months ended December 31, 2002.

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

Management's Discussion and Analysis or Plan of Operations in the Company's 10 KSB/A (Amendment No. 2) filing for the year ended September 30, 2002 included a detailed discussion which addressed our most critical accounting policies. The quarterly financial statements for the period ended December 31, 2002, attached hereto, should therefore be read in conjunction with that discussion. These policies are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are those relating to revenue recognition, foreign exchange risk and inventory valuation.

In addition, the Company operates a contributory defined benefit pension plan covering certain of its employees in the United Kingdom based subsidiaries of Spear & Jackson plc. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plan. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines, and in conjunction with our actuarial consultants and auditors. Our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the expense and liability related to the plan. The actuarial assumptions used by us may differ significantly, either favorably or unfavorably, from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants.

Since September 30, 2002 there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.

RESULTS OF OPERATIONS

The results discussed below compare the three months ended December 30, 2002 with the three months ended December 31, 2001. As explained in note 4 to the financial statements, the acquisition of Spear & Jackson plc and Bowers Group plc (together "S&J") by Megapro Tools, Inc. (now Spear & Jackson, Inc.) has been accounted for as a reverse acquisition. In these financial statements, S&J is the operating entity for financial reporting purposes and the financial statements for all periods represent S&J's financial position and results of operations. The operating results and net assets of Megapro Tools, Inc. and its subsidiary companies are included in the consolidated statements from September 6, 2002, the date of their deemed acquisition, until September 30, 2003, the effective date of disposal of the Megapro screwdriver division.

The disposal of the Megapro companies followed a strategic review of the screwdriver division by the directors of Spear & Jackson, Inc. from which it was determined that the screwdriver division was not a core activity. As a result of the sale, the Megapro business was disclosed in the consolidated financial statements for the years ended September 30, 2003 and September 30, 2002 as a discontinued operation. The Consolidated Statements of Operations for the three months ended December 31, 2002 and December 31, 2001 included within the attached financial statements accordingly adopt this presentation.

All figures are expressed in $'000 unless otherwise stated.

OVERVIEW

Net revenues increased by $1,666 (8.1%) from $20,516 to $22,182 in the three months ended December 31, 2002 compared to the three months ended December 31, 2001.

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

New catalog listings and increased lines in existing catalogs were achieved within the US, Canadian and Swedish markets. This being in line with our strategic goals for market share increase with brand recognition.

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

COSTS OF GOODS SOLD AND GROSS PROFIT

Costs of goods sold as a percentage of sales fell to 68.7% in the three months ended December 31, 2002 from 72.6% in the comparable quarter in 2001.

The Company's overall gross profit percentage was 31.3% in the period ended December 31, 2002 and 27.4% in the quarter ended December 31, 2001. Margins across all divisions were strong, benefiting from favorable sales mixes and product cost controls. We will continue to monitor and evaluate means of further reducing costs of goods sold across all our principal trading operations to avoid any margin dilution.

EXPENSES

Expressed as a percentage of sales, selling, general and administration expenses were 24.2% of revenues for the three months ended December 31, 2002 and 28.9% of revenues for the quarter ended December 31, 2001. This decrease is a reflection of the cost benefits accruing from the reorganization and severance programs initiated in the quarter ending September 30, 2002.

Other income and expenses moved from a net expense of $58 in the three months ended December 31, 2001 to net income of $13 in the quarter ended December 31, 2002. This movement is attributable to decreased interest charges in the Company's French and Australian businesses and the receipt of royalty and rent income in the acquired Megapro businesses.

INCOME FROM CONTINUING ACTIVITIES BEFORE INCOME TAXES

Our income from continuing activities before income taxes in the period ended December 31, 2002 amounted to $1,569. This compares to a loss before income tax for the quarter ended December 31, 2001 of $363. This increase in profitability is derived from increased sales revenues, improvements in gross margins and the ongoing benefits arising from overhead cost savings.

INCOME TAX

The provision for income taxes was $386 in the period ended December 31, 2002 compared to a $58 income tax benefit in the period ended December 31, 2001. Income taxes were 24% of profits before tax in 2002 as opposed to 16% of the loss before income taxes in 2001. Differences between the effective rate and the statutory rate result from tax charges in certain overseas subsidiaries within the Spear & Jackson group being taxed at rates different from the effective rate, the non recognition of tax losses within the deferred tax computation and permanent differences between accounting and taxable income as a result of non-deductible expenses and non-taxable income. Because of the availability of tax net operating losses it is not anticipated that any of the quarter 1 2002 tax charge will result in the payment of any income taxes.

NET PROFIT FROM CONTINUING ACTIVITIES

Our net profit from continuing activities after income taxes was $1,183 for the period ended December 31, 2002. This compares to a loss after income taxes of $305 for the period ended December 31, 2001.

DISCONTINUED OPERATIONS

The discontinued operations refer to the Megapro screwdriver division of Spear & Jackson, Inc. which was acquired on September 6, 2002 and which was disposed of with effect from September 30, 2003. The directors of the Company had previously carried out a goodwill impairment appraisal and a strategic review of the division in September 2002 and had determined that this division did not represent a continuing core activity. Various divestment strategies were considered and as of September 30, 2003 the trade and assets of the principal Megapro companies were transferred, at their net book value, to a management buy-in team headed by the managing director of the Megapro business.

Total income attributable to discontinued operations was $28 in the quarter ended December 31, 2002. There is no comparable item in the quarter ended December 31, 2001.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash position was $8,116 at December 31, 2002 and our total net assets were $31,551 at that date.

Net cash generated from operating activities in the period ended December 31, 2002 was $3,030 compared to an operating cash generation of $1,405 in the period ended December 31, 2001. This improvement in 2002 arises from the significant increase in net income (adjusted for depreciation and deferred taxes) of $2.1 million and trade working capital inflows relating to improved receivables collections of $0.3 million and a trade payables increase of $0.5 million, partially offset by an increase in inventories of $0.6 million. The inventory increase arises in Spear & Jackson's Australian subsidiary (stock build to service Q2 sales) and in the UK garden tools business (cyclical increase related to the UK spring garden season). Other working capital movements relate to a net increase in other current and non-current assets and liabilities of $0.6 million, which, in the main, is associated with reductions in leasing creditors and other trade accruals.

Cash outflow from investing activities was $183 in the period ended December 31, 2002. This compares to an outflow from investing activities in the period ended December 31, 2001 of $154. Net cash used in investing activities in 2002 and 2001 comprised property and equipment purchases with the major item of expenditure in the quarter ended December 31, 2002 being new computer hardware in Spear & Jackson's Australian subsidiary.

Net cash absorbed by financing activities was $1,255 in the period ended December 31, 2002 compared to net cash provided by financing activities in the period ended December 31, 2001 of $276. Cash utilized by financing activities in the period ended December 31, 2002 includes the repayment of overdrafts and loans of $1,255 (principally the repayment of short-term borrowings in Australia). The cash provided by financing activities in the period ended December 31, 2001 comprises additional overdraft advances of $279 net of long-term debt repayments of $3.

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

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation". Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company will adopt any relevant disclosures provisions in these and future consolidated financial statements.

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

(a)  Exhibits

31.1 302 Certification of Chief Executive Officer

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

SPEAR & JACKSON, INC.



By:      /s/Dennis Crowley    Dated: March 8, 2004
         -----------------

         Dennis Crowley
         Chairman, President and
         Chief Executive Officer
         (Principal Executive Officer)