Form 10QSB/A
period 2003-03-31
SPEAR & JACKSON INC
filed 2004-03-08
CIK 1107206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                (Amendment No 1)

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Registrant had 12,011,122 shares of Common Stock, $.001 par value per share, outstanding as of April 30, 2003.

EXPLANATORY NOTE

On January 13, 2003, Spear & Jackson Inc. ("the Company") filed its annual report on Form 10-KSB for the fiscal year ended September 30, 2002. On May 28, 2003 the Company filed Amendment No. 1 to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002. The amendment restated the original Form 10-KSB in order to re-present the acquisition of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc. as a reverse takeover. The impact of this restatement of the basis of consolidation was reflected in the quarterly report on form 10-QSB for the three and six month periods ended March 31, 2003 and March 31, 2002 which was filed on May 9, 2003.

Amendment No. 2 to the Annual Report on Form 10-KSB for the year ended September 30, 2002 was filed on December 30, 2003 in order to amend and restate the consolidated financial statements for both the year ended September 30, 2002 and the year ended September 30, 2001. Adjustments that impacted the Consolidated Statement of Operations, the Consolidated Balance Sheet and the Consolidated Statement of Changes in Shareholders' Equity for the year ended September 30, 2002 also affected the previously filed forms 10-QSB and 10-QSB/A for the quarters ended December 31, 2002, March 31, 2003 and June 30, 2003. These quarterly returns have accordingly been restated.

This Amendment No. 1 to the Quarterly Return on Form 10-QSB for the quarter ended March 31, 2003, is therefore being filed to restate the financial statements and supplemental disclosures as follows:

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

Item (a) impacted the previously reported figure for Selling, General and Administrative expenses ("SG&A") and also the tax charge for the year. Item (b) resulted in the previously disclosed pension asset of $14,962 being presented as a pension liability of $20,442 with corresponding debit entries being made to deferred taxation of $10,621 and to the "Other Comprehensive Income (Loss)" caption within shareholders' equity of $24,343. The 2001 ABO pension adjustments, item (c), were reflected in the consolidated statement of changes in shareholders' equity for the year ended September 30, 2001. They also affected the SFAS 87 charges for 2002 and subsequent years.

These adjustments also impact on the previously submitted financial statements for the three and six month periods ended March 31, 2003 as follows. Item (a) reduced the figure for retained profits brought forward at October 1, 2002, as originally stated, by $440 with $628 being credited to the pension liability and $188 debited to the deferred tax asset. Items (b) and (c) resulted in the previously disclosed pension asset of $16,654 being presented as a pension liability of $19,098 with corresponding debit entries being made to deferred taxation of $10,537 and to the "Other Comprehensive Income (Loss)" caption within shareholders' equity of $24,585.

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

3. Sales rebates totalling $915 in the three months ended March 31, 2003 and $756 in the three months ended March 31, 2002 and rebates of $1,729 in the six months ended March 31, 2003 and $1,458 in the six months ended March 31, 2002, which were previously presented as a component of SG&A expense, have been reanalysed and are now shown as a reduction to sales.

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

PART II
Item 1

(a) additional contingencies discussion

The remaining disclosures contained within this Amendment consist of all other disclosures originally contained in the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 in the form filed with the Securities and Exchange Commission ("SEC") on May 9, 2003.

Other disclosures as originally included in the Company's Quarterly Report on Form 10-QSB for the three months ended March 31, 2003 are not amended hereby, but are included for the convenience of the reader.

In order to preserve the nature and character of the disclosures set forth in the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, as originally filed, except as expressly noted herein, this report speaks as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.

Therefore, while this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

                              Spear & Jackson, Inc.


                                      INDEX



PART I.    FINANCIAL INFORMATION
                                                                     Page Number
Item 1     Financial Statements (Unaudited)

           Consolidated Balance Sheet March 31, 2003                     F-1

           Consolidated Statements of Operations - Three
           and Six Months ended March 31, 2003 and 2002                  F-2

           Consolidated Statements of Comprehensive Income (Loss) -
           Three and Six Months ended March 31, 2003 and 2002            F-3

           Consolidated Statements of Cash Flows - Six Months
           ended March 31, 2003 and 2002                                 F-4

           Notes to Consolidated Financial Statements                    F-5

Item 2     Management's Discussion and Analysis or
           Plan of Operation                                              6

Item 3     Controls and Procedures                                       17

PART II    OTHER INFORMATION                                             17

Item 1     Legal Proceedings

Item 2     Changes in Securities and Use of Proceeds                     17

Item 3     Defaults Upon Senior Securities                               17

Item 4     Submission of Matters to a Vote of Security Holders           17

Item 5     Other Information                                             17

Item 6     Exhibits and Reports on Form 8-K                              18

SIGNATURES

                              SPEAR & JACKSON, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                                                 At March 31,
                                                                     2003
                                                               ---------------
                                                                 (Restated)
                       ASSETS
Current assets:
 Cash and cash equivalents                                     $        7,330
 Trade receivables, net                                                18,189
 Inventories                                                           23,985
 Other current assets                                                   1,105
                                                               ---------------
Total current assets                                                   50,609

Property, plant and equipment, net                                     19,598
Deferred taxation                                                       9,116
Investments                                                               140
                                                               ---------------
Total assets                                                   $       79,463
                                                               ===============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                                 $          239
 Short term debt                                                            9
 Trade accounts payable                                                11,403
 Accrued expenses and other liabilities                                13,789
 Director's loan payable                                                  100
 Foreign taxes payable                                                     56
                                                               ---------------
Total current liabilities                                              25,596
Long term debt                                                             10
Other liabilities                                                       1,826
Pension liability                                                      19,098

                                                               ---------------
Total liabilities                                                      46,530
                                                               ---------------
Stockholders' equity:
 Common stock                                                              12
 Additional paid in capital                                            51,590
 Accumulated other comprehensive income:
  Pension additional minimum liability                                (24,585)
  Foreign currency translation adjustment                               4,284
  Unrealized losses on derivative instruments                             (10)
 Retained earnings                                                      1,642

                                                               ---------------
                                                                       32,933
                                                               ---------------

Total stockholders' equity                                     $       79,463
                                                               ===============



   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                   (Unaudited)


                                 (in thousands)


                                                For the Three Months Ended           For the Six Months Ended
                                                   March 31,        March 31,          March 31,        March 31,
                                                    2003             2002              2003              2002
                                              ----------------- ----------------  ---------------- -----------------
                                                  (Restated)       (Restated)        (Restated)       (Restated)
Net sales                                     $     25,034      $    22,111       $    47,220      $     42,628
Cost of goods sold                                  16,840           15,447            32,090            30,333
                                              ----------------- ----------------  ---------------- -----------------
Gross profit                                         8,194            6,664            15,130            12,295

Operating costs and expenses:
Selling, general and administrative expenses         6,162            5,948            11,542            11,884
                                              ----------------- ----------------  ---------------- -----------------
Operating income                                     2,032              716             3,588               411

Other income (expense)
Royalties                                             -                -                   12              -
Rental income                                           37               31                70                61
Interest and bank charges (net)                        (57)             (97)              (89)             (185)
                                               ---------------- ----------------  ---------------- -----------------

Income from continuing operations
 before income taxes                                 2,012              650             3,581               287
Provision for income taxes                            (573)            (254)             (959)             (195)
                                               ---------------- ----------------  ---------------- -----------------

Income from continuing operations                    1,439              396             2,622                92
                                               ---------------- ----------------  ---------------- -----------------

Discontinued operations:

Income from operations of Megapro
 screwdriver division (including taxation
 of $0)                                                  5             -                   33              -
                                               --------------- -----------------  ---------------- -----------------
Income from discontinued operations                      5             -                   33              -
                                               --------------- -----------------  ---------------- -----------------

Net income                                    $      1,444      $       396       $     2,655      $         92
                                               =============== =================  ================ =================

Basic and diluted earnings per share:

From continuing operations                           $0.12            $0.11             $0.22             $0.03

From discontinued operations                          0.00             0.00              0.00              0.00
                                               --------------- -----------------  ---------------- -----------------
Total                                                $0.12            $0.11             $0.22             $0.03
                                               =============== =================  ================ =================

Weighted average shares outstanding             12,011,122        3,543,281        12,011,122         3,543,281
                                               =============== =================  ================ =================



   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                   (Unaudited)


                                 (in thousands)


                                                  For the Three    For the Three       For the Six       For the Six
                                                  Months Ended      Months Ended       Months Ended     Months Ended
                                                    March 31,        March 31,          March 31,         March 31,
                                                      2003              2002               2003             2002
                                                  --------------   ---------------    ---------------   --------------
                                                    (Restated)      (Restated)            (Restated)      (Restated)

Total net income                                   $      1,444     $        396        $      2,655      $        92

Other comprehensive income (loss)

 Additional minimum pension liability                       652              182                (242)             347
 Foreign currency translation adjustments                  (711)            (916)              1,228           (1,746)
 Unrealized losses on derivative instruments                 (3)              (4)                (12)             (76)

                                                  --------------   ---------------    ---------------   --------------
Total comprehensive income (loss)                  $      1,382     $       (342)       $      3,629      $    (1,383)
                                                  ==============   ===============    ===============   ==============




   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                 For the Six Months Ended
                                                                                 March 31,         March 31,
                                                                                    2003              2002
                                                                              ----------------- -----------------
                                                                                   (Restated)         (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $        2,655     $          92
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation                                                                            1,431             1,407
Profit on sale of plant, property and equipment                                          (173)             -
Deferred income taxes                                                                     938               195
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Increase in trade receivables                                                            (115)           (1,382)
Increase in inventories                                                                (3,285)           (1,079)
Decrease in other current assets                                                          178               748
Contributions paid to pension plan                                                     (1,414)           (1,579)
(Decrease) increase in other non-current liabilities                                      (94)               37
Increase in trade accounts payable                                                      2,624             2,087
Increase in accrued expenses and other liabilities                                        644               352
Increase (decrease) in foreign taxes payable                                               17               (51)
Increase (decrease) in other liabilities                                                  947               (47)
                                                                             ----------------- -----------------
NET CASH  PROVIDED BY  OPERATING ACTIVITIES                                             4,353               780
                                                                             ----------------- -----------------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                             (2,611)             (217)
Proceeds from sale of property, plant and equipment                                       170                 -
                                                                              ----------------- -----------------

NET CASH USED IN INVESTING ACTIVITIES                                                  (2,441)             (217)
                                                                              ----------------- -----------------

FINANCING ACTIVITIES:
Repayment of long-term debt                                                                (4)             -
Repayment of in  overdraft                                                             (1,004)             -
Overdraft advances                                                                          -               324
Repayment of shareholder loan                                                             (60)             -
                                                                              ----------------- -----------------
NET CASH  (USED IN) PROVIDED BY FINANCING ACTIVITIES                                   (1,068)              324
                                                                              ----------------- -----------------

Effect of exchange rate changes on cash and cash equivalents                             -                 (226)
                                                                              ----------------- -----------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                       844               661

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        6,486             2,710
                                                                              ----------------- -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $        7,330     $       3,371
                                                                              ================= =================

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest                                                     $            5     $         132
                                                                              ================= =================
    Cash paid for taxes                                                        $            4     $          51
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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to both the rules and regulations of the Securities and Exchange Commission and with instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of March 31, 2003, and the results of operations for the three and six month periods ended March 31, 2003 and March 31, 2002 and cash flows for the six month periods ended March 31, 2003 and March 31, 2002 have been included and that the disclosures are adequate to make the information presented not misleading

It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the period ended September 30, 2002 included in the Company's amended annual report filed on Form 10-KSB/A for the period then ended.

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

The results of operations for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

         As disclosed in the annual report on Form 10-KSB for the fiscal year ended September 30, 2002, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as disclosed in those financial statements. These judgements can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to revenue recognition; foreign exchange risk; inventory and pension and other post-retirement benefit costs. Since September 30, 2002, there have been no changes in our critical accounting policies and no significant changes to the assumptions and estimates related to them.

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

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)


Note 5--Segment Data - continued

         The following is a summary of the significant accounts and balances (in thousands) by business segment, reconciled to the consolidated totals.

                                Sales          Long-lived Assets (a)           Sales                Long-lived Assets (a)
                        ---------------------  -----------------------  ------------------------  -----------------------
                          Three Months Ended     Three Months Ended        Six Months Ended          Six Months Ended
                        March 31,   March 31,  March 31,   March 31,    March 31,    March 31,    March 31,   March 31,
                           2003       2002        2003        2002         2003        2002          2003        2002
                        --------- -----------  ----------- -----------  ----------- ------------  ----------- -----------

  Hand & garden tools   $ 19,328  $   16,783   $    6,922  $    9,363    $  36,025  $    31,549   $    6,922  $    9,363
  Metrology tools          3,587       3,394        2,674       2,321        6,914        6,996        2,674       2,321
  Magnetic products        2,119       1,934        1,068         998        4,281        4,083        1,068         998
  Screwdrivers               271        -             163           -          606         -             163        -
  Corporate                 -                       8,771       8,165         -            -           8,771       8,165
                        --------- -----------  ----------- -----------  ----------- ------------  ----------- -----------
     Total              $ 25,305  $   22,111   $   19,598  $   20,847   $   47,826  $    42,628   $   19,598  $   20,847
                        ========= ===========  =========== ===========  =========== ============  =========== ===========

Attributable to:
Continuing operations   $ 25,034  $   22,111   $   19,435  $   20,847   $   47,220  $    42,628   $   19,435  $   20,847
Discontinued operations      271        -             163        -             606         -             163        -
                        --------- -----------  ----------- -----------  ----------- ------------  ----------- -----------
                        $ 25,305  $   22,111   $   19,598  $   20,847   $   47,826  $    42,628   $   19,598  $   20,847
                        ========= ===========  =========== ===========  =========== ============  =========== ===========

                              Depreciation       Capital expenditure          Depreciation          Capital expenditure
                        ---------------------  -----------------------  ------------------------  -----------------------
                          Three Months Ended     Three Months Ended        Six Months Ended          Six Months Ended
                        March 31,   March 31,  March 31,   March 31,    March 31,    March 31,     March 31,   March 31,
                           2003       2002        2003        2002         2003        2002          2003        2002
                        ---------  ----------  ----------- -----------  ----------- ------------  ----------- -----------

  Hand & garden tools   $    474   $     484   $    1,515  $       29   $      960  $       986   $    1,680  $      183
  Metrology tools             95          97          525           4          196          203          543           4
  Magnetic products           93          58          333          30          155          124          333          30
  Screwdrivers                22           -         -          -               24        -            -           -
  Corporate                   47          47           55       -               96           94           55       -
                        ---------  ----------  ----------- -----------  ----------- ------------  ----------- -----------
     Total              $    731   $     686   $    2,428  $       63   $    1,431  $     1,407   $    2,611  $      217
                        =========  ==========  =========== ===========  =========== ============  =========== ===========

Attributable to:
Continuing operations   $    709   $     686   $    2,428  $       63   $    1,407  $     1,407   $    2,611  $      217
Discontinued operations       22        -            -          -               24         -            -          -
                        ---------  ----------  ----------- -----------  ----------- ------------  ----------- -----------
                        $    731   $     686   $    2,428  $       63   $    1,431  $     1,407   $    2,611  $      217
                        =========  ==========  =========== ===========  =========== ============  =========== ===========

                           Operating Income    Net Interest                Operating Income            Net Interest
                        ---------------------  ------------------------ ------------------------  -----------------------
                          Three Months Ended     Three Months Ended        Six Months Ended          Six Months Ended
                        March 31,   March 31,  March 31,   March 31,      March 31,    March 31,    March 31,   March 31,
                           2003       2002        2003        2002         2003        2002          2003        2002
                        ---------  ----------  ------------ ----------- ----------- ------------  ----------- -----------

  Hand & garden tools   $  1,566   $     663   $      (81)  $    (122)  $    2,669  $       474   $     (111)  $    (181)
  Metrology tools            351         216         -             (2)         649          505           (5)         (5)
  Magnetic products          364         145           (3)         (1)         710          (33)          (5)         (3)
  Screwdrivers                11        -              (6)       -              46         -              (2)       -
  Corporate                 (249)       (308)          27          28         (440)        (535)          21           4
                        ---------  ----------  ----------- -----------  ----------- ------------  ----------- -----------
     Total              $  2,043   $     716   $      (63) $      (97)  $    3,634  $       411   $     (102) $     (185)
                        =========  ==========  =========== ===========  =========== ============  =========== ===========
Attributable to:
Continuing operations   $  2,032   $     716   $      (57) $      (97)  $    3,588  $       411   $      (89) $     (185)
Discontinued operations       11        -              (6)       -              46         -             (13)      -
                        ---------  ----------  ----------- -----------  ----------- ------------  ----------- -----------
                        $  2,043   $     716   $      (63) $      (97)  $    3,634  $       411   $     (102) $     (185)
                        =========  ==========  =========== ===========  =========== ============  =========== ===========


(a) Represents property, plant and equipment, net.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 5 - Segment Data - continued

The following table presents certain data by geographic areas (in thousands):


                            Sales (a)           Long-lived Assets (b)            Sales (a)         Long-lived Assets (b)
                        ---------------------  -----------------------  ------------------------  -----------------------
                           Three Months Ended       Three Months Ended      Six Months Ended          Six Months Ended
                          March 31  March 31    March 31,   March 31,     March 31   March 31      March 31,   March 31,
                          2003        2002         2003       2002          2003       2002         2003        2002
                        ---------  ----------  ----------- -----------  ----------- ------------  ----------- -----------
   United Kingdom       $ 12,885   $  13,624   $   17,553  $   19,509   $   23,528  $    23,743   $   17,553  $   19,509
  Europe                   4,384       1,868        1,196       1,059        8,294        5,470        1,196       1,059
  Australasia              4,598       3,514          678         279        9,736        7,439          678         279
  North America            2,412       2,301          171        -           4,309        4,024          171        -
  Other                    1,026         804         -           -           1,959        1,952         -           -
                        ---------  ----------  ----------- -----------  ----------- ------------  ----------- -----------
     Total              $ 25,305   $  22,111   $   19,598  $   20,847   $   47,826  $    42,628   $   19,598  $   20,847
                        =========  ==========  =========== ===========  =========== ===========   =========== ===========
Attributable to:
Continuing operations   $ 25,034   $  22,111   $   19,435  $   20,847   $   47,220  $   42,628    $   19,435  $   20,847
Discontinued operations      271        -             163        -             606        -              163        -
                        ---------  ----------  ----------- -----------  ----------- -----------   ----------- -----------
                        $ 25,305   $  22,111   $   19,598  $   20,847   $   47,826  $   42,628    $   19,598  $   20,847
                        =========  ==========  =========== ===========  =========== ===========   =========== ===========

                        Depreciation             Capital expenditure            Depreciation        Capital expenditure
                        ---------------------  -----------------------  -----------------------------------------------
                           Three Months Ended       Three Months Ended          Six Months Ended        Six Months Ended
                        March 31    March 31      March 31,  March 31,      March 31   March 31    March 31,   March 31,
                          2003        2002          2003       2002           2003       2002         2003        2002
                        ---------  ----------  ----------- -----------  -----------------------  ------------ -----------
  United Kingdom        $    632   $     632   $    2,085  $       54   $    1,251  $    1,287   $     2,121  $      206
  Europe                      42           4         -              4           57          14             3           4
  Australasia                 56          50          343           5          121         106           477           7
  North America                1        -                                        2        -               10        -
                        ---------  ----------  ----------- -----------   ---------- -----------  ------------ -----------
     Total              $    731   $     686   $    2,428  $       63    $   1,431  $    1,407   $     2,611  $      217
                        =========  ==========  =========== ===========   ========== ===========  ============ ===========
Attributable to:
Continuing operations   $    709   $     686   $    2,428  $       63    $   1,407  $    1,407   $     2,611  $      217
Discontinued operations       22        -            -           -              24        -             -           -
                        ---------  ----------  ----------- -----------   ---------- -----------  ------------ -----------
                        $    731   $     686   $    2,428  $       63    $   1,431  $    1,407   $     2,611  $      217
                        =========  ==========  =========== ===========   ========== ===========  ============ ===========

                            Operating income     Net Interest                Operating income     Net Interest
                        ----------------------------------------------   ------------------------------------------------
                           Three Months Ended       Three Months Ended        Six Months Ended        Six Months Ended
                        March 31    March 31      March 31,  March 31,      March 31   March 31    March 31,   March 31,
                          2003        2002          2003       2002           2003       2002         2003        2002
                        --------- ------------  ---------- -----------   ----------------------  ------------ -----------

  United Kingdom        $  1,772   $      357   $     (17)  $      (8)   $   3,332  $      174   $      (37) $       (28)
  Europe                     250          319         (49)        (60)         170          60          (73)         (98)
  Australasia                229           40        -            (29)         531         177           (7)         (59)
  North America             (208)        -              3        -            (399)      -               15        -
                        ---------  -----------  ---------- -----------   ---------- -----------  ----------- ------------
     Total              $  2,043   $      716   $     (63) $      (97)   $   3,634  $      411   $     (102) $      (185)
                        =========  ===========  ========== ===========   ========== ============ =========== ============
Attributable to:
Continuing operations   $  2,032   $      716   $     (57)  $     (97)   $   3,588  $      411   $      (89) $      (185)
Discontinued operations       11         -             (6)       -              46        -             (13)       -
                        ---------  -----------  ---------- -----------   ---------- ------------ ----------- ------------
                        $  2,043   $      716   $ (63)       $    (97)   $   3,634  $      411   $     (102) $      (185)
                        =========  ===========  ========== ===========   ========== ============ =========== ============



(a) Sales are attributed to geographic areas based on the location of the customers. (b) Represents property, plant and equipment, net.

Note 6 - Commitments and Contingencies

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


Note 8 - Restatement of Previously Issued Financial Statements

On January 13, 2003, Spear & Jackson Inc. ("the Company") filed its annual report on Form 10-KSB for the fiscal year ended September 30, 2002. On May 28, 2003 the Company filed Amendment No. 1 to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002. The amendment restated the original Form 10-KSB in order to re-present the acquisition of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc. as a reverse takeover. The impact of this restatement of the basis of consolidation was reflected in the Quarterly Report on form 10-QSB for the three and six month periods ended March 31, 2003 and March 31, 2002 which was filed on May 9, 2003.

Amendment No. 2 to the Annual Report on Form 10-KSB for the year ended September 30, 2002 was filed on December 30, 2003 in order to amend and restate the consolidated financial statements for both the year ended September 30, 2002 and the year ended September 30, 2001. Adjustments that impacted the Consolidated Statement of Operations, the Consolidated Balance Sheet and the Consolidated Statement of Changes in Shareholders' Equity for the year ended September 30, 2002 also affected the previously filed forms 10-QSB and 10-QSB/A for the quarters ended December 31, 2002, March 31, 2003 and June 30, 2003. These quarterly returns have accordingly been restated.

Amendments made herewith to form 10-QSB, as filed on May 9, 2003, for the three and six month periods ended March 31, 2003 and March 31, 2002 in respect of the above adjustments, specifically comprise the following:

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

         These adjustments also impact on the previously submitted financial statements for the three and six months ended March 31, 2003 as follows. Item (a) reduced the figure for retained profits brought forward at October 1, 2002, as originally stated, by $440 with $628 being credited to the brought forward pension liability and $188 being debited to the deferred tax asset at October 1, 2002. Items (b) and (c) resulted in the previously disclosed pension asset of $16,654 being presented as a pension liability of $19,098 with corresponding debit entries being made to deferred taxation of $10,537 and to the "Other Comprehensive Income (Loss)" caption within shareholders' equity of $24,585.


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

3. Sales rebates totaling $915 in the three months ended March 31, 2003 and $756 in the three months ended March 31, 2002, and rebates of $1,729 in the six months ended March 31, 2003 and $1,458 in the six months ended March 31, 2002, which were previously presented as a component of SG&A expense, have been reanalyzed and are now shown as a reduction to sales.

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

The following tables present the Consolidated Statements of Operations for the three and six months ended March 31, 2002 and March, 31 2001, together with the Consolidated Balance Sheet as at March 31, 2002, as previously reported and as restated. The financial information is presented in thousands, except for per share data.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)




Spear & Jackson, Inc.
Consolidated Statement of Operations

                                                                          For the Three Months Ended
                                                                                March 31, 2003
                                                        -----------------------------------------------------------------
                                                        As Previously     As Restated      Discontinued    As Restated
                                                          Reported     Before Disclosure    Operations   After Disclosure
                                                                        Of Discontinued                   Of Discontinued
                                                                          Operations                        Operations
                                                        -------------- ------------------ ------------- -----------------
Net sales                                               $      26,220  $          25,305   $      (271) $         25,034
Cost of goods sold                                             17,008             17,008          (168)           16,840
                                                        -------------- ------------------ ------------- -----------------
Gross profit                                                    9,212              8,297          (103)            8,194

Operating costs and expenses:
Selling, general and administrative expenses                    7,169              6,254           (92)            6,162
                                                        -------------- ------------------ ------------- -----------------
Operating income (loss) from continuing operations              2,043              2,043           (11)            2,032

Other income (expense)

Rental income                                                      37                 37                              37
Interest and bank charges (net)                                   (63)               (63)            6               (57)
                                                        -------------- ------------------ ------------- -----------------
Income (loss) from continuing operations before taxation        2,017              2,017            (5)            2,012
Provision for income taxes                                       (573)              (573)         -                 (573)
                                                        -------------- ------------------ ------------- -----------------

Income (loss) from continuing operations                        1,444              1,444            (5)            1,439
                                                        -------------- ------------------ ------------- -----------------

Discontinued operations:
 Income from operations of Megapro screwdriver
 division                                                        -                  -                5                 5
                                                        -------------- ------------------ ------------- -----------------
Income from discontinued operations                              -                  -                5                 5
                                                        -------------- ------------------ ------------- -----------------

Net income                                              $       1,444  $           1,444   $      -     $          1,444
                                                        ============== ================== ============= =================

Basic and diluted earnings per share:

From continuing operations                                      $0.12              $0.12         $0.00             $0.12
From discontinued operations                                     0.00               0.00          0.00              0.00
                                                        -------------- ------------------ ------------- -----------------
Total                                                           $0.12              $0.12         $0.00             $0.12
                                                        ============== ================== ============= =================

Weighted average shares outstanding                        12,011,122         12,011,122    12,011,122        12,011,122
                                                        ============== ================== ============= =================



Spear & Jackson, Inc.
Consolidated Statement of Operations

                                                                          For the Three Months Ended
                                                                                March 31, 2002
                                                        -----------------------------------------------------------------
                                                        As Previously     As Restated    Discontinued     As Restated
                                                          Reported     Before Disclosure  Operations   After Disclosure
                                                                        Of Discontinued                 Of Discontinued
                                                                          Operations                      Operations
                                                        -------------- ------------------ ------------- -----------------
Net sales                                               $      22,867  $          22,111  $       -     $         22,111
Cost of goods sold                                             15,447             15,447                          15,447
                                                        -------------- ------------------ ------------- -----------------
Gross profit                                                    7,420              6,664          -                6,664

Operating costs and expenses:
Selling, general and administrative expenses                    6,704              5,948          -                5,948
                                                        -------------- ------------------ ------------- -----------------
Operating income from continuing operations                       716                716          -                  716

Other income (expense)

Rental income                                                      31                 31          -                   31
Interest and bank charges (net)                                   (97)               (97)                            (97)
                                                        -------------- ------------------ ------------- -----------------
Income from continuing operations before taxation                 650                650          -                  650
Provision for income taxes                                       (254)              (254)         -                 (254)
                                                        -------------- ------------------ ------------- -----------------
Income from continuing operations                                 396                396          -                  396
                                                        -------------- ------------------ ------------- -----------------

Discontinued operations:
 Income from operations of Megapro screwdriver
 division                                                        -                  -             -                 -
                                                        -------------- ------------------ ------------- -----------------
Income from discontinued operations                              -                  -             -                 -
                                                        -------------- ------------------ ------------- -----------------
Net income                                              $         396  $             396  $       -     $            396
                                                        ============== ================== ============= =================

Basic and diluted earnings per share:

From continuing operations                                      $0.11              $0.11         $0.00             $0.11
From discontinued operations                                     0.00               0.00          0.00              0.00
                                                        -------------- ------------------ ------------- -----------------
Total                                                           $0.11              $0.11         $0.00             $0.11
                                                        ============== ================== ============= =================

Weighted average shares outstanding                         3,543,281          3,543,281     3,543,281         3,543,281
                                                        ============== ================== ============= =================



                              SPEAR & JACKSON, INC.

                          (in thousands except shares)


Spear & Jackson, Inc.
Consolidated Statement of Operations


                                                                           For the Six Months Ended
                                                                                March 31, 2003
                                                        -----------------------------------------------------------------
                                                        As Previously     As Restated    Discontinued     As Restated
                                                          Reported     Before Disclosure  Operations   After Disclosure
                                                                        Of Discontinued                 Of Discontinued
                                                                          Operations                      Operations
                                                        -------------- --------------------------------------------------
Net sales                                               $      49,555  $          47,826  $       (606) $         47,220
Cost of goods sold                                             32,484             32,484          (394)           32,090
                                                        -------------- ------------------ ------------- -----------------
Gross profit                                                   17,071             15,342          (212)           15,130

Operating costs and expenses:
Selling, general and administrative expenses                   13,437             11,708          (166)           11,542
                                                        -------------- ------------------ ------------- -----------------
Operating income (loss) from continuing operations              3,634              3,634           (46)            3,588

Other income (expense)
Royalties (net)                                                    12                 12          -                   12
Rental income                                                      70                 70          -                   70
Interest and bank charges (net)                                  (102)              (102)           13               (89)
                                                        -------------- ------------------ ------------- -----------------
Income (loss) from continuing operations before taxation        3,614              3,614           (33)            3,581
Provision for income taxes                                       (959)              (959)         -                 (959)
                                                        -------------- ------------------ ------------- -----------------
Income (loss) from continuing operations                        2,655              2,655           (33)            2,622
                                                        -------------- ------------------ ------------- -----------------
Discontinued operations:
 Income from operations of Megapro screwdriver
 division                                                        -                  -               33                33
                                                        -------------- ------------------ ------------- -----------------
Income from discontinued operations                              -                  -               33                33
                                                        -------------- ------------------ ------------- -----------------
Net income                                              $       2,655  $           2,655  $       -     $          2,655
                                                        ============== ================== ============= =================

Basic and diluted earnings per share:

From continuing operations                                      $0.22              $0.22         $0.00             $0.22
From discontinued operations                                     0.00               0.00          0.00              0.00
                                                        -------------- ------------------ ------------- -----------------
                                                                $0.22              $0.22         $0.00             $0.22
                                                        ============== ================== ============= =================

Weighted average shares outstanding                        12,011,122         12,011,122    12,011,122        12,011,122
                                                        ============== ================== ============= =================


                              SPEAR & JACKSON, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          (in thousands except shares)


Spear & Jackson, Inc.
Consolidated Statement of Operations


                                                                           For the Six Months Ended
                                                                                 March 31, 2002
                                                        -----------------------------------------------------------------
                                                        As Previously     As Restated     Discontinued      As Restated
                                                          Reported     Before Disclosure   Operations    After Disclosure
                                                                        Of Discontinued                   Of Discontinued
                                                                          Operations                        Operations
                                                        -------------- ------------------ ------------- -----------------
Net sales                                               $      44,086  $          42,628  $      -      $         42,628
Cost of goods sold                                             30,333             30,333                          30,333
                                                        -------------- ------------------ ------------- -----------------
Gross profit                                                   13,753             12,295         -                12,295

Operating costs and expenses:
Selling, general and administrative expenses                   13,342             11,884         -                11,884
                                                        -------------- ------------------ ------------- -----------------
Operating income from continuing operations                       411                411         -                   411

Other income (expense)

Rental income                                                      61                 61         -                    61
Interest and bank charges (net)                                  (185)              (185)        -                  (185)
                                                        -------------- ------------------ ------------- -----------------

Income from continuing operations before taxation                 287                287         -                   287
Provision for income taxes                                       (195)              (195)        -                  (185)
                                                        -------------- ------------------ ------------- -----------------
Income from continuing operations                                  92                 92         -                    92
                                                        -------------- ------------------ ------------- -----------------

Discontinued operations:
 Income from operations of Megapro screwdriver
 division                                                       -                  -             -                 -

                                                        -------------- ------------------ ------------- -----------------
Income from discontinued operations                             -                  -             -                 -
                                                        -------------- ------------------ ------------- -----------------
Net income                                              $         396  $             396  $      -      $            396
                                                        ============== ================== ============= =================

Basic and diluted earnings per share:

From continuing operations                                      $0.11              $0.11         $0.00             $0.11
From discontinued operations                                     0.00               0.00          0.00              0.00
                                                        -------------- ------------------ ------------- -----------------
Total                                                           $0.11              $0.11         $0.00             $0.11
                                                        ============== ================== ============= =================

Weighted average shares outstanding                         3,543,281          3,543,281     3,543,281         3,543,281
                                                        ============== ================== ============= =================



                              SPEAR & JACKSON, INC.

                          (in thousands except shares)




Spear & Jackson, Inc.
Consolidated Balance Sheet

                                                   At March 31, 2003
                                           As Previously      As Restated
                                 ASSETS       Reported
                                           ----------------- -----------------
Current assets:
 Cash and cash equivalents                 $          7,330  $          7,330
 Trade receivables, net                              18,189            18,189
 Inventories                                         23,985            23,985
 Other current assets                                 1,115             1,105
                                           ----------------- -----------------
Total current assets                                 50,619            50,609

Property, plant and equipment, net                   19,598            19,598
Pension asset                                        16,654              -
Deferred taxation                                      -                9,116
Investments                                             140               140
                                           ----------------- -----------------
Total assets                               $         87,011  $         79,463
                                           ================= =================


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                            $             239  $            239
 Short term debt                                          9                 9
 Trade accounts payable                              11,403            11,403
 Accrued expenses and other liabilities              13,788            13,789
 Director's loan payable                                100               100
 Foreign taxes payable                                   56                56
                                           ----------------- -----------------
Total current liabilities                            25,595            25,596
Long term debt                                           10                10
Other liabilities                                     1,826             1,826
Pension liability                                      -               19,098
Deferred income taxes                                 1,609              -
                                           ----------------- -----------------
Total liabilities                                    29,040            46,530
                                           ----------------- -----------------
Stockholders' equity:
 Common stock                                            12                12
 Additional paid in capital                          50,455            51,590
 Accumulated other comprehensive income:
  Pension additional minimum liability                 -              (24,585)
  Foreign currency translation adjustment             4,284             4,284
  Unrealized gain on derivative instruments            -                  (10)
 Retained earnings                                    3,220             1,642
                                           ----------------- -----------------
                                                     57,971            32,933
                                           ----------------- -----------------
Total stockholders' equity                 $         87,011  $         79,463
                                           ================= =================

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

With effect from September 30, 2003 the Company exited its screwdriver operations following the disposal of the trade and assets of Mega Tools Limited and Mega Tools USA, Inc. As a result of the sale, the results of the Megapro business have been disclosed as a discontinued operation in the Consolidated Statements of Operations of the Company for the three and six-month periods ended March 31, 2003.

On September 6, 2002 Megapro Tools, Inc. acquired the entire issued share capital of Spear & Jackson plc and Bowers Group plc ("S&J"). As further explained in note 4 of the financial statements, this transaction has been treated as a reverse acquisition. Reflecting the relative size of S&J within the continued business, Megapro Tools, Inc. changed its name to Spear & Jackson, Inc.

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

Until the disposal of the screwdriver division in September 2003, the Company also manufactured and sold a range of patented multi bit screwdrivers under the "Megapro" brand name.

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

Management's Discussion and Analysis or Plan of Operations in the Company's 10 KSB/A (Amendment No. 2) filing for the year ended September 30, 2002 included a detailed discussion which addressed our most critical accounting policies. The quarterly financial statements for the period ended March 31, 2003, attached hereto, should therefore be read in conjunction with that discussion.

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

The disposal of the Megapro companies followed a strategic review of the screwdriver division by the directors of Spear & Jackson, Inc. from which it was determined that the screwdriver division was not a core activity. As a result of the sale, the Megapro business was disclosed in the consolidated financial statements for the years ended September 30, 2003 and September 30, 2002 as a discontinued operation. The Consolidated Statements of Operations for the three and six month periods ended March 31, 2003 and March 31, 2002 included within the attached financial statements accordingly adopt this presentation.

All figures are expressed in $'000 unless otherwise stated.

OVERVIEW

Net revenues increased by $2,923 (13.2%) from $22,111 to $25,034 in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. In the six months to March 31, 2003 net revenues increased by $4,592 (10.8%) from $42,628 to $47,220 when compared to the six months ended March 31, 2002.

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


The company's extensive dealer network and its pro-active consumer marketing ensure that it remains well positioned to take advantage of market up-turns.

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

The UK market continues to be difficult, particularly for the low-cost items sold via distribution. Whilse price pressure and reduced inventories continue to hurt margins and sales, the larger product work with the automotive and military sectors is showing signs of improvement. Large orders were received from Airbus in the quarter and a substantial order was also received from KITS and Leeds College of Technology to equip two new centers of excellence.

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

Spear & Jackson Australia and Spear & Jackson New Zealand

Both S&J Australia and S&J New Zealand continue to out perform their current year sales targets and prior period performances. In the six months ended March 31, 2003, sales were $1.7 million higher than in the same period last year. Sales for the quarter ended March 31, 2003 were $0.8 million higher than those recorded for the quarter ended March 31, 2002.The quarter 3 outlook has been further boosted by the receipt of large incremental orders from Super Cheap Auto and Bunnings.


COSTS OF GOODS SOLD AND GROSS PROFIT

Costs of goods sold as a percentage of sales decreased to 67.9% during the first six months of the year compared to 71.1% during the six months ending March 31, 2002. Similarly, costs of goods sold as a percentage of sales fell to 67.3% in the three months ended March 31, 2003 from 69.9% in the comparable quarter in 2002.

These movements reflect more favorable sales mixes, focus on strict product cost control and the benefit derived in 2003 from the closure of the loss making calibration business division in September 2002.

Current year gross profit percentages and their prior period comparatives are therefore as follows: quarter ended March 31, 2003: 32.7% (2002: 30.1%), six months ended March 31, 2003: 32.1% (2002: 28.9%).

We will continue to monitor and evaluate means of maintaining and improving current sales mixes and of further reducing costs of goods sold across all our principal trading operations to avoid any margin erosion.

EXPENSES

Expressed as a percentage of sales, selling, general and administration expenses were 24.4% of revenues for the six months ended March 31, 2003 (2002: 27.9%) and 24.6% of revenues for the quarter ended March 31, 2003 (2002: 26.9%).

Other income and expenses reduced from a net expense of $124 in the six months ended March 31, 2002 to a net expense of $7 in the half year ended March 31, 2003. This movement is attributable to decreased interest charges in the Company's French and Australian businesses and the receipt of royalty and rent income in the acquired Megapro businesses.

In the quarter ended March 31, 2003, other net expenses decreased to $20 from $66 for the three months to March 2002. This reduction again relates to interest savings in the Spear & Jackson French and Australian businesses.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Our income from continuing operations before income taxes in the six months ended March, 31, 2003 amounted to $3,581. This compares to an income before taxes for the half-year ended March 31, 2002 of $287. As discussed above, this increase in profitability is derived from improvements in gross margins and the ongoing benefits arising from overhead cost savings.

In the quarter ended March 31, 2003, income before income taxes was $2,012 compared to a profit of $650 in the three months ended March 31, 2002. The improvement of $1,362 is again attributable to increased sales margins and continued overhead reductions.

INCOME TAX

Income taxes were $959 in the half-year ended March 31, 2003 compared to a $195 income tax charge in the six months ending March 31, 2002. The provision for income taxes in the quarter ended March 31, 2003 was $573; an increase of $319 on the provision made in the three months ended March 31, 2002.

Income taxes were 26.8% of profits before tax in the six months ended March 31, 2003 as opposed to 67.9% of the profit before income taxes in the six months ended March 31, 2002. Tax for the quarter ending March 31 was 28.5% of profits in 2003 and 39% in 2002.

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

NET PROFIT FROM CONTINUING OPERATIONS

Our net profit from continuing operations after income taxes was $2,622 for the six months ended March 31, 2003. This compares to a profit after income taxes of $92 for the half year ended March 31, 2002. In the quarter ended March 31, 2003, net profit amounted to $1,439. This compares to a profit of $396 arising in the comparable quarter last year.

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

Total income attributable to discontinued operations was $5 in the quarter ended March 31, 2003 and $33 in the six months ended on that date. There are no comparable items in the quarter ended March 31, 2002 nor the six months ended March 31, 2002.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash position was $7,330 at March 31, 2003 and our net assets were $32,933 at that date.

Net cash generated from operating activities in the six-month period ended March 31, 2003 was $4,353 compared to an operating cash generation of $780 in the six months ended March 31, 2002. This improvement in 2003 arises from the significant increase in net income (adjusted for depreciation and deferred taxes) of $3.3 million and trade working capital inflows relating to improved receivables collections of $1.3 million and a trade payables increase of $0.6 million offset by an increase in inventories of $2.2 million. The inventory increase arises in Spear & Jackson's Australian subsidiary (stock build to service Q3 sales) and in the UK garden tools business (cyclical increase related to the UK spring garden season). Other working capital movements include increases in other current and non-current liabilities of $1.3 million, which, in the main, are associated with the increases in leasing liabilities following the replacement of the UK leased vehicle fleet in January 2003.

Cash outflow from investing activities was $2,441 in the period ended March 31, 2003. This compares to an outflow from investing activities in the period ended March 31, 2002 of $217. Net cash used in investing activities in 2003 includes $2,611 of equipment purchases (2002: $217) which relates principally to the replacement of the UK car fleet under capitalized operating leases and the purchase of computer equipment in Australia.

Net cash absorbed by financing activities was $1,068 in the period ended March 31, 2003 compared to net cash provided by financing activities in the period ended March 31, 2002 of $324. Cash utilized by financing activities in the period ended March 31, 2003 includes the repayment of short-term debt in Australia of $1,004 and the repayment of a shareholder loan of $60. The cash provided by financing activities in the period ended March 31, 2002 comprises additional overdraft advances of $324.

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