Form 10QSB/A
period 2003-06-30
SPEAR & JACKSON INC
filed 2004-03-08
CIK 1107206

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Registrant had 12,011,122 shares of Common Stock, $.001 par value per share, outstanding as of July 31, 2003.

EXPLANATORY NOTE

On January 13, 2003, Spear & Jackson Inc. ("the Company") filed its annual report on Form 10-KSB for the fiscal year ended September 30, 2002. On May 28, 2003 the Company filed Amendment No. 1 to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002. The amendment restated the original Form 10-KSB in order to re-present the acquisition of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc. as a reverse takeover. The impact of this restatement of the basis of consolidation was reflected in the quarterly report on form 10-QSB for the three and nine month periods ended June 30, 2003 and June 30, 2002 which was filed on August 5, 2003.

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

This Amendment No. 1 to the Quarterly Return on Form 10-QSB for the quarter ended June 30, 2003, is therefore being filed to restate the financial statements and supplemental disclosures as follows:

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

Item (a) impacted the previously reported figure for Selling, General and Administrative ("SG&A") expenses and also the tax charge for the year. Item (b) resulted in the previously disclosed pension asset of $14,962 being presented as a pension liability of $20,442 with corresponding debit entries being made to deferred taxation of $10,621 and to the "Other Comprehensive Income (Loss)" caption within shareholders' equity of $24,343. The 2001 ABO pension adjustments, item (c), were reflected in the consolidated statement of changes in shareholders' equity for the year ended September 30, 2001. They also affected the SFAS 87 charges for 2002 and subsequent years.

These adjustments also impact on the previously submitted financial statements for the three and nine month periods ended June 30, 2003 as follows. Item (a) reduced the figure for retained profits brought forward at October 1, 2002, as originally stated, by $440 with $628 being credited to the pension liability and $188 debited to the deferred tax asset. Items (b) and (c) resulted in the previously disclosed pension asset at June 30, 2003 of $18,202 being presented as a pension liability of $19,370 with corresponding debit entries being made to deferred taxation of $11,084 and to the "Other Comprehensive Income (Loss)" caption within shareholders' equity of $25,860.

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

3. Sales rebates totalling $906 in the three months ended June 30, 2003 and $800 in the three months ended June 30, 2002 and rebates of $2,635 in the nine months ended June 30, 2003 and $2,258 in the nine months ended June 30, 2002, which were previously presented as a component of SG&A expense, have been reanalyzed and are now shown as a reduction to sales.

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

PART II
Item 1

(a) additional contingencies discussion

The remaining disclosures contained within this Amendment consist of all other disclosures originally contained in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 in the form filed with the Securities and Exchange Commission ("SEC") on August 5, 2003.

Other disclosures as originally included in the Company's Quarterly Report on Form 10-QSB for the three months ended June 30, 2003 are not amended hereby, but are included for the convenience of the reader.

In order to preserve the nature and character of the disclosures set forth in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, as originally filed, except as expressly noted herein, this report speaks as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.

Therefore, while this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

                              Spear & Jackson, Inc.


                                      INDEX



PART I. FINANCIAL INFORMATION
                                                                     Page Number
Item 1  Financial Statements (Unaudited)

        Consolidated Balance Sheet June 30, 2003                         F-1

        Consolidated Statements of Operations - Three and Nine Months
        ended June 30, 2003 and 2002                                     F-2

        Consolidated Statements of Comprehensive Income (Loss) -
        Three and Nine Months ended June 30, 2003 and 2002               F-3

        Consolidated Statements of Cash Flows - Nine Months
        ended June 30, 2003 and 2002                                     F-4

        Notes to Consolidated Financial Statements                       F-5

Item 2  Management's Discussion and Analysis or
        Plan of Operation                                                  6

Item 3  Controls and Procedures                                            8

PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                  8

Item 2  Changes in Securities and Use of Proceeds                          8

Item 3  Defaults Upon Senior Securities                                    8

Item 4  Submission of Matters to a Vote of Security Holders                8

Item 5  Other Information                                                 19

Item 6  Exhibits and Reports on Form 8-K                                  19

SIGNATURES

                              SPEAR & JACKSON, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                                           At June 30,
                                                              2003
                                                        ---------------
                                                           (Restated)
                      ASSETS
Current assets:
 Cash and cash equivalents                              $        8,307
 Trade receivables, net                                         18,270
 Inventories                                                    25,810
 Other current assets                                              832
                                                        ---------------
Total current assets                                            53,219

Property, plant and equipment, net                              20,030
Deferred taxation                                                8,872
Investments                                                        147
                                                        ---------------
Total assets                                            $       82,268
                                                        ===============


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                          $          142
 Trade accounts payable                                         11,041
 Accrued expenses and other liabilities                         12,967
 Director's loan payable                                           100
 Foreign taxes payable                                              35
                                                        ---------------
Total current liabilities                                       24,285
Other liabilities                                                1,814
Pension liability                                               19,370
                                                        ---------------
Total liabilities                                               45,469
                                                        ---------------
Stockholders' equity:
 Common stock                                                       12
 Additional paid in capital                                     51,590
 Accumulated other comprehensive income:
  Pension additional minimum liability                         (25,860)
  Foreign currency translation adjustment                        7,501
  Unrealized losses on derivative instruments                      (12)
 Retained earnings                                               3,568
                                                        ---------------
                                                                36,799
                                                        ---------------

Total stockholders' equity                              $       82,268
                                                        ===============




   The accompanying notes are an integral part of these financial statements.

SPEAR & JACKSON, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                   (Unaudited)


                                 (in thousands)


                                                 For the Three Months Ended           For the Nine Months Ended
                                                  June 30,        June 30,            June 30,         June 30,
                                                    2003            2002                2003             2002
                                              --------------- ------------------  ---------------- ----------------
                                                  (Restated)        (Restated)       (Restated)       (Restated)

Net sales                                     $       24,787  $          23,394   $        72,003  $        66,022
Cost of goods sold                                    16,734             16,211            48,824           46,544
                                              --------------- ------------------  ---------------- ----------------
Gross profit                                           8,053              7,183            23,179           19,478

Operating costs and expenses:
Selling, general and administrative expenses           5,278              6,133            16,816           18,017
                                              --------------- ------------------  ---------------- ----------------
Operating income                                       2,775              1,050             6,363            1,461

Other income (expense)
Royalties                                                  2               -                   14             -
Rental income                                             38                 30               108               91
Interest and bank charges (net)                          (69)                11              (158)            (174)
                                              --------------- ------------------  ---------------- ----------------
Income from continuing operations
 before income taxes                                   2,746              1,091             6,327            1,378
Provision for income taxes                              (832)              (383)           (1,791)            (578)
                                              --------------- ------------------  ---------------- ----------------
Income from continuing operations                      1,914                708             4,536              800
                                              --------------- ------------------  ---------------- ----------------

Discontinued operations:

Income from operations of Megapro
 screwdriver division (including taxation
 of $0)                                                   12               -                   45             -
                                              --------------- ------------------  ---------------- ----------------
Income from discontinued operations                       12               -                   45             -
                                              --------------- ------------------  ---------------- ----------------

Net income                                    $        1,926  $             708   $         4,581  $           800
                                              =============== ==================  ================ ================

Basic and diluted earnings per share:

From continuing operations                             $0.16              $0.20             $0.38            $0.23

From discontinued operations                            0.00               0.00              0.00             0.00
                                              --------------- ------------------  ---------------- ----------------
Total                                                  $0.16              $0.20             $0.38            $0.23
                                              =============== ==================  ================ ================

Weighted average shares outstanding               12,011,122          3,543,281        12,011,122        3,543,281
                                              =============== ==================  ================ ================


   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                   (Unaudited)


                                 (in thousands)


                                               For the Three     For the Three     For the Nine     For the Nine
                                                Months Ended      Months Ended     Months Ended     Months Ended
                                                  June 30,          June 30,         June 30,         June 30,
                                                    2003              2002             2003             2002
                                               ---------------   ---------------  ---------------   --------------
                                                 (Restated)         (Restated)       (Restated)       (Restated)

Total net income                               $        1,926     $         708   $        4,581    $         800

Other comprehensive income (loss)

 Additional minimum pension liability                  (1,275)             (782)          (1,517)            (435)
 Foreign currency translation adjustments               3,220             3,892            4,445            2,136
 Unrealized (losses) gains on derivative
  instruments                                              (2)                7              (14)             (69)
                                               ---------------   ---------------  ---------------   --------------
Total comprehensive income                     $        3,869    $        3,825   $        7,495    $       2,432
                                               ===============   ===============  ===============   ==============









   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                       For the Nine Months Ended
                                                                       June 30,         June 30,
                                                                        2003              2002
                                                                   ----------------- -----------------

                                                                      (Restated)         (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $          4,581  $            800
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation                                                                  2,137             2,122
Profit on sale of plant, property and equipment                                (170)             -
Deferred income taxes                                                         1,726               499
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Decrease (increase) in trade receivables                                      1,064              (752)
(Increase) decrease in inventories                                           (3,543)              700
Decrease in other current assets                                                507               754
Contributions paid to pension plan                                           (2,101)           (2,358)
(Decrease) increase in other non-current liabilities                           (206)               55
Increase in trade accounts payable                                            1,477             3,007
(Decrease) increase in accrued expenses and other liabilities                  (609)              607
Decrease in foreign taxes payable                                                (5)             -
Increase (decrease) in other liabilities                                        768            (3,070)
                                                                   ----------------- -----------------
NET CASH  PROVIDED BY  OPERATING ACTIVITIES                                   5,626             2,364
                                                                   ----------------- -----------------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                   (2,690)             (792)
Proceeds from sale of property, plant and equipment                             170              -
                                                                   ----------------- -----------------
NET CASH USED IN INVESTING ACTIVITIES                                        (2,520)             (792)
                                                                   ----------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                                     (23)               (9)
Repayment of overdraft                                                       (1,163)             (151)
Promissory notes repaid                                                        (235)             -
Repayment of shareholder loan                                                   (60)             -
                                                                   ----------------- -----------------
NET CASH USED IN FINANCING ACTIVITIES                                        (1,481)             (160)
                                                                   ----------------- -----------------

Effect of exchange rate changes on cash and cash equivalents                    196               202
                                                                   ----------------- -----------------

CHANGE IN CASH AND CASH EQUIVALENTS                                           1,821             1,614

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              6,486             2,710
                                                                   ----------------- -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $          8,307  $          4,324
                                                                   ================= =================

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest                                         $            174  $            190
                                                                   ================= =================
    Cash paid for taxes                                            $             65  $             80
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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to both the rules and regulations of the Securities and Exchange Commission and with instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of June 30, 2003 and the results of operations for the three and nine month periods ended June 30, 2003 and June 30, 2002 and cash flows for the nine months ended June 30, 2003 and June 30, 2002 have been included and that the disclosures are adequate to make the information presented not misleading.

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


The results of operations for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 6--Segment Data - continued

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

         The following is a summary of the significant accounts and balances (in thousands) by business segment, reconciled to the consolidated totals.

                                 Sales             Long-lived Assets (a)          Sales              Long-lived Assets (a)
                        -----------------------  -----------------------  ------------------------  -----------------------
                          Three Months Ended       Three Months Ended        Nine Months Ended        Nine Months Ended
                         June 30,   June 30,      June 30,    June 30,     June 30,    June 30,      June 30,    June 30,
                           2003       2002          2003        2002         2003        2002          2003        2002
                        ----------- -----------  ----------- -----------  ----------- ------------  ----------- -----------
  Hand & garden tools   $   19,229  $   17,954   $    6,898  $   10,142   $   55,254  $    49,503   $    6,898  $   10,142
  Metrology tools            3,502       3,376        2,705       2,537       10,412       10,372        2,705       2,537
  Magnetic products          2,056       2,064        1,049       1,073        6,337        6,147        1,049       1,073
  Screwdrivers                 263        -             180        -             869         -             180        -
  Corporate                   -           -           9,198       8,680         -            -           9,198       8,680
                        ----------- -----------  ----------- -----------  ----------- ------------  ----------- -----------
     Total              $   25,050  $   23,394   $   20,030  $   22,432   $   72,872  $    66,022   $   20,030  $   22,432
                        =========== ===========  =========== ===========  =========== ============  =========== ===========
Attributable to:
Continuing operations   $   24,787  $   23,394   $   19,850  $   22,432   $   72,003  $    66,022   $   19,850  $   22,432
Discontinued operations        263        -             180        -             869         -             180        -
                        ----------- -----------  ----------- -----------  ----------- ------------  ----------- -----------
                        $   25,050  $   23,394   $   20,030  $   22,432   $   72,872  $    66,022   $   20,030  $   22,432
                        =========== ===========  =========== ===========  =========== ============  =========== ===========

                              Depreciation         Capital expenditure          Depreciation          Capital expenditure
                        -----------------------  -----------------------  ------------------------  -----------------------
                          Three Months Ended       Three Months Ended        Nine Months Ended        Nine Months Ended
                         June 30,   June 30,      June 30,    June 30,     June 30,    June 30,      June 30,    June 30,
                           2003       2002          2003        2002         2003        2002          2003        2002
                        ----------- -----------  ----------- -----------  ----------- ------------  ----------- -----------
  Hand & garden tools   $      488  $      476   $       41  $      572   $    1,448  $     1,462   $    1,721  $      755
  Metrology tools              101         108         -              1          297          311          543           5
  Magnetic products             51          75         -              2          206          199          333          32
  Screwdrivers                  12        -            -           -              36         -            -           -
  Corporate                     54          56           38        -             150          150           93        -
                        ----------- -----------  ----------- -----------  ----------- ------------  ----------- -----------
     Total              $      706  $      715   $       79  $      575   $    2,137  $     2,122   $    2,690  $      792
                        =========== ===========  =========== ===========  =========== ============  =========== ===========
Attributable to:
Continuing operations   $      694  $      715   $       79  $      575   $    2,101  $     2,122   $    2,690  $      792
Discontinued operations         12        -            -           -              36         -            -           -
                        ----------- -----------  ----------- -----------  ----------- ------------  ----------- -----------
                        $      706  $      715   $       79  $      575   $    2,137  $     2,122   $    2,690  $      792
                        =========== ===========  =========== ===========  =========== ============  =========== ===========

                           Operating Income      Net Interest                Operating Income       Net Interest
                        -----------------------  -----------------------  ------------------------  -----------------------
                          Three Months Ended       Three Months Ended        Nine Months Ended        Nine Months Ended
                         June 30,   June 30,      June 30,    June 30,     June 30,    June 30,      June 30,    June 30,
                           2003       2002          2003        2002         2003        2002          2003        2002
                        ----------- -----------  ----------- -----------  ----------- ------------  ----------- -----------
  Hand & garden tools   $    1,863  $      863   $      (77) $     (113)  $    4,532   $    1,337    $    (175) $     (294)
  Metrology tools              449         108           (6)         (2)       1,098          613          (11)         (7)
  Magnetic products            490         174           (4)         (4)       1,200          141           (9)         (7)
  Screwdrivers                  15           -           (3)          -           61            -          (18)          -
  Corporate                    (27)        (95)          18         130         (467)        (630)          39         134
                        ----------- -----------  ----------- -----------  ----------- ------------  ----------- -----------
     Total              $    2,790  $    1,050   $      (72) $       11   $    6,424  $     1,461   $     (174) $     (174)
                        =========== ===========  =========== ===========  =========== ============  =========== ===========
Attributable to:
Continuing operations   $    2,775  $    1,050   $      (69) $       11   $    6,363  $     1,461   $     (158) $     (174)
Discontinued operations         15        -              (3)       -              61         -             (16)       -
                        ----------- -----------  ----------- -----------  ----------- ------------  ----------- -----------
                        $    2,790  $    1,050   $      (72) $       11   $    6,424  $     1,461   $     (174) $     (174)
                        =========== ===========  =========== ===========  =========== ============  =========== ===========

(a) Represents property, plant and equipment, net.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 6 - Segment Data - continued

The following table presents certain data by geographic areas (in thousands):


                                Sales (a)         Long-lived Assets (b)             Sales (a)         Long-lived Assets (b)
                        -----------------------  -------------------------   ----------------------  -----------------------
                           Three Months Ended       Three Months Ended          Nine Months Ended      Nine Months Ended
                         June 30     June 30       June 30      June 30       June 30    June 30      June 30     June 30
                          2003        2002          2003         2002           2003       2002         2003        2002
                        ---------- ------------  ------------ ------------   ----------- ----------  ----------- -----------

  United Kingdom        $   7,460  $     6,884   $    17,881  $    20,709    $   29,242  $  30,626   $   17,881  $   20,709
  Europe                    5,548        6,618         1,288        1,185        14,187     12,088        1,288       1,185
  Australasia               5,456        4,231           681          538        16,599     11,671          681         538
  North America               982          164           180         -            5,281      4,188          180        -
  Other                     5,604        5,497          -            -            7,563      7,449         -           -
                        ---------- ------------  ------------ ------------   ----------- ----------  ----------- -----------
     Total              $  25,050  $    23,394   $    20,030  $    22,432    $   72,872  $  66,022   $   20,030  $   22,432
                        ========== ============  ============ ============   =========== ==========  =========== ===========
Attributable to:
Continuing operations   $  24,787  $    23,394   $    19,850  $    22,432    $   72,003  $  66,022   $   19,850  $   22,432
Discontinued operations       263         -              180         -              869       -             180        -
                        ---------- ------------  ------------ ------------   ----------- ----------  ----------- -----------
                        $  25,050  $    23,394   $    20,030  $    22,432    $   72,872  $  66,022   $   20,030  $   22,432
                        ========== ============  ============ ============   =========== ==========  =========== ===========

                             Depreciation           Capital expenditure            Depreciation        Capital expenditure
                        -----------------------  -------------------------   ----------------------  -----------------------
                           Three Months Ended       Three Months Ended          Nine Months Ended      Nine Months Ended
                         June 30     June 30       June 30      June 30       June 30    June 30      June 30     June 30
                          2003        2002          2003         2002           2003       2002         2003        2002
                        ---------- ------------  ------------ ------------   ----------- ----------  ----------- -----------

  United Kingdom        $     572  $       656   $        74  $       522    $    1,798  $   1,462   $    2,387  $      728
  Europe                       27            1             5         -               84        311            8           4
  Australasia                  92           58          -              53           213        199          285          60
  North America                15         -             -            -               42        150           10        -
                        ---------- ------------  ------------ ------------   ----------- ----------  ----------- -----------
     Total              $     706  $       715   $        79  $       575    $    2,137  $   2,122   $    2,690  $      792
                        ========== ============  ============ ============   =========== ==========  =========== ===========
Attributable to:
Continuing operations   $     694  $       715   $        79  $       575    $    2,101  $   2,122   $    2,690  $      792
Discontinued operations        12         -             -            -               36       -            -           -
                        ---------- ------------  ------------ ------------   ----------- ----------  ----------- -----------
                        $     706  $       715   $        79  $       575    $    2,137  $   2,122   $    2,690  $      792
                        ========== ============  ============ ============   =========== ==========  =========== ===========

                            Operating income     Net Interest                   Operating income     Net Interest
                        --------------------------------------------------   -----------------------------------------------
                           Three Months Ended       Three Months Ended          Nine Months Ended      Nine Months Ended
                         June 30     June 30       June 30      June 30       June 30    June 30      June 30     June 30
                          2003        2002          2003         2002           2003       2002         2003        2002
                        ---------- ------------  ------------ ------------   ----------- ----------  ----------- -----------

  United Kingdom        $   2,700  $     1,126   $       (32) $        82    $    6,032  $   1,300   $      (61) $       54
  Europe                      (10)         (81)          (54)         (31)          160        (21)        (127)       (129)
  Australasia                 297            5            (4)         (40)          828        182           (8)        (99)
  North America              (197)        -               18         -             (596)      -              22        -
                        ---------- ------------  ------------ ------------   ----------- ----------  ----------- -----------
     Total              $   2,790  $     1,050   $       (72) $        11    $    6,424  $   1,461   $     (174) $     (174)
                        ========== ============  ============ ============   =========== ==========  =========== ===========
Attributable to:
Continuing operations   $   2,775  $     1,050   $       (69) $        11    $    6,363  $   1,461   $     (158) $     (174)
Discontinued operations        15         -               (3)        -               61       -             (16)       -
                        ---------- ------------  ------------ ------------   ----------- ----------  ----------- -----------
                        $   2,790  $     1,050   $       (72) $        11    $    6,424  $   1,461   $     (174) $     (174)
                        ========== ============  ============ ============   =========== ==========  =========== ===========



(a) Sales are attributed to geographic areas based on the location of the customers.
(b) Represents property, plant and equipment, net.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)


Note 7 - Restatement of Previously Issued Financial Statements

On January 13, 2003, Spear & Jackson Inc. ("the Company") filed its annual report on Form 10-KSB for the fiscal year ended September 30, 2002. On May 28, 2003 the Company filed Amendment No. 1 to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002. The amendment restated the original Form 10-KSB in order to re-present the acquisition of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc. as a reverse takeover. The impact of this restatement of the basis of consolidation was reflected in the Quarterly Report on form 10-QSB for the three and nine month periods ended June 30, 2003 and June 30, 2002 which was filed on August 5, 2003.

Amendment No. 1 to the Annual Report on Form 10-KSB for the year ended September 30, 2002 was filed on December 30, 2003 in order to amend and restate the consolidated financial statements for both the year ended September 30, 2002 and the year ended September 30, 2001. Adjustments that impacted the Consolidated Statement of Operations, the Consolidated Balance Sheet and the Consolidated Statement of Changes in Shareholders' Equity for the year ended September 30, 2002 also affected the previously filed forms 10-QSB and 10-QSB/A for the quarters ended December 31, 2002, March 31, 2003 and June 30, 2003. These quarterly returns have accordingly been restated.

Amendments made herewith to form 10-QSB, as filed on August 5, 2003, for the three months ended June 30, 2003, as filed on August 5, 2003, in respect of the above adjustments specifically comprise the following:

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

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)


Note 7 - Restatement of Previously Issued Financial Statements - continued

         These adjustments also impact on the previously submitted financial statements for the three and nine month periods ended June 30, 2003 and June 30, 2002 as follows. Item (a) reduced the figure for retained profits brought forward at October 1, 2002, as originally stated, by $440 with $628 being credited to the pension liability and $188 debited to the deferred tax asset. Items (b) and (c) resulted in the previously disclosed pension asset at June 30, 2003 of $18,202 being presented as a pension liability of $19,370 with corresponding debit entries being made to deferred taxation of $11,084 and to the "Other Comprehensive Income (Loss)" caption within shareholders' equity of $25,860.

2. The fair value of the consideration for the deemed acquisition of Megapro Tools, Inc. was revised. This resulted in goodwill of $1,138 being recognized which was then written off following a goodwill impairment review. With regard to the financial statements for the three months ended June 30, 2003, retained profits brought forward at October 1, 2002 were correspondingly reduced by this amount.

3. Sales rebates totaling $906 in the three months ended June 30, 2003 and $800 in the three months ended June 30, 2002 and $2,635 in the nine months ended June 30, 2003 and $2,258 in the nine months ended June 30, 2002 which were previously presented as a component of SG&A expense, have been reanalyzed and are now shown as a reduction to sales.


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

The following tables present the Consolidated Statements of Operations for the quarters ended June 30, 2003 and June 30, 2002 and the nine months ended June 30, 2003 and June, 30 2002 together with the Consolidated Balance Sheet as at June 30, 2003, as previously reported and as restated. The financial information is presented in thousands, except for per share data.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)




Spear & Jackson, Inc.
Consolidated Statement of Operations


                                                                    For the Three Months Ended
                                                                            June 30, 2003
                                                   -----------------------------------------------------------------
                                                   As Previously     As Restated      Discontinued     As Restated
                                                     Reported     Before Disclosure    Operations    After Disclosure
                                                                   Of Discontinued                   Of Discontinued
                                                                     Operations                         Operations
                                                   -------------- ------------------ ------------- ------------------
Net sales                                          $      25,956  $          25,050  $       (263) $          24,787
Cost of goods sold                                        16,886             16,886          (152)            16,734
                                                   -------------- ------------------ ------------- ------------------
Gross profit                                               9,070              8,164          (111)             8,053

Operating costs and expenses:
Selling, general and administrative expenses               6,280              5,374           (96)             5,278
                                                   -------------- ------------------ ------------- ------------------
Operating income (loss) from continuing operations         2,790              2,790           (15)             2,775

Other income (expense)
Royalties (net)                                                2                  2          -                     2
Rental income                                                 38                 38          -                    38
Interest and bank charges (net)                              (72)               (72)            3                (69)
                                                   -------------- ------------------ ------------- ------------------
Income (loss) from continuing operations
 before taxation                                           2,758              2,758           (12)             2,746
Provision for income taxes                                  (832)              (832)         -                  (832)
                                                   -------------- ------------------ ------------- ------------------
Income (loss) from continuing operations                   1,926              1,926           (12)             1,914
                                                   -------------- ------------------ ------------- ------------------

Discontinued operations:
       Income from operations of Megapro
        screwdriver division                                -                  -               12                 12
                                                   -------------- ------------------ ------------- ------------------
Income from discontinued operations                         -                  -               12                 12
                                                   -------------- ------------------ ------------- ------------------

Net income                                         $       1,926  $           1,926  $       -     $           1,926
                                                   ============== ================== ============= ==================

Basic and diluted earnings per share

From continuing operations                                 $0.16              $0.16         $0.00              $0.16
From discontinued operations                                0.00               0.00          0.00               0.00
                                                   -------------- ------------------ ------------- ------------------
Total                                                      $0.16              $0.16         $0.00              $0.16
                                                   ============== ================== ============= ==================

Weighted average shares outstanding                   12,011,122         12,011,122    12,011,122         12,011,122
                                                   ============== ================== ============= ==================


                              SPEAR & JACKSON, INC.

                          (in thousands except shares)




Spear & Jackson, Inc.
Consolidated Statement of Operations


                                                                        For the Three Months Ended
                                                                              June 30, 2002
                                                   -----------------------------------------------------------------
                                                   As Previously     As Restated    Discontinued     As Restated
                                                     Reported     Before Disclosure  Operations    After Disclosure
                                                                   Of Discontinued                  Of Discontinued
                                                                     Operations                        Operations
                                                   -------------- ------------------ ------------ ------------------
Net sales                                          $      24,194  $          23,394  $      -     $          23,394
Cost of goods sold                                        16,211             16,211         -                16,211
                                                   -------------- ------------------ ------------ ------------------
Gross profit                                               7,983              7,183         -                 7,183

Operating costs and expenses:
Selling, general and administrative expenses               6,933              6,133         -                 6,133
                                                   -------------- ------------------ ------------ ------------------
Operating income                                           1,050              1,050         -                 1,050

Other income (expense)

Rental income                                                 30                 30         -                    30
Interest and bank charges (net)                               11                 11         -                    11
                                                   -------------- ------------------ ------------ ------------------
Income from operations before taxation                     1,091              1,091         -                 1,091
Provision for income taxes                                  (383)              (383)        -                  (383)
                                                   -------------- ------------------ ------------ ------------------
Income from continuing operations                            708                708         -                   708
                                                   ============== ================== ============ ==================

Discontinued operations:
 Income from operations of Megapro
  screwdriver division                                      -                  -            -                 -
                                                   -------------- ------------------ ------------ ------------------
Total income from discontinued operations                   -                  -            -                 -
                                                   -------------- ------------------ ------------ ------------------

Total net income                                   $         708  $             708  $      -     $             708
                                                   ============== ================== ============ ==================

Basic and diluted earnings per share:

From continuing operations                                 $0.20              $0.20         $0.00 $            0.20
From discontinued operations                                0.00               0.00          0.00              0.00
                                                   -------------- ------------------ ------------- -----------------
Total                                                      $0.20              $0.20         $0.00 $            0.20
                                                   ============== ================== ============= =================

Weighted average shares outstanding                    3,543,281          3,543,281     3,543,281         3,543,281
                                                   ============== ================== ============= =================


                              SPEAR & JACKSON, INC.

                          (in thousands except shares)



Spear & Jackson, Inc.
Consolidated Statement of Operations


                                                                      For the Nine Months Ended
                                                                            June 30, 2003
                                                   ---------------------------------------------------------------
                                                   As Previously     As Restated    Discontinued      As Restated
                                                     Reported     Before Disclosure  Operations    After Disclosure
                                                                   Of Discontinued                  Of Discontinued
                                                                     Operations                       Operations
                                                   -------------- ------------------ ------------- ----------------
Net sales                                          $      75,507  $          72,872  $       (869) $         72,003
Cost of goods sold                                        49,370             49,370          (546)           48,824
                                                   -------------- ------------------ ------------- -----------------
Gross profit                                              26,137             23,502          (323)           23,179

Operating costs and expenses:
Selling, general and administrative expenses              19,713             17,078          (262)           16,816
                                                   -------------- ------------------ ------------- -----------------
Operating income (loss) from continuing operations         6,424              6,424           (61)            6,363

Other income (expense)
Royalties (net)                                               14                 14          -                   14
Rental income                                                108                108          -                  108
Interest and bank charges (net)                             (174)              (174)           16              (158)
                                                   -------------- ------------------ ------------- -----------------

Income (loss) from continuing operations
 before taxation                                           6,372              6,372           (45)            6,327
Provision for income taxes                                (1,791)            (1,791)         -               (1,791)
                                                   -------------- ------------------ ------------- -----------------
Income (loss) from continuing operations                   4,581              4,581           (45)            4,536
                                                   -------------- ------------------ ------------- -----------------

Discontinued operations:
 Income from operations of Megapro
  screwdriver division                                      -                  -               45                45
                                                   -------------- ------------------ ------------- -----------------
Income from discontinued operations                         -                  -               45                45
                                                   -------------- ------------------ ------------- -----------------

Net income                                         $       4,581  $           4,581  $       -     $          4,581
                                                   ============== ================== ============= =================

Basic and diluted earnings per share:

From continuing operations                                 $0.38              $0.38         $0.00             $0.38
From discontinued operations                                0.00               0.00          0.00              0.00
                                                   -------------- ------------------ ------------- -----------------
Total                                                      $0.38              $0.38         $0.00             $0.38
                                                   ============== ================== ============= =================

Weighted average shares outstanding                   12,011,122         12,011,122    12,011,122        12,011,122
                                                   ============== ================== ============= =================


                              SPEAR & JACKSON, INC.

                          (in thousands except shares)



Spear & Jackson, Inc.
Consolidated Statement of Operations


                                                                      For the Nine Months Ended
                                                                           June 30, 2002
                                                   -----------------------------------------------------------------
                                                   As Previously     As Restated      Discontinued     As Restated
                                                     Reported     Before Disclosure   Operations    After Disclosure
                                                                   Of Discontinued                  Of Discontinued
                                                                     Operations                       Operations
                                                   -------------- ------------------ ------------- -----------------
Net sales                                               $ 68,280  $          66,022  $       -     $         66,022
Cost of goods sold                                        46,544             46,544          -               46,544
                                                   -------------- ------------------ ------------- -----------------
Gross profit                                              21,736             19,478          -               19,478

Operating costs and expenses:
Selling, general and administrative expenses              20,275             18,017          -               18,017
                                                   -------------- ------------------ ------------- -----------------
Operating income  from continuing operations               1,461              1,461          -                1,461

Other income (expense)

Rental income                                                 91                 91          -                  91
Interest and bank charges (net)                             (174)              (174)         -                (174)
                                                  -------------- ------------------- ------------- -----------------

Income  from continuing operations before taxation         1,378              1,378          -                1,378
Provision for income taxes                                  (578)              (578)         -                 (578)
                                                   -------------- ------------------ ------------- -----------------
Income from continuing operations                            800                800          -                  800
                                                   -------------- ------------------ ------------- -----------------

Discontinued operations:
 Income from operations of Megapro
  screwdriver division                                      -                  -             -                 -

                                                   -------------- ------------------ ------------- ------------------
Income from discontinued operations                         -                  -             -                 -
                                                   -------------- ------------------ ------------- -----------------

Net income                                         $         800  $             800  $       -     $            800
                                                   ============== ================== ============= =================

Basic and diluted earnings per share:

From continuing operations                                 $0.23              $0.23         $0.00             $0.23
From discontinued operations                                0.00               0.00          0.00              0.00
                                                   -------------- ------------------ ------------- -----------------
Total                                                      $0.23              $0.23         $0.00             $0.23
                                                   ============== ================== ============= =================

Weighted average shares outstanding                    3,543,281          3,543,281     3,543,281         3,543,281
                                                   ============== ================== ============= =================


                              SPEAR & JACKSON, INC.

                          (in thousands except shares)




Spear & Jackson, Inc.
Consolidated Balance Sheet

                                             At June 30, 2003
                                              As Previously         As Restated
                                                Reported
                                             -----------------    --------------
                             ASSETS
Current assets:
  Cash and cash equivalents                  $          8,307     $       8,307
  Trade receivables, net                               18,270            18,270
  Inventories                                          25,810            25,810
  Other current assets                                    844               832
                                             -----------------    --------------
Total current assets                                   53,231            53,219

Property, plant and equipment, net                     20,030            20,030
Pension asset                                          18,202              -
Deferred taxation                                        -                8,872
Investments                                               147               147
                                             -----------------    --------------
Total assets                                 $         91,610     $      82,268
                                             =================    ==============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                            $              142     $         142
  Trade accounts payable                               11,041            11,041
  Accrued expenses and other liabilities               12,964            12,967
  Director's loan payable                                 100               100
  Foreign taxes payable                                    35                35
                                             -----------------    --------------
Total current liabilities                              24,282            24,285
Other liabilities                                       1,814             1,814
Pension liability                                        -               19,370
Deferred income taxes                                   2,400              -
                                             -----------------    --------------
Total liabilities                                      28,496            45,469
                                             -----------------    --------------
Stockholders' equity:
Common stock                                               12                12
Additional paid in capital                             50,455            51,590
Accumulated other comprehensive income:
    Pension additional minimum liability                 -              (25,860)
    Foreign currency translation adjustment             7,501             7,501
    Unrealised loss on derivative instruments            -                  (12)
Retained earnings                                       5,146             3,568
                                             -----------------    --------------
                                             $         63,114     $      36,799
                                             -----------------    --------------
Total stockholders' equity                   $         91,610     $      82,268
                                             =================    ==============

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

With effect from September 30, 2003 the Company exited its screwdriver operations following the disposal of the trade and assets of Mega Tools Limited and Mega Tools USA, Inc. As a result of the sale, the results of the Megapro business have been disclosed as a discontinued operation in the Consolidated Statements of Operations of the Company for the three and nine-month periods ended June 30, 2003.

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

An agreement for the supply of hand and contractors tools has been secured with Buildbase, a major UK builders merchant.

An agreement for the supply of hand and contractors tools has been secured with Travis Perkins a major UK builders merchant.

An agreement for the supply of hand and contractors tools has been secured with N.M.B.S. a buying group of large independent builders merchants and hardware stores.

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

Management's Discussion and Analysis or Plan of Operations in the Company's 10 KSB/A (Amendment No. 2) filing for the year ended September 30, 2002 included a detailed discussion which addressed our most critical accounting policies. The quarterly financial statements for the period ended June 30, 2003, attached hereto, should therefore be read in conjunction with that discussion.

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

RESULTS OF OPERATIONS

The results discussed below compare the three months ended June 30, 2003 with the three months ended June 30, 2002 and the nine months ended June 30,2003 with the nine months ended June 30, 2002. As explained in note 4 to the financial statements, the acquisition of Spear & Jackson plc and Bowers Group plc ("S&J") by Megapro Tools, Inc. (now Spear & Jackson, Inc.) has been accounted for as a reverse acquisition. In these financial statements, S&J is the operating entity for financial reporting purposes and the financial statements for all periods represent S&J's financial position and results of operations. The operating results and net assets of Megapro Tools, Inc. and its subsidiary companies are included in the consolidated statements from September 6, 2002, the date of their deemed acquisition, until September 30, 2003, the effective date of disposal of the Megapro screwdriver division.

The disposal of the Megapro companies followed a strategic review of the screwdriver division by the directors of Spear & Jackson, Inc. from which it was determined that this business was not a core activity. As a result of the sale, the Megapro business was disclosed in the consolidated financial statements for the years ended September 30, 2003 and September 30, 2002 as a discontinued operation. The Consolidated Statements of Operations for the three and nine month periods ended June 30, 2003 and June 30, 2002 included within the attached financial statements accordingly adopt this presentation.

All figures are expressed in $'000 unless otherwise stated.

OVERVIEW

Net revenues increased to $24,787 from $23,394 in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. In the nine months ended June 30, 2003 net revenues increased to $72,003 from a total of $66,022 in the nine months ended June 30, 2002.

The increase in revenues of $6.0m in the nine months ended June 30, 2003 compared to the comparable period in 2002 is attributable to net sales volume increases and favorable exchange movements.

Net revenues for the third quarter 2003 increased by $1.4 million over the three months ended June 30, 2002.

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

Summary details are as follows:

Neill Tools

Agreements to supply various UK builders merchants have been secured.

Buildbase is to be supplied with hand and contractors tools. Travis Perkins is to be supplied with hand and contractors tools.

N.M.B.S., a large independent builders merchant, is to be supplied with hand and contractors tools.

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

Eclipse Magnetics

Eclipse's financial performance remained robust and in the nine months ended June 30, 2003 operating profits were generated representing a 13% return on sales for the company. Eclipse quarter three operating profit was also significantly better than the previous year as a result of improved margins arising from manufacturing and purchasing efficiencies and good fixed cost control.

Promotion of our magnetic separation products is currently receiving particular focus within the business with our principal goal being expansion into the US market. The separation division supplies high added value turnkey solutions to the food, pharmaceutical and processing industries.

Penetration into Germany has previously been recognised as a key business driver and entry into the German market has now been completed with Eclipse establishing a new relationship with Hoffmann which is one of the largest industrial distribution groups in Europe.

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

COSTS OF GOODS SOLD AND GROSS PROFIT

Costs of goods sold increased to $48,824 in the nine-month period ended June 30, 2003 from $46,544 in the nine months ended June 30, 2002. In the three months ended June 30, 2003 costs of goods sold rose to $16,734 from $16,211 in the third quarter of 2002.

Costs of goods sold as a percentage of sales decreased to 67.8% during the first nine months of 2003 compared to 70.5% during the nine months ending June 30, 2002. Similarly, costs of goods sold as a percentage of sales fell to 67.5% in the three months ended June 30, 2003 from 69.3% in the comparable quarter in 2002.

These movements reflect more favorable sales mixes, focus on strict product cost control and the benefit derived in 2003 from the closure of the loss making calibration business division in September 2002.

Current year gross profit percentages and their prior period comparatives are therefore as follows: quarter ended June 30, 2003: 32.5% (2002: 30.7%), nine months ended June 30, 2003: 32.2% (2002: 29.5%).

We will continue to monitor and evaluate means of maintaining and improving current sales mixes and of further reducing costs of goods sold across all our principal trading operations to avoid any margin erosion.

EXPENSES

Selling, general and administrative expenses decreased by $1,201 from $18,017 in the nine months ended June 30, 2002 to $16,816 in the nine months ending June 30, 2003.

The net movement of $1,201 comprises increases relating to adverse exchange fluctuations of $1.9 million (caused by the movement in the US$/(pound) cross rate between the two periods) mitigated by the significant cost savings accruing from the staff reduction programs implemented in the Neill Tools and Eclipse Magnetics divisions in September 2002, payroll reductions following the reorganization of senior management, pension cost reductions, the reorganization of the purchasing and customer service departments and the continued rigorous control of costs and non-essential expenditure.

In the three months ended June 30, 2003, selling, general and administrative expenses have decreased by $855 over the comparable three months last year. The net decrease is attributable to adverse exchange movements of $0.6 million, and decreases of $1.5 million relating to the three months benefit of the cost saving initiatives outlined above. Expressed as a percentage of sales, selling, general and administration expenses were 23.3% of revenues for the nine months ended June 30, 2003 (2002: 27.3%) and 21.3% of revenues for the quarter ended June 30, 2003 (2002: 26.2%).

Other income and expenses reduced from a net expense of $83 in the nine months ended June 30, 2002 to a net expense of $36 in the nine months ended June 30, 2003. This movement is attributable to decreased interest charges in the Company's French and Australian businesses and the receipt of royalty and rent income in the acquired Megapro businesses.

In the quarter ended June 30, 2003, there was net other expense of $29 compared to net income of $41 for the three months to June 30, 2002. This increase relates to the receipt of interest in 2002 on the maturity of bank deposits for which there is no comparable item in 2003.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Our income from continuing operations before income taxes in the nine months ended June 30, 2003 amounted to $6,327. This compares to an income before taxes for the nine months ended June 30, 2002 of $1,378. As discussed above, this increase in profitability is derived from improvements in gross margins and the ongoing benefits arising from overhead cost savings.

In the quarter ended June 30, 2003, income before income taxes was $2,746 compared to a profit of $1,091 in the three months ended June 30, 2002. The improvement of $1,655 is again attributable to increased sales margins and continued overhead reductions.

INCOME TAX

Income taxes were $1,791 in the nine months ended June 30, 2003 compared to a $578 income tax charge in the nine months ending June 30, 2002. The provision for income taxes in the quarter ended June 30, 2003 was $832 an increase of $449 on the provision made in the three months ended June 30, 2002.

Income taxes were 28.3% of profits before tax in the nine months ended June 30, 2003 as opposed to 41.9% of the profit before income taxes in the nine months ended June 30, 2002. Tax for the quarter ending June 30 was 30.3% of profits in 2003 and 35.1% in 2002.

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

NET PROFIT FROM CONTINUING OPERATIONS

Our net profit from continuing operations after income taxes was $4,536 for the nine months ended June 30, 2003. This compares to a profit after income taxes of $800 for the same period in 2002. In the quarter ended June 30, 2003, net profit amounted to $1,914. This compares to a profit of $708 arising in the comparable quarter last year.

DISCONTINUED OPERATIONS

The discontinued operations refer to the Megapro screwdriver division of Spear & Jackson, Inc. which was acquired on September 6, 2002 and which was disposed with effect from September 30, 2003. The directors of the Company had previously carried out a goodwill impairment appraisal and a strategic review of the division in September 2002 and had determined that this division did not represent a continuing core activity. Various divestment strategies were considered and, as of September 30, 2003, the trade and assets of the principal Megapro companies were transferred, at their net book value, to a management buy-in team headed by the managing director of the Megapro business.

Total income attributable to discontinued operations was $12 in the quarter ended June 30, 2003 and $45 in the nine months ended on that date. There are no comparable items in the quarter ended June 30, 2002 nor the nine months ended June 30, 2002.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash position was $8,307 at June 30, 2003 and our net assets were $36,799 at that date.

Net cash generated from operating activities in the nine month period ended June 30, 2003 was $5,626 compared to an operating cash generation of $2,364 in the nine months ended June 30, 2002. This improvement of $3,262 in 2003 arises from the significant increase in net income (adjusted for depreciation and deferred taxes) of $4.9 million and trade working capital inflows relating to improved receivables collections of $1.8 million offset by a trade payables decrease of $1.6 million, an increase in inventories of $4.2 million and a decrease in other creditors of $1.2 million. The inventory increase arises in Spear & Jackson's Australian subsidiary (stock build to service Q4 sales) and in the UK hand and garden tools business (stock builds in advance of holidays and shut downs).

Other working capital movements include favorable movements in other current and non-current liabilities of $3.7 million, which, in the main, are associated with the increases in leasing liabilities following the replacement of the UK leased vehicle fleet in January 2003 and the impact in 2002 of a $3 million loan to the former parent of Spear & Jackson plc.

Cash outflow from investing activities was $2,520 in the period ended June 30, 2003. This compares to an outflow from investing activities in the period ended June 30, 2002 of $792. Net cash used in investing activities in 2003 includes $2,690 of capital expenditure (2002: $792) which relates principally to the replacement of the UK car fleet under capitalized operating leases and the purchase of computer equipment in Australia.

Net cash absorbed by financing activities was $1,481 in the period ended June 30, 2003 compared to net cash absorbed by financing activities in the period ended June 30, 2002 of $160. Cash utilized by financing activities in the period ended June 30, 2003 includes the repayment of overdrafts in Australia of approximately $1 million, the repayment of a shareholder loan of $60 and the repayment of the promissory notes issued to the vendors of Spear & Jackson plc and Bowers Group plc which formed part of the purchase consideration of those companies. The cash provided by financing activities in the period ended June 30, 2002 comprises overdraft and loan repayments of $160.

Our business operations have been funded primarily from net operating income. We have also utilized loans from the Bank of Montreal, shareholder loans and other bank facilities in the US, UK, France, Australia and New Zealand.

Mr. Neil Morgan, a shareholder, has advanced us the amount of $100 as a director's loan. The loan is unsecured, bears interest at 10.25% per annum and has non specific terms of repayment.

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