Form 10-Q
period 2004-03-31
SPEAR & JACKSON INC
filed 2004-05-21
CIK 1107206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 0-32013

                              SPEAR & JACKSON, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


Nevada                                   91-2037081
----------                               ---------------
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

2200 Corporate Boulevard, Suite 314
Boca Raton, Florida                                     33431
-----------------------------------------               --------
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

Registrant had 11,741,122 shares of Common Stock, $.001 par value per share, outstanding as of May 10, 2004.

                              Spear & Jackson, Inc.


                                      INDEX



PART I.  FINANCIAL INFORMATION
                                                                Page Number
Item 1   Financial Statements (Unaudited)

         Consolidated Balance Sheets - March 31, 2004
          and September 30, 2003 (audited)                            3

         Consolidated Statements of Operations - Three and
          Six Months ended March 31, 2004 and 2003                    4

         Consolidated Statements of Comprehensive Income (Loss)
          - Three and Six Months ended March 31, 2004
          and 2003                                                    5

         Consolidated Statements of Cash Flows - Six Months
          ended March 31, 2004 and 2003.                              6

         Notes to Consolidated Financial Statements                   7

Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         19

Item 3   Quantitative and qualitative disclosures about
          market risk                                                 41

Item 4   Controls and Procedures                                      44

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                            45

Item 2   Changes in Securities and Use of Proceeds                    46

Item 3   Defaults Upon Senior Securities                              46

Item 4   Submission of Matters to a Vote of Security Holders          46

Item 5   Other Information                                            46

Item 6   Exhibits and Reports on Form 8-K                             47

SIGNATURES                                                            49

                              SPEAR & JACKSON, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                         At March 31,         At September 30,
                                            2004                    2003
                                         -------------         ---------------
                                          (Unaudited)
                       ASSETS
Current assets:
 Cash and cash equivalents               $      3,740          $        9,191
 Trade receivables, net                        20,445                  15,432
 Inventories                                   25,444                  23,350
 Other current assets                           1,603                     999
                                          -----------          ---------------
Total current assets                           51,232                  48,972

Property, plant and equipment, net             27,219                  19,561
Deferred taxation                              11,666                  10,919
Investments                                       163                     148
                                          -----------          ---------------
Total assets                             $     90,280          $       79,600
                                          ==========           ===============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                           $      2,180          $          304
 Trade accounts payable                         9,850                   7,552
 Accrued expenses and other liabilities        14,631                  12,793
 Foreign taxes payable                            101                      50
                                          -----------          ---------------
Total current liabilities                      26,762                  20,699
Other liabilities                               1,470                   1,787
Pension liability                              27,109                  25,262
                                          -----------          ---------------
Total liabilities                              55,341                  47,748
                                          -----------          ---------------
Stockholders' equity:
 Common stock                                      12                      12
 Additional paid in capital                    51,590                  51,590
 Accumulated other comprehensive income:
  Pension additional minimum liability        (33,337)                (30,204)
  Foreign currency translation
   adjustment                                  13,402                   7,406
  Unrealized losses on derivative
   instruments                                     (4)                    (15)
 Retained earnings                              3,816                   3,603
 Less 270,000 common stock held in
  treasury at cost                               (540)                   (540)
                                          -----------          ---------------
                                               34,939                  31,852
                                          -----------          ---------------
Total stockholders' equity               $     90,280          $       79,600
                                          ==========           ===============


The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)



                                                For the Three Months Ended           For the Six Months Ended
                                                   March 31,        March 31,          March 31,        March 31,
                                                    2004             2003              2004              2003
                                              ----------------- ----------------  ---------------- -----------------
                                                                   (Restated)                         (Restated)
Net sales                                     $     27,427      $    25,034       $    50,409      $     47,220
Cost of goods sold                                  18,721           16,840            34,528            32,090
                                              ----------------- ----------------  ---------------- -----------------
Gross profit                                         8,706            8,194            15,881            15,130

Operating costs and expenses:
Selling, general and administrative expenses         8,401            6,162            15,077            11,542
                                              ----------------- ----------------  ---------------- -----------------
Operating income                                       305            2,032               804             3,588

Other income (expense)
Royalties                                             -                -                 -                   12
Rental income                                           46               37                82                70
Interest and bank charges (net)                        (63)             (57)             (141)              (89)
                                               ---------------- ----------------  ---------------- -----------------
Income from continuing operations
 before income taxes                                   288            2,012               745             3,581
Provision for income taxes                            (356)            (573)             (532)             (959)
                                               ---------------- ----------------  ---------------- -----------------
(Loss) income from continuing operations               (68)           1,439               213             2,622
                                               ---------------- ----------------  ---------------- -----------------

Discontinued operations:

Income from operations of Megapro
 screwdriver division (including taxation
 of $0)                                               -                   5              -                   33
                                               --------------- -----------------  ---------------- -----------------
Income from discontinued operations                   -                   5              -                   33
                                               --------------- -----------------  ---------------- -----------------

Net (loss) income                             $        (68)     $     1,444       $       213      $      2,655
                                               =============== =================  ================ =================

Basic and diluted (loss) earnings per share:

From continuing operations                          $(0.01)           $0.12             $0.22             $0.22

From discontinued operations                          0.00             0.00              0.00              0.00
                                               --------------- -----------------  ---------------- -----------------
Total                                               $(0.01)           $0.12             $0.22             $0.22
                                               =============== =================  ================ =================

Weighted average shares outstanding             12,011,122       12,011,122        12,011,122        12,011,122
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

                              SPEAR & JACKSON, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (in thousands)


                                                  For the Three    For the Three       For the Six       For the Six
                                                  Months Ended      Months Ended       Months Ended     Months Ended
                                                    March 31,        March 31,          March 31,         March 31,
                                                      2004              2003               2004             20023
                                                  --------------   ---------------    ---------------   --------------
                                                                    (Restated)                            (Restated)

Total net (loss) income                            $        (68)    $      1,444        $        213      $     2,655

Other comprehensive income (loss)

 Additional minimum pension liability                      (758)             652              (3,133)            (242)
 Foreign currency translation adjustments                 1,183             (711)              5,996            1,228
 Unrealized losses on derivative instruments                 11               (3)                 11              (12)
                                                  --------------   ---------------    ---------------   --------------
Total comprehensive income (loss)                  $        368     $      1,382        $      3,807      $     3,629
                                                  ==============   ===============    ===============   ==============



   The accompanying notes are an integral part of these financial statements.

                              SPEAR & JACKSON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                 For the Six Months Ended
                                                                                 March 31,         March 31,
                                                                                    2004              2003
                                                                              ----------------- -----------------
                                                                                                  (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $          213     $       2,655
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation                                                                            1,508             1,431
Profit on sale of plant, property and equipment                                            14              (173)
Deferred income taxes                                                                     470               938
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Increase in trade receivables                                                          (3,232)             (115)
Increase in inventories                                                                    68            (3,285)
Decrease in other current assets                                                         (291)              178
Contributions paid to pension plan                                                     (1,424)           (1,414)
(Decrease) increase in other non-current liabilities                                      650               (94)
Increase in trade accounts payable                                                      1,175             2,624
Increase in accrued expenses and other liabilities                                        674               644
Increase (decrease) in foreign taxes payable                                                3                17
Increase (decrease) in other liabilities                                                 (466)              947
                                                                             ----------------- -----------------
NET CASH  PROVIDED BY  OPERATING ACTIVITIES                                              (638)            4,353
                                                                             ----------------- -----------------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                             (6,838)           (2,611)
Proceeds from sale of property, plant and equipment                                      -                  170
                                                                              ----------------- -----------------

NET CASH USED IN INVESTING ACTIVITIES                                                  (6,838)           (2,441)
                                                                              ----------------- -----------------

FINANCING ACTIVITIES:
Repayment of long-term debt                                                              -                   (4)
Repayment of in  overdraft                                                              1,844            (1,004)
Repayment of shareholder loan                                                            -                  (60)
                                                                              ----------------- -----------------
NET CASH  (USED IN) PROVIDED BY FINANCING ACTIVITIES                                    1,844            (1,068)
                                                                              ----------------- -----------------

Effect of exchange rate changes on cash and cash equivalents                              181              -
                                                                              ----------------- -----------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                    (5,451)              844

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        9,191             6,486
                                                                              ----------------- -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $        3,740     $       7,330
                                                                              ================= =================

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest                                                     $          197     $           5
                                                                              ================= =================
    Cash paid for taxes                                                        $           59     $           4
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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to both the rules and regulations of the Securities and Exchange Commission and with instructions to Form 10-Q. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2004 and September 30, 2003, and the consolidated statements of operations for the three and six month periods ended March 31, 2004 and March 31, 2003 and consolidated statements of cash flows for the six month periods ended March 31, 2004 and March 31, 2003 have been included and that the disclosures are adequate to make the information presented not misleading. The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2003.

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

The results of operations for the three and six month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company will adopt the annual disclosures for its fiscal year ending September 30, 2004 and the interim disclosures for its fiscal quarter ending March 31, 2004. The adoption of the revised SFAS No. 132 will have no impact on the Company's results of operation or financial condition.

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

Note 4 - Nature of Business

         The Company was incorporated in the State of Nevada on December 17, 1998 and was inactive until the acquisition of Mega Tools Ltd. and Mega Tools USA, Inc. via reverse acquisition on September 30, 1999. The Company was engaged in the manufacture and sale of a patented multi-bit screwdriver. The Company entered into an exclusive North American license agreement with the patent holder of a retracting cartridge type screwdriver. This license agreement gave the Company unrestricted use of the patent in Canada and the United States until November 8, 2005 but this was terminated in May 2003. The Company's wholly owned subsidiaries, Mega Tools USA, Inc. and Mega Tools Ltd. manufactured and marketed the drivers to customers in the United States and Canada. With effect from September 30, 2003 the Company exited its screwdriver operations following the sale of the trade and net assets of Mega Tools USA, Inc. and Mega Tools Ltd. The historical results of operations for this business have been reclassified to earnings (loss) from discontinued operations on the Company's Consolidated Statements of Operations. In connection with this disposition, the Company is

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 4 - Nature of Business - continued

currently evaluating the circumstances of the transaction and has retained counsel to evaluate whether appropriate procedures were followed and whether full consideration was received for the disposition.

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

         The acquisition was originally presented in the Company's Form 10-KSB filing for the year ended September 30, 2002, as filed on January 13, 2003, as a purchase by Megapro Tools, Inc. of Spear & Jackson plc and Bowers Group plc ("S&J"). Following review by, and subsequent recommendations from, the SEC, the Company accounted for the acquisition of S&J as a reverse acquisition for financial reporting purposes. The Company's 10-KSB was accordingly revised and re-submitted on May 28, 2003. The reverse acquisition is deemed a capital transaction and the net assets of S&J (the accounting acquirer) were carried forward to Megapro Tools, Inc. (the legal acquirer and the reporting entity) at their carrying value before the combination. Although S&J was deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Megapro Tools, Inc. as the surviving corporation does not change. The relevant acquisition process utilizes the capital structure of Megapro Tools, Inc. and the assets and liabilities of S&J are recorded at historical cost.

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

         On 7 November 2002 the Company changed its name from Megapro Tools, Inc. to Spear & Jackson, Inc.

Note 5 - Retirement Benefit Plan

         The Company operates a contributory defined benefit pension plan covering certain of its employees in the United Kingdom based subsidiaries of Spear & Jackson plc. The benefits covered by the Plan are based on years of service and compensation history. Plan assets are primarily invested in equities, fixed income securities and Government Stocks.

         Pension costs amounted to $332 for the quarter ending March 31, 2004 and $66 for the same quarter last year. Pension costs for the six months ending March 31, 2004 were $650 compared with $132 for the equivalent prior year period. The net periodic costs include the following components:

                                      For the Three   For the Three    For the Six     For the Six
                                       Months Ended    Months Ended    Months Ended   Months Ended
                                       March 31,      March 31,        March 31,      March 31,
                                          2004           2003            2004            2003
                                      -------------  -------------    ------------   -------------
Sevice cost                                  $ 387          $ 348           $ 762           $ 689
Interest cost                                2,289          1,933           4,507           3,826
Expected return on plan assets                (2,779)      (2,398)         (5,473)         (4,743)
Recognition of actuarial (gain) loss             435          183             854             360
                                      -------------  -------------    ------------   -------------
Total Benefit cost                           $ 332           $ 66           $ 650           $ 132
                                      =============  =============    ============   =============

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)


Note 5 - Retirement Benefit Plans - continued

         The Company's funding policy with respect to the Plan is to contribute annually not less than the minimum required by applicable UK law and pension regulations. Amounts payable are determined on the advice of the Plan's actuaries. The Company has contributed $0.7 million to the funds in the quarter ending March 31, 2004 (2003 $0.7 million) and $1.4 million in the six month period ending on that date (2003 $1.4 million). The Company anticipates that contributions of $2.8 million will be made in the year ending September 30, 2004 (2003 $2.8 million).

Accounting standards require a minimum pension liability be recorded when the value of pension assets is less than the accumulated benefit obligation ("ABO") at the annual measurement date. As of September 30, 2003, our most recent measurement date for pension accounting, the value of the accumulated pension benefit obligation (ABO) exceeded the value of pension investments by approximately $25.2 million. In accordance with accounting standards, the charge against stockholders' equity will be adjusted in the fourth quarter to reflect the value of pension assets compared to the ABO as of the end of September 2004. If the level of pension assets exceeds the ABO as of a future measurement date, the full charge against stockholders' equity would be reversed.


Note 6 - Property, Plant and Equipment, net

                                              At March 31,    At September 30,
                                              -------------   ------------------
                                                  2004            2003
                                              -------------   ------------------
                                              (in thousands)   (in thousands)
     Land and buildings                          $ 19,739        $ 11,839
     Machinery, equipment and vehicles              5,770           5,603
     Furniture and fixtures                            86             160
     Computer hardware                               -                 74
     Computer software                               -                 35
     Assets held under finance leases               1,624           1,850
                                               ------------   ---------------
                                                 $ 27,219        $ 19,561
                                               ============   ===============

         Included in machinery and equipment at March 31, 2004 are capital leases with a net book value of $1.6 million (September 30, 2003 $1.9 million). The cost of these assets held under capital leases was $2.7 million (September 30,2003 $2.5 million) and the accumulated depreciation relating to the assets was $1.1 million (September 30, 2003 $0.6 million). In the six months ended March 31,2004, the Company has spent $6.5million on the acquisition of its manufacturing site in Wednesbury, England and a warehouse and office facility in Boca Raton, Florida

Note 7 - Inventories

                                        At March 31,         At September 30,
                                       -------------        ------------------
                                            2004                  2003
                                       -------------        ------------------
                                       (in thousands)         (in thousands)
     Finished products                    $ 20,836               $ 18,747
     In-process products                     5,285                  4,894
     Raw materials                           5,544                  5,464
     Less: allowance for slow
      moving and obsolete inventories       (6,221)                (5,755)
                                       -------------        ------------------
                                          $ 25,444               $ 23,350
                                       =============        ==================

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)


Note 8--Income Taxes

         Spear & Jackson is subject to income taxes in the US and in the other overseas tax jurisdictions where its principal trading subsidiaries operate. The provision for US and foreign income taxes attributable to continuing operations consists of:

                                    For the Three   For the Three      For the Six     For the Six
                                    Months Ended     Months Ended     Months Ended     Months Ended
                                      March 31,       March 31,         March 31,       March 31,
                                        2004             2003             2004             2003
                                   ---------------- ---------------  ---------------- ---------------
     Current tax  credit (charge)           $    5          $  (46)           $  (62)         $  (21)
     Deferred tax (charge)                    (361)           (527)             (470)           (938)
                                   ---------------- ---------------  ---------------- ---------------
                                            $ (356)         $ (573)           $ (532)         $ (959)
                                   ================ ===============  ================ ===============


         A reconciliation of the provision for income taxes compared with the amounts provided at the US federal rate is as follows:

                                   For the Three    For the Three     For the Six       For the Six
                                    Months Ended     Months Ended      Months Ended      Months Ended
                                      March 31,        March 31,        March 31,         March 31,
                                        2004             2003              2004              2003
                                   -------------- ---------------- ----------------- -----------------
     Tax at US federal statutory
      income tax rate                 $ (101)          $ (706)           $ (373)         $ (1,265)
     Overseas tax at rates different
      to effective rate                  (26)              55                87               160
     Permanent differences               (36)             (34)              (75)              (67)
     Valuation allowance                (191)             115              (171)              213
     Miscellaneous                        (2)              (3)                -                 -
                                    ----------       -----------       -------------      -----------
                                      $ (356)          $ (573)           $ (532)          $  (959)
                                    ==========       ===========       =============      ===========



Note 9 - Segment Data

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

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)


Note 9--Segment Data - continued

 The Company's senior management evaluates the performance of each business segment based on its operating results and, other than general corporate expenses, allocates specific corporate overhead to each segment. Accounting policies for the segments are the same as those for the Company.

         The following is a summary of the significant accounts and balances (in thousands) by business segment, reconciled to the consolidated totals.


                                Sales          Long-lived Assets (a)           Sales                Long-lived Assets (a)
                        ---------------------  -----------------------  ------------------------  -----------------------
                          Three Months Ended     Three Months Ended        Six Months Ended          Six Months Ended
                        March 31,   March 31,  March 31,   March 31,    March 31,    March 31,    March 31,   March 31,
                           2004       2003        2004        2003         2004        2003          2004        2003
                        --------- -----------  ----------- -----------  ----------- ------------  ----------- -----------

  Hand & garden tools   $ 21,033  $   19,328   $   10,005  $    6,922    $  38,151  $    36,025   $   10,005  $    6,922
  Metrology tools          4,104       3,587        2,932       2,674        7,687        6,914        2,932       2,674
  Magnetic products        2,290       2,119          984       1,068        4,571        4,281          984       1,068
  Screwdrivers              -            271         -            163         -             606         -            163
  Corporate                 -           -          13,298       8,771         -            -          13,298       8,771
                        --------- -----------  ----------- -----------  ----------- ------------  ----------- -----------
     Total              $ 27,427  $   25,305   $   27,219  $   19,598   $   50,409  $    47,826   $   27,219  $   19,598
                        ========= ===========  =========== ===========  =========== ============  =========== ===========

Attributable to:
Continuing operations   $ 27,427  $   25,034   $   27,219  $   19,435   $   50,409  $    47,220   $   27,219  $   19,435
Discontinued operations     -            271         -            163         -             606         -            163
                        --------- -----------  ----------- -----------  ----------- ------------  ----------- -----------
                        $ 27,427  $   25,305   $   27,219  $   19,598   $   50,409  $    47,826   $   27,219  $   19,598
                        ========= ===========  =========== ===========  =========== ============  =========== ===========

                              Depreciation       Capital expenditure          Depreciation          Capital expenditure
                        ---------------------  -----------------------  ------------------------  -----------------------
                          Three Months Ended     Three Months Ended        Six Months Ended          Six Months Ended
                        March 31,   March 31,  March 31,   March 31,    March 31,    March 31,     March 31,   March 31,
                           2004       2003        2004        2003         2004        2003          2004        2003
                        ---------  ----------  ----------- -----------  ----------- ------------  ----------- -----------

  Hand & garden tools   $    564   $     474   $      142  $    1,515   $      999  $       960   $    3,418  $    1,680
  Metrology tools            121          95           16         525          220          196          161         543
  Magnetic products           95          93           23         333          171          155           25         333
  Screwdrivers               -            22         -          -               -            24         -           -
  Corporate                   47          47        3,232          55          118           96        3,234          55
                        ---------  ----------  ----------- -----------  ----------- ------------  ----------- -----------
     Total              $    827   $     731   $    3,413  $    2,428   $    1,508  $     1,431   $    6,838  $    2,611
                        =========  ==========  =========== ===========  =========== ============  =========== ===========

Attributable to:
Continuing operations   $    827   $     709   $    3,413  $    2,428   $    1,508  $     1,407   $    6,838  $    2,611
Discontinued operations      -            22         -          -               -            24         -           -
                        ---------  ----------  ----------- -----------  ----------- ------------  ----------- -----------
                        $    827   $     731   $    3,413  $     2,428  $    1,508  $     1,431   $    6,838  $    2,611
                        =========  ==========  =========== ===========  =========== ============  =========== ===========

                           Operating Income    Net Interest                Operating Income            Net Interest
                        ---------------------  ------------------------ ------------------------  -----------------------
                          Three Months Ended     Three Months Ended        Six Months Ended          Six Months Ended
                        March 31,   March 31,  March 31,   March 31,      March 31,    March 31,    March 31,   March 31,
                           2004       2003        2004        2003         2004        2003          2004        2003
                        ---------  ----------  ------------ ----------- ----------- ------------  ----------- -----------

  Hand & garden tools   $    408   $   1,566   $      (63)  $     (81)  $      711  $     2,669   $     (123)  $    (111)
  Metrology tools            351         351           (5)         -           640          649           (9)         (5)
  Magnetic products          270         364           (3)         (3)         543          710           (6)         (3)
  Screwdrivers                -           11           -           (6)          -            46           -           (2)
  Corporate                 (724)       (249)           8          27       (1,090)        (440)          (3)         21
                        ---------  ----------  ----------- -----------  ----------- ------------  ----------- -----------
     Total              $    305   $   2,043   $      (63) $      (63)  $      804  $     3,634   $     (141) $     (102)
                        =========  ==========  =========== ===========  =========== ============  =========== ===========
Attributable to:
Continuing operations   $    305   $   2,032   $      (63) $      (57)  $      804  $     3,588   $     (141) $      (89)
Discontinued operations       -           11           -           (6)          -            46           -          (13)
                        ---------  ----------  ----------- -----------  ----------- ------------  ----------- -----------
                        $    305   $   2,043   $      (63) $      (63)  $      804  $     3,634   $     (141) $     (102)
                        =========  ==========  =========== ===========  =========== ============  =========== ===========


(a) Represents property, plant and equipment, net.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 9 - Segment Data - continued

The following table presents certain data by geographic areas (in thousands):


                            Sales (a)           Long-lived Assets (b)            Sales (a)         Long-lived Assets (b)
                        ---------------------  -----------------------  ------------------------  -----------------------
                           Three Months Ended       Three Months Ended      Six Months Ended          Six Months Ended
                          March 31  March 31    March 31,   March 31,     March 31   March 31      March 31,   March 31,
                          2004        2003         2004       2003          2004       2003         2004        2003
                        ---------  ----------  ----------- -----------  ----------- ------------  ----------- -----------
  United Kingdom        $ 12,507   $  12,885   $   22,221  $   17,553   $   22,532  $    23,528   $   22,221  $   17,553
  Europe                   6,234       4,384        1,255       1,196       10,292        8,294        1,255       1,196
  Australasia              3,927       4,598          520         678        8,746        9,736          520         678
  North America            1,740       2,412        3,223         171        3,177        4,309        3,223         171
  Other                    3,019       1,026         -           -           5,662        1,959         -           -
                        ---------  ----------  ----------- -----------  ----------- ------------  ----------- -----------
     Total              $ 27,427   $  25,305   $   27,219  $   19,598   $   50,409  $    47,826   $   27,219  $   19,598
                        =========  ==========  =========== ===========  =========== ===========   =========== ===========
Attributable to:
Continuing operations   $ 27,427   $  25,034   $   27,219  $   19,435   $   50,409  $   47,220    $   27,219  $   19,435
Discontinued operations     -            271         -            163         -            606          -            163
                        ---------  ----------  ----------- -----------  ----------- -----------   ----------- -----------
                        $ 27,427   $  25,305   $   27,219  $   19,598   $   50,409  $   47,826    $   27,219  $   19,598
                        =========  ==========  =========== ===========  =========== ===========   =========== ===========

                        Depreciation             Capital expenditure            Depreciation        Capital expenditure
                        ---------------------  -----------------------  -----------------------------------------------
                           Three Months Ended       Three Months Ended          Six Months Ended        Six Months Ended
                        March 31    March 31      March 31,  March 31,      March 31   March 31    March 31,   March 31,
                          2004        2003          2004       2003           2004       2003         2004        2003
                        ---------  ----------  ----------- -----------  -----------------------  ------------ -----------
  United Kingdom        $    699   $     632   $      159  $    2,085   $    1,297  $    1,251   $     3,570  $    2,121
  Europe                      36          42            3        -              46          57             3           3
  Australasia                 76          56           19         343          147         121            31         477
  North America               16           1        3,232        -              18           2         3,234          10
                        ---------  ----------  ----------- -----------   ---------- -----------  ------------ -----------
     Total              $    827   $     731   $    3,413  $    2,428    $   1,508  $    1,431   $     6,838  $    2,611
                        =========  ==========  =========== ===========   ========== ===========  ============ ===========
Attributable to:
Continuing operations   $    827   $     709   $    3,413  $    2,428    $   1,508  $    1,407   $     6,838  $    2,611
Discontinued operations       -           22         -           -            -             24          -           -
                        ---------  ----------  ----------- -----------   ---------- -----------  ------------ -----------
                        $    827   $     731   $    3,413  $    2,428    $   1,508  $    1,431   $     6,838  $    2,611
                        =========  ==========  =========== ===========   ========== ===========  ============ ===========

                            Operating income     Net Interest                Operating income     Net Interest
                        ----------------------------------------------   ------------------------------------------------
                           Three Months Ended       Three Months Ended        Six Months Ended        Six Months Ended
                        March 31    March 31      March 31,  March 31,      March 31   March 31    March 31,   March 31,
                          2004        2003          2004       2003           2004       2003         2004        2003
                        --------- ------------  ---------- -----------   ----------------------  ------------ -----------

  United Kingdom        $    587   $    1,772   $     (27)  $     (17)   $   1,172  $    3,332   $      (75) $       (37)
  Europe                     332          250         (52)        (49)         197         170          (99)         (73)
  Australasia               (217)         229           8         -            (70)        531           15           (7)
  North America             (397)        (208)          8           3         (495)       (399)          18           15
                        ---------  -----------  ---------- -----------   ---------- -----------  ----------- ------------
     Total              $    305   $    2,043   $     (63) $      (63)   $     804  $    3,634   $     (141) $      (102)
                        =========  ===========  ========== ===========   ========== ============ =========== ============
Attributable to:
Continuing operations   $    305   $    2,032   $     (63)  $     (57)   $     804  $    3,588   $     (141) $       (89)
Discontinued operations      -             11         -            (6)        -             46          -            (13)
                        ---------  -----------  ---------- -----------   ---------- ------------ ----------- ------------
                        $    305   $    2,043   $     (63)   $    (63)   $     804  $    3,634   $     (141) $      (102)
                        =========  ===========  ========== ===========   ========== ============ =========== ============



(a) Sales are attributed to geographic areas based on the location of the customers.
(b) Represents property, plant and equipment, net.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 10 - Commitments and Contingencies

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

Note 11 - Subsequent Events

         On April 15, 2004, the U.S. Securities and Exchange Commission filed suit in the U.S. District Court for the Southern District of Florida, against the Company and its Chief Executive Officer/ Chairman, among others, alleging violations of the federal securities laws. Specifically, with regard to the Company, the SEC alleged that the company violated the SEC's registration, anti-fraud and reporting provisions. These allegations arise from the alleged failure of Dennis Crowley, our principal executive officer, to accurately report his ownership of the Company's stock, and his alleged manipulation of the price of the Company's stock through the dissemination of false information, allowing him to profit from sales of stock through nominee accounts. On May 10, 2004 the Company consented to the entry of a preliminary injunction, without admitting or denying the allegations of the SEC Complaint.

         In addition, the Court has appointed a Corporate Monitor to oversee the Company's operations. In addition to Crowley consenting to a preliminary injunction, the Court's Order also temporarily bars Crowley as serving as an officer or director of a public Company and prohibits him from voting or disposing of Company stock. The Company's Board of Directors has also suspended Crowley from all positions he occupied as an officer or director. The Company is cooperating with the Corporate Monitor and the continuing SEC investigation.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 11 - Subsequent Events - continued

Subsequent to the SEC action, a number of class action lawsuits have been initiated in the U.S. District Court for the Southern District of Florida by Company shareholders against the Company and certain of its directors, officers, and accounting firm including Crowley, William Fletcher, the Company's CFO, and Sherb & Co. LLP, the Company's external auditor. These suits allege essentially the same claims as the SEC suit, and seek unspecified damages. The Company has not yet responded to the suits, and likely will not until they have been consolidated and lead counsel appointed for the Class. It is impossible at this time to ascertain the ultimate legal and financial liability or whether these actions and the SEC action will have a material adverse effect on the Company's financial condition.

Note 12 - Restatement of Previously Issued Financial Statements

On March 8, 2004 the Company filed form 10-QSB (Amendment 1) relating to the period ended March 31,2003. Explained in detail, below, are the adjustments made to the Company's original Form 10-QSB for the period ended March 31, 2003 which was filed on May 9, 2003. In summary, the principal correcting item referred to the revision of the presentation, under SFAS 87, of the Company's defined benefit pension scheme. This revision followed the identification by the scheme's actuaries of a material error in their calculations supporting the SFAS 87 disclosure used in the Company's financial statements for the year ended September 30, 2002, as included in Form 10-KSB/A (Amendment 1) filed on May 28, 2003.

The Company's original form 10-KSB for the year ended September 30, 2002 was filed on January 13, 2003 and was amended and the purchase of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc. was presented as a reverse takeover and not as an acquisition by Megapro Tools, Inc. of the two other entities.

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

Amendment No. 2 to the Annual Report on Form 10-KSB for the year to September 30, 2002 was filed on December 29, 2003 in order to amend and restate the consolidated financial statements for both the year ended September 30, 2002 and the year ended September 30, 2001. Adjustments that impacted on the Consolidated Statement of Operations, the Consolidated Balance Sheet and the Consolidated Statement of Changes in Shareholders' Equity for the year ended September 30, 2002 also affected the previously filed forms 10-QSB and 10-QSB/A for the quarters ended December 31, 2002, March 31, 2003 and June 30, 2003. These quarterly returns were accordingly re-stated and were filed in February, 2004.

Amendments made to the original form 10-QSB, as filed on May 9, 2003, for the three and six month periods ended March 31, 2003 and March 31, 2002 in respect of the above adjustments, specifically comprise the following:

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

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 12 - Restatement of Previously Issued Financial Statements - continued

         At September 30, 2002, item (a) impacted the previously reported figure for Selling, General and Administrative (SGA) expenses, and also the tax charge for the year. Item (b) resulted in the previously disclosed pension asset of $14,962 being presented as a pension liability of $20,442 with corresponding debit entries being made to deferred taxation of $10,621 and to the "Other

         Comprehensive Income (Loss)" caption within shareholders' equity of $24,343. The 2001 ABO pension adjustments, item (c), were reflected in the consolidated statement of changes in shareholders' equity for the year ended September 30, 2001. They also affected the SFAS 87 charges for 2002 and subsequent years. These adjustments also impact on the previously submitted financial statements for the three and six months ended March 31, 2003 as follows. Item (a) reduced the figure for retained profits brought forward at October 1, 2002, as originally stated, by $440 with $628 being credited to the brought forward pension liability and $188 being debited to the deferred tax asset at October 1, 2002. Items (b) and (c) resulted in the previously disclosed pension asset of $16,654 being presented as a pension liability of $19,098 with corresponding debit entries being made to deferred taxation of $10,537 and to the "Other Comprehensive Income (Loss)" caption within shareholders' equity of $24,585

2. The fair value of the consideration for the deemed acquisition of Megapro Tools, Inc. was revised. This resulted in goodwill of $1,138 being recognized which was then written off following a goodwill impairment review. With regard to the financial statements for the six months ended March 31, 2003, retained profits brought forward at October 1, 2002 were correspondingly reduced by this amount.

3. Sales rebates totaling $915 in the three months ended March 31, 2003 and $756 in the three months ended March 31, 2002, and rebates of $1,729 in the six months ended March 31, 2003 and $1,458 in the six months ended March 31, 2002, which were previously presented as a component of S, G and A expense, have been reanalyzed and are now shown as a reduction to sales.

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

To summarize, the adjustments made to the original 10-QSB submission related to balance sheet revisions and the reanalysis of amounts between profit and loss account revenue and expense captions. There was, therefore, no change to the previously recorded amounts for "Total Net Income" in the Consolidated Statement of Operations for the three and six month periods ended March 31, 2003.

The following tables present the Consolidated Statements of Operations for the three and six months ended March 31, 2003 as previously reported and as restated. The financial information is presented in thousands, except for per share data.

                              SPEAR & JACKSON, INC.

                          (in thousands except shares)

Note 12 - Restatement of Previously Issued Financial Statements - continued

Spear & Jackson, Inc.
Consolidated Statement of Operations

                                                                          For the Three Months Ended
                                                                                March 31, 2003
                                                        -----------------------------------------------------------------
                                                        As Previously     As Restated      Discontinued    As Restated
                                                          Reported     Before Disclosure    Operations   After Disclosure
                                                                        Of Discontinued                   Of Discontinued
                                                                          Operations                        Operations
                                                        -------------- ------------------ ------------- -----------------
Net sales                                               $      26,220  $          25,305   $      (271) $         25,034
Cost of goods sold                                             17,008             17,008          (168)           16,840
                                                        -------------- ------------------ ------------- -----------------
Gross profit                                                    9,212              8,297          (103)            8,194

Operating costs and expenses:
Selling, general and administrative expenses                    7,169              6,254           (92)            6,162
                                                        -------------- ------------------ ------------- -----------------
Operating income (loss) from continuing operations              2,043              2,043           (11)            2,032

Other income (expense)

Rental income                                                      37                 37          -                   37
Interest and bank charges (net)                                   (63)               (63)            6               (57)
                                                        -------------- ------------------ ------------- -----------------
Income (loss) from continuing operations before taxation        2,017              2,017            (5)            2,012
Provision for income taxes                                       (573)              (573)         -                 (573)
                                                        -------------- ------------------ ------------- -----------------
Income (loss) from continuing operations                        1,444              1,444            (5)            1,439
                                                        -------------- ------------------ ------------- -----------------

Discontinued operations:
 Income from operations of Megapro screwdriver
 division                                                        -                  -                5                 5
                                                        -------------- ------------------ ------------- -----------------
Income from discontinued operations                              -                  -                5                 5
                                                        -------------- ------------------ ------------- -----------------

Net income                                              $       1,444  $           1,444   $      -     $          1,444
                                                        ============== ================== ============= =================

Basic and diluted earnings per share:

From continuing operations                                      $0.12              $0.12         $0.00             $0.12
From discontinued operations                                     0.00               0.00          0.00              0.00
                                                        -------------- ------------------ ------------- -----------------
Total                                                           $0.12              $0.12         $0.00             $0.12
                                                        ============== ================== ============= =================

Weighted average shares outstanding                        12,011,122         12,011,122    12,011,122        12,011,122
                                                        ============== ================== ============= =================



                              SPEAR & JACKSON, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                          (in thousands except shares)


Note 12 - Restatement of Previously Issued Financial Statements - continued


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

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "potential" or "continue", the negative of such terms or other comparable terminology. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations. Factors that could cause actual results to differ from expectations include, without limitation:

- achieving planned revenue and profit growth in each of the Company's business units;
- renewal of material contracts in the Company's business units consistent with past experience;
- successful and timely integration of any significant businesses acquired by the Company and realization of anticipated synergies;
- increasing price, products and services competition;
- emergence of new competitors or consolidation of existing competitors;
- the timing of orders and shipments;
- continuing availability of appropriate raw materials and factored products;
- maintaining and improving current product mix;
- changes in customer requirements and in the volume of sales to principal customers;
- changes in governmental regulations in the various geographical regions where the Company operates;
- the timely implementation of the Company's restructuring programs and financial plans;
- general economic and political conditions, including the global economic slowdown and interest rate and currency exchange rate fluctuation;
- continuing development and maintenance of appropriate business continuity plans for the Company's processing systems;
- absence of consolidation among key customers;
- attracting and retaining qualified key employees;
- no material breach of security of any of the Company's systems;
- the ability of the Company to control manufacturing and operating costs;
- continued availability of financing, and financial resources on the terms required to support the Company's future business strategies; and

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

CORPORATE ORGANIZATION

Overview

We currently conduct our business operations through our wholly owned subsidiaries, Spear & Jackson plc and Bowers Group plc, and, until September 30, 2003 Mega Tools Ltd and Mega Tools USA, Inc. A brief summary of our corporate organizational history is as follows:

Incorporation of Megapro Tools, Inc

Megapro Tools, Inc. was incorporated on December 17, 1998 under the laws of the State of Nevada. The company was inactive until the acquisition of Mega Tools Ltd. and Mega Tools USA, Inc., by means of a reverse acquisition, on September 30, 1999.

Incorporation of Mega Tools Ltd., and Mega Tools USA, Inc.

Mega Tools Ltd was incorporated in British Columbia, Canada, on January 7, 1994. Mega Tools USA Inc. was incorporated under the laws of the State of Washington on April 18, 1994. Prior to the acquisition by Megapro Tools, Inc. Mega Tools USA Inc. was operated as a subsidiary of Mega Tools Ltd.

The Acquisition of Mega Tools Ltd and Mega Tools USA, Inc. by Megapro Tools Inc.

On September 30, 1999 Mega Tools Ltd was acquired from Ms Maria Morgan, Envision Worldwide Products Ltd, Mr. Robert Jeffrey, Mr. Lex Hoos and Mr. Eric Paakspuu in exchange for the issue of 6,200,000 restricted shares in the common stock of Megapro Tools, Inc. These shares were valued at $275 for accounting purposes, representing the total paid-in-capital of the Mega Tools Ltd shares acquired. Mega Tools USA, Inc. was acquired from Mega Tools Ltd in exchange for the payment of $340,000 which was satisfied by the issuance of a promissory note to Mega Tools Ltd. The acquisition of Mega Tools USA, Inc. was completed immediately prior to the acquisition of Mega Tools Ltd. Megapro Tools, Inc. had no business assets prior to the acquisition of the two companies.

Prior to the acquisition of Mega Tools Ltd and Mega Tools USA, Inc., each of Mrs. Maria Morgan, Mr. Robert Jeffery, Mr. Lex Hoos and Mr. Eric Paakspuu were shareholders of Mega Tools Ltd. Neither Mrs. Maria Morgan, Mr. Robert Jeffery, Mr. Lex Hoos nor Mr. Eric Paakspuu was a director or officer of Mega Tools Ltd or Mega Tools USA and neither individual had any management role with Mega Tools Ltd or Mega Tools USA, either before or after the acquisition. Envision Worldwide Products Ltd owned 24.8% of the shares of Mega Tools Ltd prior to the acquisition of this interest by Megapro Tools, Inc.

The former stockholders of Mega Tools Ltd acquired a proportionate interest in Megapro Tools, Inc. upon completion of the acquisition of Mega Tools Ltd and Mega Tools USA. Mr. Neill Morgan, husband of Mrs. Maria Morgan, was sole promoter upon inception. Other than the issue of stock to Mrs. Maria Morgan upon the acquisition of Mega Tools Ltd, Mr. Morgan did not enter into any agreement with the company in which he was to receive from or to provide the Company with anything of value. Mr. Neill Morgan was the legal and beneficial owner of the interest in Mega Tools Ltd held by Mrs. Maria Morgan. Mrs. Morgan acquired the interest previously held by Mr. Morgan on April 16, 1999. Prior to the acquisition of Mega Tools Ltd and Mega Tools USA, Mr. Neil Morgan was the president and chief executive officer of Megapro Tools, Inc. and each of Mega Tools Ltd and Mega Tools USA. Mr. Morgan continued as president and CEO of Megapro Tools, Inc. upon completion of this acquisition.

The Acquisition of Spear & Jackson plc and Bowers Group plc by Megapro Tools,
Inc.

On August 23, 2002, USI Mayfair Limited, a corporation organized under the laws of England and a wholly-owned subsidiary of USI Global Corp., Megapro Tools, Inc. and S and J Acquisitions Corp. (a company incorporated on August 22, 2002 under the laws of the State of Florida and a wholly owned subsidiary of Megapro Tools, Inc.) executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Spear & Jackson plc and its affiliate, Bowers Group plc, owned by USI Mayfair Limited: the purchase price comprised 3,543,281 shares of common stock of Megapro and promissory notes in the principal amount of (pound)150,000 pounds sterling (approximately $235,000). The transaction closed on September 6, 2002.

Concurrently with the closing of the transaction, and as a condition precedent thereto, Megapro closed a Private Placement pursuant to which it agreed to issue 6,005,561 shares of the common stock of Megapro to PNC Tool Holdings, LLC, a Nevada Limited liability company ("PNC") in consideration for $2,000,000 (the "Private Placement"). Mr. Dennis Crowley ("Crowley"), who became CEO of the Company, was the sole owner of PNC.

In connection with the closing of the Transaction, certain principal shareholders of Megapro, including Envision Worldwide Products, Ltd, Neil Morgan and Maria Morgan contributed an aggregate of 4,742,820 shares of their common stock of Megapro to the capital of Megapro, and agreed to a two year lock-up with respect to their remaining 192,480 shares of common stock of Megapro. The stockholders did not receive any consideration in connection with their contribution of shares. As a result of the closing of the Transaction and the Private Placement, and upon the effectuation of all post closing matters,

Megapro had 12,011,122 shares of common stock outstanding, 6,005,561 shares of which were beneficially owned by PNC. The shares issued to PNC shall be subject to the terms of a Stockholder's Agreement and a Registration Rights Agreement.

In the Stockholders' Agreement dated as of September 6, 2002 by and among Megapro Tools, Inc., USI Mayfair Limited, PNC and Crowley (the "Stockholders' Agreement"), USI Mayfair Limited, PNC and Crowley (the "Stockholders") agreed that, other than certain "unrestricted transfers", , they would not transfer any Company Securities for two years beginning on September 6, 2002. On September 6, 2002, under an unrestricted transfer relating to the transfer of stock from a permitted affiliate, USI Mayfair Limited transferred all of the Company Securities owned by it along with all of its rights under the Stockholders' Agreement to USI Global.

Since the date of the acquisition, the Company has not issued any shares of its stock except under a limited number of options and has not engaged in any financing using its stock.

Change of Name to Spear & Jackson, Inc.

On October 1, 2002, the Board of Directors unanimously executed a written consent authorizing and recommending that the stockholders approve a proposal to effect the change of name to Spear & Jackson, Inc. On October 2, 2002, Company stockholders holding a majority of the voting power of the Company executed a written consent authorizing and approving the proposal to effect the Name Change.

The Board believed that the new name, Spear & Jackson, Inc., would reflect our change in business and would promote public recognition and more accurately reflect our intended business focus.

On November 7, 2002, the name of the company was changed from Megapro Tools, Inc. to Spear & Jackson, Inc. through the filing of a Certificate of Amendment to the Company's Articles of Incorporation with the Secretary of State of the State of Nevada.

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

The Company's four principal business units and their product offerings can be summarized as:

1) Neill Tools, which consists of Spear & Jackson Garden Tools and Neill Tools, manufactures, among other products, hand hacksaws, hacksaw blades, hacksaw frames, builders' tools, riveter guns, wood saws and lawn, garden and agricultural tools, all non-powered. In addition, Neill Tools has supplemented its UK manufactured products with factored products from Far Eastern suppliers. Neill Tools product offering now includes a full range of hand power tools.

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

The Company's products are either own manufacture or sourced as fully complete factored products or semi finished components.

The Company's principal manufacturing sites can be summarized as:

       Name/Location                              Products Manufactured
       -------------                              ---------------------
A      UK

a)     Neill Tools                                Hand tools
       Atlas Site, Sheffield

b)     Spear & Jackson Garden Products            Garden tools
       Wednesbury, West Midlands

c)     Robert Sorby                               Wood turning tools
       Sheffield

d)     Eclipse Magnetics                          Magnetic products
       Vulcan Road, Sheffield

e)     Bowers Metrology                           Precision measuring tools
       Bradford

f)     Coventry Gauge                             Precision measuring tools
       Poole

B      France

a)     Spear & Jackson                            Assembly of garden tools
       France

We currently sell our products to industrial, commercial and retail markets throughout the world, with a significant concentration in the United Kingdom, European Union, Australia, New Zealand and the Far East.

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

The magnetic industry. This can be split into magnet manufacturers and magnetic integrators. The magnet users and integrators utilize the magnetic materials to produce products such as security sensors, electrical windows and magnetic filters and lifters.

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

The Company's product offering is supported by a pipeline of new products and range extensions. In the period from January 1, 2004 to March 31, 2004 announcements concerning new product ranges and other significant business issues have included:

Neill Tools effected two key launches:

o The `Predator' woodsaw which, in independent tests comparing it to its major competitors, has been proven to be the leader in its field.

o Soft feel builders' tools which feature a new ergonomically designed handle which improves both the grip and the comfort of the product.

Eclipse Magnetics have developed:

o The `Optimag' range of magnets designed for modular clamping.

o    A lightweight depalletising head for use in the robotics industry.

o Specialist magnetic clamping systems used in the refurbishment of floor panels of large ocean vessels.

The previously launched Metrology `SmartPlug' range of gauges was expanded in March with the introduction of a wide range of options and accessories. Additional distribution routes are being researched for this product consistent with its target market of automotive component manufacturers worldwide.

Sorby launched `Stebcentre', a unique drive woodworking tool. The market reaction has been very positive and initial sales order expectations have been exceeded.

In Australia our new Managing Director continues to consolidate the company following recent management changes, with emphasis on the promotion of the Spear & Jackson brand and the increased sale of more product sourced from the UK.

France launched a number of new lawn and garden products mainly sourced from the UK range. We have also recruited a new marketing manager to improve the company's marketing expertise and the quality of its promotional literature.

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

Management's Discussion and Analysis or Plan of Operations in the Company's 10-KSB filing for the year ended September 30, 2003 included a detailed discussion which addressed our most critical accounting policies. The quarterly financial statements for the period ended March 31, 2004, attached hereto, should therefore be read in conjunction with that discussion.

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

OVERVIEW

In general, the results for the quarter ending March 31, 2004 were disappointing when compared to the operating results for the equivalent period last year.

Although sales revenues in quarter 2 increased by $2,393 over last year, this gain was primarily attributable to favorable currency exchange fluctuations in the current year. As previously expressed, sales volumes were adversely affected by the sluggish demand for garden tools in our UK markets, the continued impact of the loss, in late 2003, of a major Australian customer, the negative impact in export markets of the weakening US dollar and the soft domestic and manufacturing economic environments. Disappointingly, the increased overhead expenditure incurred in quarter one on enhancing and expanding the sales and marketing function in both our UK and US operations has not yet resulted in the budgeted sales increases that had been anticipated.

Following the trend highlighted in our overview for the quarter ended December 31, 2003, margins were also depressed by increases in raw material prices and this, in conjunction with increased overhead charges, resulted in operating profit falling to $288 in the period ended March 31, 2004 from $2,012 in the same period last year.

The Company is addressing the fall in profitability by the launch of new products (power garden tools and an extended wood saws range) to re-establish our competitive edge over cheap imports. Additionally, we will continue to buy in finished and semi finished components as a cost efficient alternative to own manufacture.

The results discussed below compare the quarter ended March 31, 2004 and the six month period ended on that date with the three and six month periods ended March 31, 2003. As explained in note 4 to the financial statements, the acquisition of Spear & Jackson plc and Bowers Group plc ("S&J") by Megapro Tools, Inc. (now Spear & Jackson, Inc.) has been accounted for as a reverse acquisition. In these financial statements, S&J is the operating entity for financial reporting purposes and the financial statements for all periods represent S&J's financial position and results of operations. The operating results and net assets of Megapro Tools, Inc. and its subsidiary companies are included in the consolidated financial statements from September 6, 2002, the date of its deemed acquisition until September 30, 2003, the effective date of the disposal of the Megapro screwdriver division.

The disposal of the Megapro companies followed a review of the screwdriver division by the directors of Spear & Jackson, Inc. from which it was determined that the screwdriver division was not a core activity. As a result of the sale, the Megapro business was disclosed in the consolidated financial statements for the years ended September 30, 2003 and September 30, 2002 as a discontinued operation. The Consolidated Statement of Operations for the three and six months ended March 31, 2003 included within the attached financial statements accordingly adopt this presentation.

The disposition of the assets was undertaken by Neil Morgan, who was heading up Megapro, to a separate group, which included Mr. Morgan, and in exchange for which Spear & Jackson, Inc. received promissory notes and other receivables from management of $284, as well as discharge of a loan in the amount of approximately $100 owed by the Company to Neil Morgan. The assets disposed of had a net book value of approximately $384.

While the Company was evaluating the disposition of this non-core activity, no specific authorization was afforded to prior management to formally dispose of the operations of the Megapro assets pending approval by the Board of Directors of the Company. Management is reviewing the terms of the transaction as well as evaluating the receivable and the assets purportedly conveyed to consider its course of action in this matter and whether it will require adjustment of the consideration received in addition to the $97 already provided as potentially irrecoverable in the Company's financial statements for the year ended September 30, 2003.

RESULTS OF OPERATIONS

All figures are expressed in $'000 unless otherwise stated.

Sales revenues increased by $3,189 from $47,220 in the six months ended March 31, 2003 to $50,409 for the six months period ended March 31, 2004. Sales of $27,427 for the quarter ended March 31, 2004 were $2,393 higher than sales of $25,034 recorded for the comparable period last year.

The net increase in revenues for both the six months and three months ended March 31, 2004 is analyzed as follows:

                                               Six Months              Quarter
                                               ended                   ended
                                               March 31                March 31
                                               2004                    2004
                                     Note      $m                      $m

Effect of exchange rate movements   (a)        7.8                     4.6

Sales volumes decreases             (b)       (4.3)                   (2.1)

Increased rebates                   (c)       (0.3)                   (0.1)
                                              -----                   -----
                                               3.2                     2.4
                                              =====                   =====

Notes:

(a) The functional currency of the majority of the group's revenues is sterling and the variation in the US$/(pound) cross rate in the three and six month periods ending March 31, 2004 compared to the comparable periods last year has had a significant impact on the US dollar value of the group's sales. The average cross rates in the periods under review can be summarized as:

                               Average Cross Rates

                                    2004             2003             % Movement

       6 months ended March 31      1.772            1.588            + 11.6%

       3 months ended March 31      1.8402           1.605            + 14.7%

(b) Business conditions in most of our end markets remained challenging as a result of depressed demand, the intense competition from competing suppliers in a number of our product ranges and the weakening of the US dollar. Additionally, although the Company strategy to aggressively promote our product continues, increased expenditure in the current year on expanding and strengthening the sales and marketing infrastructure has not yet produced the anticipated revenue growth.

       Despite these difficult trading conditions both the Neill Tools and Robert Sorby divisions showed sales volume increases for both the quarter ($0.7m) and six months ($0.3m) ended March 31 2004 compared to the comparable periods last year. Furthermore, the Neill Tools 2004 sales volume increase is all the more creditable given that the 2003 half year sales for this division included $2.8 million of sales made to a major UK wholesaler, Toolbank, with whom the company ceased to trade in April 2003.

       However, the volume increases achieved in Neill Tools and Robert Sorby were exceeded by volume decreases in the group's other UK and French divisions ($0.4 million in the quarter ended March 31, 2004 and $0.5 million in the six months ended on that date) and, in particular, in Australia and New Zealand (a $2.3 million shortfall in quarter 2, 2004 and a $4.2 fall for 2004 year to date). The Australian sales shortfall in 2004 compared to 2003 is primarily attributable to the loss of a major customer to whom significant sales were made in the first two quarters of 2003.

(c) The level of rebates has increased in 2004 as a result of increased sales and changes in customer profile within the Neill Tools division together with the benefits experienced in 2003 which accrued from certain customers not triggering higher rebate levels.

Although gross profit has increased in absolute terms in both quarter 2, 2004 and the six months ended March 31, 2004 in comparison to the amounts generated in the equivalent prior year periods, the gross margin percentages have declined in both the quarter and the six months ended March 31, 2004 when compared to the same periods in the prior year. This reflects the adverse impact caused by the weakening US dollar and increases in certain raw material prices which we have been unable to pass on to our customers.

In conjunction with the erosion of gross margins, overheads incurred in the quarter and the six months ended March 31, 2004 have increased when compared to the overheads charged in the three and six months ended March 31, 2003. Reasons for these increases include significant movements in the US dollar/sterling exchange cross rate, additional head office costs relating to legal and other professional fees, higher distribution costs associated with the Company's new direct trading route and certain one-time savings experienced in 2003 which have not been repeated in 2004.

As a result of the combined effects of diluted margins and increased overheads, operating income in the quarter ended March 31, 2004 has fallen by $1,727 to $305 from the $2,032 recognized in the three months to March 31, 2003. Similarly, operating income for the six months ended March 31, 2004 has fallen to $804, a decrease of $2,784 when compared to the operating income earned in the comparable period for 2003.

The Company's management has already implemented a number of initiatives to improve profitability and further strategies are being considered. Emphasis will continue to be placed on biasing our sales mix towards higher margin products, restructuring of the UK manufacturing cost base is ongoing and the Company's sales and marketing functions have been augmented to ensure the Company derives maximum advantage from the new UK direct trading route.

As previously reported, a new managing director is in place to lead our Australian operations. His immediate responsibility will be to regain market share through the establishment of new customer contacts so that the adverse effect on sales revenues of the loss of a major customer can be mitigated as far as possible.

These restructuring costs and other initiatives, together with continued investment in new capital equipment in the UK, are anticipated to achieve improved efficiencies and reduced labor costs with corresponding improvements in the ongoing profitability of the Company.

In addition to the above reorganization programs, the Company has also invested significantly in the acquisition of land and buildings in the UK and US in the six months ended March 31, 2004. In October 2003 we acquired, for $3.2 million, the land and buildings occupied by our garden tools division in Wednesbury, England. This will secure operations there and will enable us to plan future UK garden tool strategies with certainty.

In March 2004 we purchased through our wholly-owned subsidiary S&J Acquisitions, Corp. warehouse premises in Boca Raton, Florida for $3.3 million (including preliminary fit out costs). The warehouse (including office space) is 30,000 square feet in size and will form the central distribution hub for the expansion of our North American sales operation. Part of the premises is sublet and the rental income receivable will help defray the ongoing costs of the sales and administration function to be installed at the site.

The operating performance of the Company is dealt with in more detail in the discussion below.

DIVISIONAL REVIEW OF SALES REVENUES

We aim to maintain and develop the revenues of our businesses through the launch of new products, the enhancement of existing items and the continued marketing of these companies' brands in order to retain and gain market share.

Summary details are as follows:

Neill Tools
-----------

Sales for the quarter ending March 31, 2004 of $12m showed an improvement of $1.7m over last year's revenues of $10.3m. This increase was attributable to favorable exchange movements of $1.5m and increased volumes of $0.6m, offset by an increase in sales rebates of $0.4m. For the six months ended March 2004 sales of $21.3m showed an increase of $2.0m from last year's sales of $19.3m. This is attributable to favorable exchange movements of $2.3m and volume increases of $0.1m less increased sales rebates of $0.4m.

The sales shortfall arose predominately in two areas, the UK Garden Tool market and US dollar related export markets.

The cold, wet Spring weather has suppressed the demand for garden tools in the UK and the supply channels are full waiting for the season to start.

The weakening dollar had a detrimental effect on sales into certain export markets which are linked to the US dollar. To mitigate the adverse effect of these currency movements we have reduced margins in return for substantial fixed volume orders.

Following the deterioration in demand, the hand tool division reduced its manning levels but maintained the same level of output by sourcing semi finished product from the Far East.

The company continues to invest in new product development, improved overseas distribution and the marketing of group product through our overseas subsidiaries.

The "Predator" woodsaw launch was particularly successful, exceeding all expectations. The department is now operating on two shifts to meet demand.

Similarly the builders' tool order book is healthy and going forward both woodsaws and builders' tools will be promoted in export markets once the UK demand has been satisfied.

Recovery plans and a strategic plan is being developed to improve profitability of the division.

Eclipse Magnetics
-----------------

Revenues for the quarter showed only a marginal increase over last year's figures (2004 $2.2m, 2003 $2.1m) with favorable exchange movements of $0.3m compensating for a volume decline of $0.2m. Likewise, for the 6 months ended March 2004, revenues showed a marginal $0.3m increase (2004 $4.6m, 2003 $4.3m) with favorable exchange movements of $0.5m offset by decreased trading volume of $0.2m.

The standard low technology area of the business continues to be eroded by good quality imports from our competitors in China and the Far East. This is directly impacting on our distribution and industrial markets, as reflected in an 18% reduction in sales generation over last year.

The higher added value area of our business continues to flourish, however, showing a 25% sales volume growth on last year.

The main challenges to the business remain the retention of our low technology business with its high quality brand image and to continue to develop the "added value" side of our business with its higher margin sales.

New product development continues. The `Optimag' range has been designed and developed for modular clamping across all industries; a new lightweight depalletising head has been developed, bringing magnetic technology to the robotics industry; specialized magnetic clamping systems have also been developed for the refurbishment of the floor panels of large ocean vessels.

Robert Sorby
------------

Revenues for the quarter were $0.3m higher than last year (2004 $1.4m, 2003 $1.1m), attributable to volume growth of $0.1m and favorable exchange movements of $0.2m. For the 6 months ended March 2004 revenues increased by $0.5m from $2.1m to $2.6m with the division benefiting from favorable exchange movements of $0.3m and volume growth of $0.2m.

The second quarter proved a very strong period for Robert Sorby with sales and margins running ahead of budget. Sales were solid in both domestic and overseas markets.

Given the adverse impact of the weak US dollar the main thrust was the promotion of lathes, lathe chisels and lathe chucks in the UK where we have an increasingly strong position. The introduction of the new DVR lathe in the first quarter impacted very strongly on second quarter results and we anticipate that this trend will continue despite a generally weak market.

This introduction was supported by heavy promotional activity including consumer advertising, consumer literature and in-store demonstrations. Other product sales flowed through as a consequence of this activity.

Robert Sorby has suffered through the weakness of the US dollar as a high percentage of business is generated in North America. The position was exacerbated by the closure of a major customer late in 2003.

The loss of the customer was, however, compensated by an increase in business with other dealers to the extent that the loss had no adverse impact. In the long term this broadening of the customer base will prove to be a major benefit to Robert Sorby.

The second quarter saw the launch of the new range of `Stebcentres', a unique drive for woodworkers' lathes. Reaction from customers was extremely positive and initial expectations were quickly exceeded.

While business has been lost as a result, there is no reason to believe that we have lost market share as sales to other customers have, in part, recovered our position. In the light of this we continued our program of extensive user promotion during the second quarter through consumer advertising and the distribution of a CD which focuses on many of the tools which are unique to Robert Sorby. In addition, North American customers have readily increased their product offering.

In mainland Europe we continue to strengthen our distribution network through promotions and new products.

Bowers Metrology
----------------
Revenues for the quarter show an increase of $0.5m over last year ($3.6m 2003, $4.1m 2004) due to favorable exchange movements. The revenues for the 6 months ended March 2004 show a similar position with an increase of $0.8m ($6.9m 2003, $7.7m 2004) attributable to favorable exchange movements.

Quarter 2 fell short of expectations mainly due to the adverse currency fluctuations affecting our competitiveness in the overseas markets that are linked to the US dollar. Additionally the general economic upturn being experienced in the North American and UK markets was slow in filtering through to the rest of the European Union, particularly France, Italy, Scandinavia and the Benelux region. We have seen a marked upturn in activity in the UK, however. This is mainly related to consumable products as investment on capital products is still being squeezed. Uncertainty over future interest rate rises seems to be dampening confidence of major customers, despite full order books.

The main successes of the quarter were the increased activity in the UK Aerospace sector, with several projects signed with blue-chip manufacturers. The expanding Systems side of the business shipped specially designed fixtures to the value of $144 to a major machine tool manufacturer. The new Moore & Wright brand digital products obtained listings in several of the large UK catalog distribution companies during the quarter, with more agreed for Quarter 3.

The capital products within the range continue to disappoint, due to the hesitancy of key customers to invest. Financing options for customers are being considered to alleviate the up front cost of such products. The fixed limit products sold under the Coventry Gauge brand continue to face fierce price competition and steps were taken to further reduce cost in this part of the business.

The strengthening of the export sales team has led to many new distributors being appointed in the Middle and Far Eastern markets. Orders for the Moore & Wright brand products were particularly good from the Middle East during Quarter 2.

The SmartPlug 2-point gauges have now been expanded with a wide range of options and accessories introduced in March. Additional distribution routes are being researched for this product as the main focus is on the worldwide automotive components manufacturers.

S&J France
----------

While revenues for the quarter showed an increase of $0.4m over last year (2003 $3.3m, 2004 $3.7m), in volume terms there was a decrease of $0.2m, and a favorable exchange movement of $0.6m. For the 6 months, favorable exchange movements of $0.9m again compensated for volume reductions of $0.2m, giving a total increase of $0.7m over last year (2003, $4.8m, 2004 $5.5m).

The French economy remains depressed with low consumer spending and increases in unemployment.

The new products launched in the market were the new Stainless steel range, a mini power set and single handed shear, all of which were sourced from Neill Tools in the UK.

Production improvements have been introduced in the assembly and paint area with the involvement of UK manufacturing management.

It has long been recognized that the French operation is highly seasonal business since most of its product offering relates to lawn and garden tools. In the coming months we shall introduce new non-garden products with the assistance of a recently recruited manager which will substantially broaden our product portfolio and so reduce the seasonality and keep the business profitable throughout the year.

Australasia
-----------

Revenues for the quarter for Spear & Jackson Australia and Spear & Jackson New Zealand were $0.7m lower that last year (2003 $4.6m, 2004 $3.9m). Volume reductions of $2.3m are only partly compensated by favorable exchange movements of $1.4m and decreased sales rebates of $0.2m. Similarly, results for the 6 month period show overall revenue reductions of $1.0m (2003 $9.7m, 2004 $8.7m) being attributable to volume decreases of $4.2m being partly compensated by favorable exchange movements of $.0m and reduced rebates of $0.1m.

The sales revenues of the Australian subsidiary in the six month period ended March 31, 2004 showed a considerable fall when compared to the company's sales performance in the equivalent period last year. This is principally due to the loss of a major customer in quarter 4 of last year together with the interruptions to the operations of the business resulting from the resignation of the Company's Managing Director and the restructuring of the sales and marketing functions.

In addition, the continuation of the drought throughout Australia has severely affected the rural trade and farm income resulting in sales of digging and garden products failing to reach expectations. Compounding this result has been the decline in power tool sales due to falling price points to the market and competition from cheap foreign imports.

The outlook going forward should improve with significant progress being made in expanding our core ranges within major National Retail Groups. We will continue to focus on expanding our market share of the air tool market and reduce our slow moving inventory.

COSTS OF GOODS SOLD AND GROSS PROFIT

Costs of goods sold increased to $18,721 in the three month period ended March 31, 2004 from $16,840 in the three months ended March 31, 2003 and increased to $34,528 in the six months ended March 31, 2004 from $32,090 in the equivalent period last year.

Information concerning costs of goods sold as a percentage of sales and gross profit margins in the periods under review are as follows:

                                            Three Months Ended              Six Months Ended
                                          March 31      March 31         March 31      March 31
                                             2004          2003             2004          2003
                                               %             %                %             %

Cost of goods sold as a
% of sales                                  68.26         67.27             68.5          68.0

Gross Profit Margin                         31.74         32.73             31.5          32.0

Margins have been negatively impacted in both the quarter ending and the six months ending March 31, 2004 by a number of raw material price increases (principally rises in the cost of cobalt, a major raw material of our magnetic products, and steel), together with increases in the cost of fuel used to operate our manufacturing processes and higher utility charges. These adverse variances have, however, been mitigated by exchange gains realized on factored products bought in US dollars from suppliers located in the Far East.

Following the change in the mix of UK builders' tools products towards a higher profile of factored or part assembled items, adverse manufacturing variances have arisen in the period which have eroded margins. The negative impact of these variances has been addressed post quarter end through a manufacturing reorganization progress which has reduced manning levels.

Additionally, the weakness of the US dollar has had a continuing adverse effect on certain of our $ denominated sales and margins in the period. The highly price-sensitive markets in which we operate make it prohibitive to pass on the adverse impact of the weakening dollar to certain of our customers. This has inevitably resulted in the erosion of margin although the surrender of margin has enabled us to retain sales volumes where possible.

The Company's position is not, however, unique in this respect as the trading issues crystallized by a weakening dollar are currently faced by many other UK companies with material export sales interests.

EXPENSES

Selling, general and administrative (S, G and A) expenses increased by $2,239 from $6,162 in the three months ended March 31, 2003 to $8,401 in the quarter ending March 31, 2004. SG&A expenses for the six months ended March 31, 2004 were $15,077, an increase of $3,535 over the expenses charged in the equivalent six month period last year.

The principal reasons for the increase in the levels of both the current quarter and the year to date selling, general and administrative expenses over their prior year comparatives can be summarized as follows:

                                                              Increases Over Prior Years

                                                    Three Months ended        Six Months ended
                                                       March 31, 2004          March 31, 2004
                                                             $m                        $m

a)    Impact of movements in average                         0.9                       1.3
      US$/sterling cross rates in the period



b)    Increased FAS87 pension costs                          0.3                       0.5

c)    Inflationary increases and set up                      0.2                       0.3
      costs of Florida US sales infrastructure

d)    Increased head office costs relating                   0.2                       0.3
      to legal charges and other
      professional fees

e)    Increased UK warehouse and                             0.1                       0.2
      distribution costs following the change
      to direct sales

f)    Settlements of senior employees'                       -                         0.3
      severance liabilities in 2002/3 for
      amounts less than anticipated.  There
      are no comparable items in the
      current year

g)    Exceptional bad debt recoveries in                     -                         0.1
      Q1 2002/3 not repeated in 2003/4

h)    One-time car leasing benefits in                       0.3                       0.2
      Q2 2002/3

i)    Exchange losses suffered                               0.1                       0.1

j)    Current year restructuring of                          0.1                       0.2
      UK and Australasian selling
      and administration functions,
      increased property depreciation
      and other costs                                        ___                       ___

      Total increase in expenses                             2.3                       3.5
                                                             ===                       ===


Expressed as a percentage of sales, selling, general and administration expenses were 30.6% of revenues for the three months ended March 31, 2004 (2003 : 24.6%) and 29.9% of revenues for the six months ended on that date (2003 : 24.4%).

Other income and expenses moved from a net expense of $20 in the three months ended March 31, 2003 to a net expense of $17 in the quarter ended March 31, 2004. In the six months ended March 31, 2004 other income and expenses amounted to a net expense of $59 compared to a net expense of $7 in the equivalent period last year.

This adverse movement is attributable to higher 2003 bank interest charges in the Company's French and UK businesses (principally as a result of the level of UK borrowings increasing following the purchase of the land and buildings in Wednesbury) and the receipt of royalty income of $12 in the prior year for which there is no similar item in the comparable period this year.

INCOME FROM CONTINUING ACTIVITIES BEFORE INCOME TAXES

Our income from continuing activities before income taxes in the three months ended March 31, 2004 amounted to $288. This compares to an income from continuing activities before taxes for the three months ended March 31, 2003 of $2,012. This net decrease in profitability of $1.7 million is attributable to increased overhead costs of $1.3 million, as explained above, together with erosions in gross margins of $0.4 million.

Our income from continuing activities before income taxes in the six months ended March 31, 2004 amounted to $745, compared to $3,581 in the six months ended March 31, 2003. This net decrease in profitability of $2.8m is due to increased overhead costs of $3.5 million in association with gross profit increases of $0.7 million.

INCOME TAX

Income taxes of $356 were provided in the three months ended March 31, 2004 compared to a $573 income tax charge in the three months ending March 31, 2003.

Income taxes of $532 were charged in the six months ended March 2004, and $959 in the six months ending March 31, 2003.

Income taxes were 123.6% of profits before tax in the three months ended March 31, 2004 as opposed to 28.5% in the quarter ended March 31, 2003. Income taxes were 71.4% of profits before tax in the six months ended March 31, 2004 compared to 26.7% in the six months ended March 31, 2003.

Differences between the effective rate and the statutory rate of taxation of 35% result from tax charges in certain overseas subsidiaries within the Spear & Jackson group being taxed at rates different from the effective rate, the utilization of tax losses which are not recognized within the deferred tax computation and permanent differences between accounting and taxable income as a result of non-deductible expenses and non-taxable income.

In addition, in 2004, the effective tax rate has been further increased as a result of losses that have been incurred in the United States for which no utilization against future profits is envisaged in the short term and to which a valuation allowance has therefore been applied.

Furthermore, the difference between the effective rates of tax used in the current year as opposed to that used in the quarter ended March 31, 2003 and the six months ended on that date is also increased as a result of the higher proportion of profits in those periods which arose in companies having the benefit of tax losses which had not been recognized as an asset within the group deferred tax computation.

Because of the availability of tax net operating losses and other tax credits it is not anticipated that any significant element of the tax charge for the six months ended March 31, 2004 will result in the payment of income tax.

NET (LOSS)/PROFIT FROM CONTINUING ACTIVITIES

Our net loss from continuing activities after income taxes was $68 for the three months ended March 31, 2004 (2003 : $1,439 profit). For the six month period our net profit from continuing activities was $213 (2003 : $2,622).

DISCONTINUED OPERATIONS

The discontinued operations refer to the Megapro screwdriver division of Spear & Jackson, Inc. which was acquired on September 6, 2002 and which was disposed with effect from September 30, 2003. The directors of the Company had previously carried out a goodwill impairment appraisal and a strategic review of the division and had determined that this division did not represent a continuing core activity. Various divestment strategies were considered and at September 30, 2003 the trade and assets of the principal Megapro companies were transferred at their net book value to a management buy-in team headed by the managing director of the Megapro business.

Total income attributable to discontinued operations was $5 in the quarter ended March 31, 2003 and $33 for the six months to March 31, 2003. Following the disposal of the business on September 30, 2003, there is no comparable item in the quarter ended March 31, 2004 or the six months ended on that date.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash position was $3,740 at March 31, 2004 and our net assets were $34,939 at that date.

Net cash used in operating activities in the six month period ended March 31, 2004 was $638 compared to an operating cash generation of $4,353 in the three six ended March 31, 2003. This decrease of $4,991 in 2004 arises from:

* the reduction in net income (adjusted for depreciation and deferred taxes) of $2.8 million as dealt with in the commentary on results, above,
* increased trade working capital outflows in the six months March 31, 2004, when compared to the period ended March 31, 2003, relating to:
*   decreased receivables collections of $3.1 million
* increased payables outflow of $1.4 million * decrease in other assets and liabilities of $1.1million

    The above adverse variances have been offset by reduced inventory outflows of $3.4 million.

The reasons for these working capital variances are summarized below.

In the period ended March 31, 2003 inventories increased by $3,285 in the quarter while there was an inventory decrease of $68 in 2004. Given the cyclical nature of the UK garden tool business, inventory increases in Q1 and Q2 are anticipated as we build inventories prior to the start of the new garden season in spring. The 2003 increase of $3,285 was, however, particularly high due to the inclusion of significant inventory purchases, pre quarter-end by our hand tools division regarding new power tool product tool launches. This pattern of purchasing activity was not repeated in 2004, thereby reducing the inventory levels. Additionally, UK inventories show year on year reductions thanks to the ongoing implementation of the group inventory reduction program.

UK sales revenues in August and September 2002 benefited from increased turnover of approximately $1.1 million with the UK distributor, Toolbank, as that company increased sales orders to secure higher rebate levels. This, in turn, increased the total of trade receivables at September 30, 2002. The trade receivables outflow in the period ended March 31, 2003 of $0.1 therefore incorporates the cash received from these sales. There were no similar sales in August and September of 2003 and the cash flows associated with trade receivables and other creditors are correspondingly affected. Trade receivables at March 31, 2004 also contain a higher level of pre-season accounts (with payment terms extended to May 2004) than was included last year.

The movement in inventories is also reflected in the trade payables cash flows. Trade payables increased by $2.6 million at March 31, 2003 when compared to September 30, 2002 thanks to the purchase of significant inventories of power tool products by our UK hand tool division. This purchasing activity was not reported in 2004 and the increase in payables between September 30, 2003 and March 31, 2004 has accordingly reduced to $1.2 million.

With regard to the adverse movement on other assets and liabilities of $1.1 million contributing factors include:

a) The payment in March 2004 of an interim settlement of $0.4 million re the former managing director of Spear & Jackson plc.

b) The March 2003 comparative creditor figures were enhanced by the replacement of the UK car fleet under new capitalized leases. During the six months to March 2004 significant repayments have been made against the relevant leases.

Cash outflow from investing activities was $6,838 in the period ended March 31, 2004. This compares to an outflow from investing activities in the period ended March 31, 2003 of $2,441. Net cash used in investing activities in the six months ended March 31, 2004 includes $6,838 of capital expenditure, $3.2 million of which relates to the purchase of the land and buildings at Wednesbury, England which is the base for our UK garden tools manufacturing operation. Prior to its purchase, this property was being leased from the former owners of Spear & Jackson plc. A further $3.3 million relates to the purchase of a distribution outlet at Boca Raton, Florida. Of the outflow in the six months ended March 2003, $2,611 related to capital expenditure, primarily the replacement of the UK car fleet under capitalized operating leases.

Net cash provided by financing activities was $1,844 in the period ended March 31, 2004 compared to net cash absorbed by financing activities of $1,068 in the period ended March 31, 2003.

This is due to the utilization of the UK bank overdraft facility in order to finance the $3,200 purchase of the Wednesbury property in the quarter ended September 30, 2003. In comparison, the 2003 financing activity outflow includes the repayment of the Company's Australian subsidiary's overdraft.

The Spear & Jackson and Bowers companies have overdraft facilities with various UK, French and Australian banks. Our business operations have been funded primarily from net operating income. We have also utilized bank facilities in the UK and France.

The financing of new product launches in the Spear & Jackson and Bowers companies will be funded from their existing banking facilities. Accordingly, we believe that we have sufficient capital resources and liquidity over both the short and medium term to sustain our current business operations.

The Company will continue to focus its efforts on improving the competitiveness of its worldwide operations. Further restructuring of the non-profitable areas of the Company's divisions and any expansion of the Spear & Jackson or Bowers operations may, therefore, require additional funding through the negotiation of increased bank lending facilities or the sale of surplus assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risks which include changes in interest rates and movements in foreign currency exchange rates as measured against the US dollar.

The Company is exposed to interest rate changes primarily as a result of interest payable on its bank borrowings in its UK and Australian subsidiaries. At March 31, 2004 the Company had borrowings in the form of overdrafts amounting to $2,180 which are repayable on demand. Management believes that a fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements. The nature and amount of our debt may, however, vary as a result of future business requirements, market conditions, and other factors. The definitive extent of our interest rate risk is not therefore quantifiable or predictable because of the variability of future interest rates and business financing requirements.

The Company has operations in the United Kingdom, France, Australia and New Zealand. These operations transact business in the relevant local currency and their financial statements are prepared in those currencies. Translation of the balance sheets, income statements and cash flows of these subsidiaries into US dollars is therefore impacted by changes in foreign exchange rates.

Additionally, these subsidiaries bill and receive payments from some of their foreign customers and are invoiced and pay certain of their overseas suppliers in the functional currencies of those customers and suppliers. Accordingly, the

US dollar equivalent of these sales and purchases is affected by changes in foreign currency exchange rate.

In the six months ended March 31, 2004 compared to the equivalent period in 2003, the change in exchange rates had the effect of increasing the Company's consolidated sales by $7.8 million, or 15.5%. Since most of the Company's international operating expenses are also included in local currencies, the change in exchange rates had the effect of increasing operating expenses by $1.3 million for the six months ended March 31, 2004 compared to the comparable prior year period. If the US dollar further weakens in the future, it could result in the Company having to suffer reduced margins in order for its products to remain competitive in the local market place.

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

OUTLOOK

The first weeks of quarter 3 have produced no material improvement in the sluggish demand in our major markets. In particular, sales of garden products in the UK remained slow as the poor spring weather continued. Easter normally marks the start of the UK garden season but, as yet, sales have been depressed because of the sustained wet conditions. We anticipate, however, that garden product revenues will return to normal annual levels as soon as more seasonal weather returns and the major UK retail chains can sell through existing stocks.

Competition remains fierce from cheap foreign imports but our brand strength is helping us to perform well in our export markets, particularly the Far and Middle East, and certain macro economic factors in the UK are working to our advantage. For example, the buoyant UK housing market is continuing to stimulate demand for our builders' tools and related products.

Our Australasian subsidiaries experienced a poor first half of the year following the loss of a major customer and upheavals caused by changes to the management teams. We expect the restructuring of the business to be completed in quarter 3 and, with the new managing director now exploring a number of initiatives to drive the operations forward to regain lost market share, we anticipate increased sales revenues from the operation in quarter 4.

In the third quarter we will continue to pursue a widening of our direct sell UK customer base together with initiatives to increase our presence in mainland Europe.

In the second half of the financial year, our businesses will again face the issues of increased costs and margin erosion as a result of raw material, fuel and other utility price increases, interest rate increases and a weak dollar.

To mitigate the impact of these factors we will continue both to look at initiatives to rationalize under performing areas of the business and to monitor the business infrastructures in the United Kingdom and the United States, particularly overheads, to ensure that these are as cost efficient as possible and at a level appropriate to the needs of the business. Despite this we anticipate that there will be increases in the level of certain administrative overheads as a result of legal and professional charges and monitoring fees associated with the SEC suit and class action suits referred to in Part II, Item 1, below.

Any strengthening of the US dollar would impact favorably on the business as this would ease the pressure on margins and increase our competitiveness. The overall benefits would, however, be diluted by the related increases in the purchase price of factored product from the Far East.

In the forthcoming quarter we will also focus on improving cash generation. The group-wide inventory reduction program is ongoing as we look to maximize our working capital. We also anticipate that our operating cash inflows will benefit from the collection of circa $0.5 million of cash from pre-season garden product sales which were made on extended credit terms. Additionally, further funds could be released via the sale of significant surplus capital assets and all such opportunities will be considered in detail. The proceeds of any such sales will enable us to fund future working capital requirements and other projects which will contribute to the continued growth of our business.

Going forward, the success factors critical to our business include sales growth through continued penetration in new and existing markets; the implementation of strategies to enable us to compete against suppliers based in low cost manufacturing regimes; emphasis on new product development activities so that we can exploit our brand equity and technical expertise to differentiate our product offerings from cheap imports; ensuring that our manufacturing and overhead bases are as cost efficient as possible; and the maximization of cash resources so that we are able to fund new initiatives and take advantage of market opportunities.

In quarter 3 and 4, therefore, we will continue to aggresively promote our products to penetrate new markets and broaden our customer base. We recently learned that a major competitor in the hand tools sector has been experiencing severe trading problems. We have already contacted key customers within that competitor's distribution network and we are gaining additional sales and market share as a result.

In the second half of the financial year emphasis will again be placed on the development and launch of new, high quality products which are clearly differentiated from the cheap foreign imports which are widely available in our markets. The recent success of the "Predator" saw launch clearly illustrates the benefits of this strategy and we intend to build on this in the remainder of the year with both additions to the Predator range and the introduction of other new products.

Recent events, including the removal of the Company CEO by the SEC and the initiation of a number of class action lawsuits against the Company, have inevitably resulted in a disruption of the Company's operating activities. It is not possible at this time to ascertain the ultimate financial and legal liability of these actions or their impact on the financial condition of the business. Nevertheless, the Company, through its senior management and workforce, is focused on minimizing any adverse effects on the trading operations of the business so that its short and long term objectives can still be realized.

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

Conclusions

Based upon the controls evaluation, our acting CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Spear & Jackson, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 15, 2004, the U.S. Securities and Exchange Commission, filed suit in the U.S. District Court for the Southern District of Florida against the Company and its Chief Executive Officer/Chairman, among others, alleging violations of the federal securities laws. Specifically, with regard to the Company the SEC alleged that the Company violated the SEC's registration, antifraud and reporting provisions. These allegations arise from the alleged failure of Dennis Crowley, our principal executive officer, to accurately report his ownership of the Company's stock, and his alleged manipulation of the price of the Company's stock through the dissemination of false information, allowing him to profit from sales of the stock through nominee accounts. On May 10, 2004, the Company consented to the entry of a preliminary injunction, without admitting or denying the allegations of the SEC complaint.

In addition, the Court has appointed a Corporate Monitor to oversee the Company's operations. In addition to Crowley consenting to a preliminary injunction, the Court's Order also temporarily bars Dennis Crowley from serving as an officer or director of a public company, and prohibits him from voting or disposing of Company stock. The Company's Board of Directors has also suspended Crowley from all positions he occupied as an officer or director. The Company is cooperating with the Corporate Monitor and the continuing SEC investigation.

Subsequent to the SEC action, a number of class action lawsuits have been initiated in U.S. District Court for the Southern District of Florida by Company shareholders against the Company and certain of its directors, officers and accounting firm including Crowley, William Fletcher, the Company's CFO, and Sherb & Co LLP, the Company's outside auditor. These suits allege essentially the same claims as the SEC suit and seek unspecified damages. The Company has not yet responded to the suits, and likely will not until they have been consolidated and lead counsel appointed for the Class. It is impossible at this time to ascertain the ultimate legal and financial liability or whether these actions as well as the SEC action will have a material adverse effect on the Company's financial condition.


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

 31.1 302 Certification of Chairman

 31.2 302 Certification of Chief Accounting Officer

 32.1 906 Certification of Chief Executive Officer and Chief Accounting Officer


(b)      Reports on Form 8-K

i) Form 8-K was filed on January 16, 2004 in which the Company announced that its Board of Directors had authorised the re-purchase of up to 500,000 common shares of the Company in market or private transactions.

ii) Form 8-K was filed on February 17, 2004 announcing the Company's Fiscal 2004 first quarter results.

iii) Form 8-K was filed on March 11, 2004 in which the Company announced (a) that it was cancelling its common stock buy back program. The buy back program was not implemented once the Company began serious consideration of a possible issuer tender offer. No shares were acquired under the program and (b) revisions to its 2004 earnings forecasts which were now expected to be in the range of 35-38 cents per fully diluted share.

iv) Form 8-K was filed on April 20, 2004 with a report date of April 15, 2004 in which the Company announced the following:

         The Company has previously reported that it was the subject of an Order of Formal Investigation from the Securities and Exchange Commission. On April 15, 2004, the Company was named as a defendant in a complaint filed by the SEC in the US District Court for the Southern District of Florida along with other defendants, including its Chief Executive Officer and principal stockholder, Dennis Crowley (Securities and Exchange Commission v. Dennis Crowley, Spear & Jackson, Inc., International Media Solutions, LLC, Yolanda Velazquez and Kermit Silva, Case No. 04-80354). The complaint includes allegations that Mr. Crowley engaged in manipulative practices in transactions relating to Spear & Jackson common stock, as well as misrepresentations as to the status of his stock ownership in the Company. Spear & Jackson was named as a defendant for its failure to accurately report the extent of its Chief Executive Officer's stock ownership interest in Spear & Jackson and, based on the foregoing, violations of the anti-fraud and registration provisions of the federal securities laws.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

SPEAR & JACKSON, INC.



By:      /s/John Harrington         Dated: May 21, 2004
         ----------------
         John Harrington
         Chairman