Form 10-Q
period 2004-06-30
SPEAR & JACKSON INC
filed 2004-09-27
CIK 1107206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         Commission file number 0-32013

                              SPEAR & JACKSON, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                   91-2037081
----------                                              ---------------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organisation)                         Identification Number)

6001 Park of Commerce Boulevard, Suite 2,
Boca Raton, Florida                                      33487

------------------------------------------------        --------
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

Registrant had 11,741,122 shares of Common Stock, $.001 par value per share, outstanding as of September 24, 2004.

STATEMENT CONCERNING FINANCIAL STATEMENTS
NOT REVIEWED BY INDEPENDENT AUDITOR

The Company's independent public accountant, Sherb & Co., LLP ("Sherb & Co."), advised the Company of its resignation as auditor in a letter to the Company dated August 13, 2004. The Company subsequently filed a Form 8-K with the Securities and Exchange Commission on August 18, 2004 to report Sherb & Co.'s resignation.

The reports of Sherb & Co on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Further, in connection with the audits for the two most recent fiscal years and in connection with Sherb & Co.'s review of the subsequent interim period preceding resignation on August 13, 2004, there have been no disagreements between the Company and Sherb & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused Sherb & Co., to make a reference thereto in its report on the Company's financial statements for these fiscal years and interim period

The Company is seeking to retain an independent public accounting firm as Sherb & Co.'s successor in as expedient a manner as possible. At the time of its resignation, Sherb & Co had not completed its review of the Company's financial statements for the three and nine month periods ended June 30, 2004. Due to the timing of the resignation it has not been possible for the Company to appoint new auditors and have the requisite review performed within the relevant reporting deadlines. Therefore, the Company's interim third quarter financial statements presented herewith on Form 10-Q have not been reviewed by an independent accounting firm as required. The Company will re-file these statements via an amended Form 10-Q/A as promptly as practicable following its engagement of a successor accounting firm and that firm's completion of the required review.

                              Spear & Jackson, Inc.

                                      INDEX

PART I.       FINANCIAL INFORMATION
                                                                                   Page Number
Item 1        Financial Statements (Unaudited)

              Consolidated Balance Sheets -  June 30, 2004                          1
              and September 30, 2003 (audited)

              Consolidated Statements of Operations - Three and Nine Months         2
              ended June 30, 2004 and 2003

              Consolidated Statements of Comprehensive Income (Loss) - Three        3
              and Nine Months ended June 30, 2004 and 2003

              Consolidated Statements of Cash Flows -Nine Months ended June
              30, 2004 and 2003.                                                    4

              Notes to Consolidated Financial Statements                            5-17

Item 2        Management's Discussion and Analysis of Financial Condition           18-48
              and Results of Operations

Item 3        Quantitative and qualitative disclosures about market risk            48-50

Item 4        Controls and Procedures                                               50-51

PART II       OTHER INFORMATION

Item 1        Legal Proceedings                                                     52-53

Item 2        Changes in Securities, Use of Proceeds and Issuer Purchases           53
              of Equity Securities

Item 3        Defaults Upon Senior Securities                                       53

Item 4        Submission of Matters to a Vote of Security Holders                   53

Item 5        Other Information                                                     53

Item 6        Exhibits and Reports on Form 8-K                                      53-54

SIGNATURES                                                                          55

                             SPEAR & JACKSON, INC.

                          CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS EXCEPT SHARES)

                                                               AT JUNE 30,   AT SEPTEMBER 30,
                                                                  2004            2003
                                                              ------------   ----------------
                                                              (UNAUDITED)
                              ASSETS
Current assets:
Cash and cash equivalents                                       $  3,685       $  9,191
Trade receivables, net                                            20,021         15,432
Inventories                                                       22,946         23,350
Assets held for sale                                               3,211             --
Other current assets                                               1,359            999
                                                                --------       --------
Total current assets                                              51,222         48,972

Property, plant and equipment, net                                23,336         19,561
Deferred taxation                                                 11,415         10,919
Investments                                                          163            148
                                                                --------       --------
Total assets                                                    $ 86,136       $ 79,600
                                                                ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                               $     33       $    304
    Trade accounts payable                                         8,353          7,552
    Accrued expenses and other liabilities                        15,361         12,793
    Foreign taxes payable                                             71             50
                                                                --------       --------
Total current liabilities                                         23,818         20,699
Other liabilities                                                  1,422          1,787
Pension liability                                                 26,690         25,262

                                                                --------       --------
Total liabilities                                                 51,930         47,748
                                                                --------       --------
Stockholders' equity:
Common stock                                                          12             12
Additional paid in capital                                        51,590         51,590
Accumulated other comprehensive income:
    Pension additional minimum liability                         (33,243)       (30,204)
    Foreign currency translation adjustment                       12,873          7,406
    Unrealized losses on derivative instruments                      (15)           (15)
Retained earnings                                                  3,529          3,603
Less: 270,000 common stock held in treasury, at cost                (540)          (540)
                                                                --------       --------
                                                                  34,206         31,852
                                                                --------       --------
Total stockholders' equity                                      $ 86,136       $ 79,600
                                                                ========       ========

   The accompanying notes are an integral part of these financial statements.

                             SPEAR & JACKSON, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                          (IN THOUSANDS EXCEPT SHARES)

                                                                FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED

                                                                  JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                                    2004            2003            2004            2003
                                                               ------------    ------------    ------------    ------------
                                                                                (RESTATED)                       (RESTATED)

Net sales                                                      $     26,407    $     24,787    $     76,816    $     72,003
Cost of goods sold                                                   18,359          16,734          52,887          48,824
                                                               ------------    ------------    ------------    ------------
Gross profit                                                          8,048           8,053          23,929          23,179

Operating costs and expenses:
  Selling, general and administrative expenses                        8,067           5,278          23,144          16,816
                                                               ------------    ------------    ------------    ------------
Operating (loss) income                                                 (19)          2,775             785           6,363

Other income (expense)
  Royalties                                                              --               2              --              14
  Rental income                                                          58              38             140             108
  Interest and bank charges (net)                                       (92)            (69)           (233)           (158)
                                                               ------------    ------------    ------------    ------------

(Loss) income from continuing operations before income taxes            (53)          2,746             692           6,327
Provision for income taxes                                             (234)           (832)           (766)         (1,791)
                                                               ------------    ------------    ------------    ------------
(Loss) income from continuing operations                               (287)          1,914             (74)          4,536
                                                               ------------    ------------    ------------    ------------
Discontinued operations:

Income from operations of Megapro screwdriver division                   --              12              --              45
(including taxation of $Nil)
                                                               ------------    ------------    ------------    ------------
Income from discontinued operations                                      --              12              --              45
                                                               ------------    ------------    ------------    ------------
Net (loss) income                                              $       (287)   $      1,926    $        (74)   $      4,581
                                                               ============    ============    ============    ============
Basic and diluted (loss) earnings per share:

From continuing operations                                     ($      0.02)   $       0.16    ($      0.01)   $       0.38

From discontinued operations                                           0.00            0.00            0.00            0.00
                                                               ------------    ------------    ------------    ------------
Total                                                          ($      0.02)   $       0.16    ($      0.01)   $       0.38
                                                               ============    ============    ============    ============
Weighted average shares outstanding                              11,741,122      12,011,122      11,741,122      12,011,122
                                                               ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                             SPEAR & JACKSON, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                               FOR THE THREE      FOR THE THREE     FOR THE NINE      FOR THE NINE
                                                MONTHS ENDED      MONTHS ENDED       MONTHS ENDED     MONTHS ENDED
                                                 JUNE 30,         JUNE 30,            JUNE 30,          JUNE 30,
                                                   2004             2003                2004              2003
                                              ---------------  ---------------     ---------------   -------------
                                                                 (RESTATED)                            (RESTATED)

Total net (loss) income                          $    (287)        $   1,926         $     (74)        $   4,581

Other comprehensive income (loss)

   Additional minimum pension liability                 94            (1,275)           (3,039)           (1,517)
   Foreign currency translation adjustments           (529)            3,220             5,467             4,445
   Unrealized gains (losses) on derivative             (11)               (2)               --               (14)
   instruments
                                                 ---------         ---------         ---------         ---------
Total comprehensive (loss) income                $    (733)        $   3,869         $   2,354         $   7,495
                                                 =========         =========         =========         =========


   The accompanying notes are an integral part of these financial statements.

                             SPEAR & JACKSON, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             FOR THE NINE MONTHS ENDED
                                                                            JUNE 30,            JUNE 30,
                                                                              2004                2003
                                                                          ------------       ------------
                                                                                              (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                       $        (74)      $      4,581
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Depreciation                                                               2,207              2,137
      Loss (profit) on sale of plant, property and equipment                        14               (170)
      Deferred income taxes                                                        673              1,726
  Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
      (Increase) decrease in trade receivables                                  (2,940)             1,064
      Decrease (increase) in inventories                                         2,329             (3,543)
      (Increase) decrease in other current assets                                  (51)               507
      Contributions paid to pension plan                                        (2,096)            (2,101)
      Decrease (increase) in other non-current assets                              973               (206)
      Increase in trade accounts payable                                           126              1,477
      Increase (decrease) in accrued expenses and other liabilities              1,222               (609)
      Decrease in foreign taxes payable                                            (25)                (5)
      (Decrease) increase in other liabilities                                    (531)               768
                                                                          ------------       ------------
NET CASH  PROVIDED BY  OPERATING ACTIVITIES                                      1,827              5,626
                                                                          ------------       ------------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                    (7,071)            (2,690)
  Proceeds from sale of property, plant and equipment                               81                170
                                                                          ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                                           (6,990)            (2,520)
                                                                          ------------       ------------
FINANCING ACTIVITIES:
  Repayment of long-term debt                                                       --                (23)
  Repayment of overdraft                                                          (302)            (1,163)
  Promissory notes repaid                                                           --               (235)
  Repayment of shareholder loan                                                     --                (60)
                                                                          ------------       ------------
NET CASH USED IN FINANCING ACTIVITIES                                             (302)            (1,481)
                                                                          ------------       ------------

Effect of exchange rate changes on cash and cash equivalents                       (41)               196
                                                                          ------------       ------------

CHANGE IN CASH AND CASH EQUIVALENTS                                             (5,506)             1,821

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 9,191              6,486
                                                                          ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $      3,685       $      8,307
                                                                          ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest                                                $        219       $        174
                                                                          ============       ============
    Cash paid for taxes                                                   $        118       $         65
                                                                          ============       ============


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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to both the rules and regulations of the Securities and Exchange Commission and with instructions to Form 10-Q. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 2004, and the consolidated results of operations for the three and nine month periods ended June 30, 2004 and June 30, 2003 and consolidated results of cash flows for the nine month periods ended June 30, 2004 and June 30, 2003 have been included and that the disclosures are adequate to make the information presented not misleading. The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's and Subsidiaries' annual report on Form 10-KSB for the year ended September 30, 2003.

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

The results of operations and cash flows for any interim periods are not necessarily indicative of the results to be expected for the full year, or for any subsequent periods.

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

In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim- period disclosures are effective for interim periods beginning after December 15, 2003. The Company will adopt the annual disclosures for its fiscal year ending September 30, 2004 and has adopted the interim disclosures for its fiscal quarter ending March 31, 2004 onwards. The adoption of the revised SFAS No. 132 will have no impact on the Company's results of operation, results of cash flows or financial condition.

NOTE 3 - CRITICAL ACCOUNTING POLICIES

      A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results, results of cashflows, and financial condition.

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


NOTE 4 - NATURE OF BUSINESS

      The Company was incorporated in the State of Nevada on December 17, 1998 and was inactive until the acquisition of Mega Tools Ltd. and Mega Tools USA, Inc. via reverse acquisition on September 30, 1999. The Company was engaged in the manufacture and sale of a patented multi-bit screwdriver. The Company entered into an exclusive North American license agreement with the patent holder of a retracting cartridge type screwdriver. This license agreement gave the Company unrestricted use of the patent in Canada and the United States until November 8, 2005. The Company's wholly owned subsidiaries, Mega Tools USA, Inc. and Mega Tools Ltd. manufactured and marketed the drivers to customers in the United States and Canada. With effect from September 30, 2003 the Company exited its screwdriver operations following the transfer of the trade, property and other net assets of Mega Tools USA, Inc. and Mega Tools Ltd. to the principal

                             SPEAR & JACKSON, INC.

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 4 - NATURE OF BUSINESS - CONTINUED

executive of these companies. The Company was evaluating the circumstances of the disposition at the time the SEC proceedings commenced in April 2004, and had previously referred the matter to British Columbia counsel for possible action. The feasibility of pursuing litigation against its former executive and third party purchaser is being considered by current management. The historical results of operations for this business have been reclassified to earnings
(loss) from discontinued operations on the Company's Consolidated Statements of Operations.

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

      Following recommendations by the SEC, the acquisition of Spear & Jackson plc and Bowers Group plc ("S&J") by Megapro Tools, Inc. was accounted for as a reverse acquisition for financial reporting purposes. The reverse acquisition is deemed a capital transaction and the net assets of S&J (the accounting acquirer) were carried forward to Megapro Tools, Inc. (the legal acquirer and the reporting entity) at their carrying value before the combination. Although S&J was deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Megapro Tools, Inc. as the surviving corporation does not change. The relevant acquisition process utilizes the capital structure of Megapro Tools, Inc. and the assets and liabilities of S&J are recorded at historical cost.

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

      Pension costs amounted to $323 for the quarter ending June 30, 2004 and $67 for the same quarter last year. Pension costs for the nine months ending June 30, 2004 were $973 compared with $199 for the equivalent prior year period. The net periodic costs include the following components:

                                         FOR THE THREE      FOR THE THREE     FOR THE NINE      FOR THE NINE
                                          MONTHS ENDED       MONTHS ENDED     MONTHS ENDED      MONTHS ENDED
                                            JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                              2004              2003              2004              2003
                                          -----------       -----------       -----------       -----------
Service cost                              $       380       $       350       $     1,142       $     1,039
Interest cost                                   2,252             1,944             6,759             5,770
Expected return on plan assets                 (2,735)           (2,411)           (8,208)           (7,154)
Recognition of actuarial (gain) loss              426               184             1,280               544
                                          -----------       -----------       -----------       -----------
Total Benefit cost                        $       323       $        67       $       973       $       199
                                          ===========       ===========       ===========       ===========

                             SPEAR & JACKSON, INC.

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 5 - RETIREMENT BENEFIT PLANS - CONTINUED

      The Company's funding policy with respect to the Plan is to contribute annually not less than the minimum required by applicable UK law and pension regulations. Amounts payable are determined on the advice of the Plan's actuaries. The Company has contributed $0.7 million to the funds in the quarter ending June 30, 2004 (2003 $0.7 million) and $2.1 million in the nine month period ending on that date (2003 $2.1 million). The Company anticipates that contributions of $2.8 million will be made in the year ending September 30, 2004 (2003 $2.8 million).

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


NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                AT JUNE 30,   AT SEPTEMBER 30,
                                                ----------    ----------------
                                           NOTE     2004            2003
                                                ----------      ----------
                                              (in thousands)   (in thousands)
ASSETS HELD AND USED
   Land and buildings                           $   16,237      $   11,839
   Machinery, equipment and vehicles                 5,473           5,603
   Furniture and fixtures                               81             160
   Computer hardware                                    --              74
   Computer software                                    --              35
   Assets held under finance leases         (a)      1,545           1,850
                                                ----------      ----------
                                                $   23,336      $   19,561
                                                ==========      ==========
ASSETS HELD FOR RESALE
   Land and buildings                       (b) $    3,211      $       --
                                                ==========      ==========


(a) Included in machinery and equipment at June 30, 2004 are capital leases with a net book value of $1.5million (September 30, 2003 $1.9 million). The cost of these assets held under capital leases was $2.8 million (September 30,2003 $2.5 million) and the accumulated depreciation relating to the assets was $1.3 million (September 30, 2003 $0.6 million).

(b) In the nine months ended June 30, 2004, the Company has spent $6.5 million on the acquisition of its manufacturing site in Wednesbury, England and a warehouse and office facility in Boca Raton, Florida. Following the removal from office of the Company's former CEO, the current board, in conjunction with the Corporate Monitor, has performed a detailed review of its US sales and distribution strategy. As a result, the original initiative of setting up a central distribution unit in Florida has been deferred. The warehouse has now been offered for sale and is accordingly presented as an asset held for resale in the consolidated balance sheet of the Company at June 30, 2004. The directors believe that the ultimate sales proceeds for the property will not be below original cost and the land and buildings are therefore included at their net book carrying value.

                             SPEAR & JACKSON, INC.

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 7 - INVENTORIES

                                                              AT JUNE 30,     AT SEPTEMBER 30,
                                                              -----------     ----------------
                                                                  2004              2003
                                                              -----------       -----------
                                                            (in thousands)     (in thousands)
Finished products                                             $    18,174       $    18,747
In-process products                                                 5,327             4,894
Raw materials                                                       5,723             5,464
Less: allowance for slow moving and obsolete inventories           (6,278)           (5,755)
                                                              -----------       -----------
                                                              $    22,946       $    23,350
                                                              ===========       ===========

NOTE 8--INCOME TAXES

      Spear & Jackson is subject to income taxes in the US and in the other overseas tax jurisdictions where its principal trading subsidiaries operate. The provision for US and foreign income taxes attributable to continuing operations consists of:

                                                      FOR THE THREE      FOR THE THREE    FOR THE NINE       FOR THE NINE
                                                       Months Ended       Months Ended     Months Ended      Months Ended
                                                         June 30,           June 30,        June 30,           June 30,
                                                           2004               2003            2004               2003
                                                       -----------       -----------       -----------       -----------
Current tax  credit (charge)                           $       (31)      $       (44)      $       (93)      $       (65)
Deferred tax (charge)                                         (203)             (787)             (673)           (1,726)
                                                       -----------       -----------       -----------       -----------
                                                       $      (234)      $      (831)      $      (766)      $    (1,791)
                                                       ===========       ===========       ===========       ===========

         A reconciliation of the provision for income taxes compared with the amounts provided at the US federal rate is as follows:

                                                      FOR THE THREE      FOR THE THREE    FOR THE NINE       FOR THE NINE
                                                       Months Ended       Months Ended     Months Ended      Months Ended
                                                         June 30,           June 30,        June 30,           June 30,
                                                           2004               2003            2004               2003
                                                       -----------       -----------       -----------       -----------
Tax at US federal statutory income tax rate            $        19       $      (965)      $      (242)      $    (2,230)
Overseas tax at rates different to effective rate              (33)              143               (58)              303
Permanent differences                                          (38)              (71)             (113)             (138)
Valuation allowance                                           (182)               18              (353)              231
Miscellaneous                                                    0                43                --                43
                                                       -----------       -----------       -----------       -----------
                                                       $      (234)      $      (832)      $      (766)      $    (1,791)
                                                       ===========       ===========       ===========       ===========

The principal reconciling items therefore relate to differences between the US federal rate and rates effective in certain of the overseas regions in which the Company operates; permanent timing differences in respect of costs incurred which are not allowable deductions for tax purposes; and losses incurred in the period in certain subsidiaries for which no utilization against future trading income is anticipated.

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

         The following is a summary of the significant accounts and balances (in thousands) by business segment, reconciled to the consolidated totals.

                                   SALES             LONG-LIVED ASSETS (a)             SALES             LONG-LIVED ASSETS (a)
                           ---------------------     ---------------------     ---------------------     ---------------------
                             THREE MONTHS ENDED        THREE MONTHS ENDED        NINE MONTHS ENDED         NINE MONTHS ENDED
                           JUNE 30,      JUNE 30,     JUNE 30,     JUNE 30,    JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                             2004          2003         2004         2003        2004         2003         2004         2003
                           --------     --------     --------     --------     --------     --------     --------     --------
  Hand & garden tools      $ 20,146     $ 19,229     $  9,622     $  6,898     $ 58,297     $ 55,254     $  9,622     $  6,898
  Metrology tools             3,912        3,502        2,812        2,705       11,599       10,412        2,812        2,705
  Magnetic products           2,349        2,056          901        1,049        6,920        6,337          901        1,049
  Screwdrivers                   --          263           --          180           --          869           --          180
  Corporate                      --       10,001        9,198           --           --       10,001        9,198
                           --------     --------     --------     --------     --------     --------     --------     --------
     Total                 $ 26,407     $ 25,050     $ 23,336     $ 20,030     $ 76,816     $ 72,872     $ 23,336     $ 20,030
                           ========     ========     ========     ========     ========     ========     ========     ========

Attributable to:
Continuing operations      $ 26,407     $ 24,787     $ 23,336     $ 19,850     $ 76,816     $ 72,003     $ 23,336     $ 19,850
Discontinued operations          --          263           --          180           --          869           --          180
                           --------     --------     --------     --------     --------     --------     --------     --------
                           $ 26,407     $ 25,050     $ 23,336     $ 20,030     $ 76,816     $ 72,872     $ 23,336     $ 20,030
                           ========     ========     ========     ========     ========     ========     ========     ========

                                DEPRECIATION          CAPITAL EXPENDITURE          DEPRECIATION           CAPITAL EXPENDITURE
                           ---------------------     ---------------------     ---------------------     ---------------------
                             THREE MONTHS ENDED        THREE MONTHS ENDED        NINE MONTHS ENDED         NINE MONTHS ENDED
                           JUNE 30,      JUNE 30,     JUNE 30,     JUNE 30,    JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                             2004          2003         2004         2003        2004         2003         2004         2003
                           --------     --------     --------     --------     --------     --------     --------     --------
  Hand & garden tools      $    465     $    488     $    218     $     41     $  1,464     $  1,448     $  3,636     $  1,721
  Metrology tools                90          101            7           --          310          297          168          543
  Magnetic products              78           51            3           --          249          206           28          333
  Screwdrivers                   --           12           --           --           --           36           --           --
  Corporate                      66           54            5           38          184          150        3,239           93
                           --------     --------     --------     --------     --------     --------     --------     --------
     Total                 $    699     $    706     $    233     $     79     $  2,207     $  2,137     $  7,071     $  2,690
                           ========     ========     ========     ========     ========     ========     ========     ========

Attributable to:
Continuing operations      $    699     $    694     $    233     $     79     $  2,207     $  2,101     $  7,071     $  2,690
Discontinued operations          --           12           --           --           --           36           --           --
                           --------     --------     --------     --------     --------     --------     --------     --------
                           $    699     $    706     $    233     $     79     $  2,207     $  2,137     $  7,071     $  2,690
                           ========     ========     ========     ========     ========     ========     ========     ========

                             OPERATING INCOME             NET INTEREST           OPERATING INCOME             NET INTEREST
                           ---------------------     ---------------------     ---------------------     ---------------------
                             THREE MONTHS ENDED        THREE MONTHS ENDED        NINE MONTHS ENDED         NINE MONTHS ENDED
                           JUNE 30,      JUNE 30,     JUNE 30,     JUNE 30,    JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                             2004          2003         2004         2003        2004         2003         2004         2003
                           --------     --------     --------     --------     --------     --------     --------     --------
  Hand & garden tools      $    (70)    $  1,863     $    (56)    $    (77)    $    641     $  4,532     $   (179)    $   (175)
  Metrology tools               406          449           (5)          (6)       1,046        1,098          (14)         (11)
  Magnetic products             296          490           (4)          (4)         839        1,200          (10)          (9)
  Screwdrivers                   --           15           --           (3)          --           61           --          (18)
  Corporate                    (651)         (27)         (27)          18       (1,741)        (467)         (30)          39
                           --------     --------     --------     --------     --------     --------     --------     --------
     Total                 $    (19)    $  2,790     $    (92)    $    (72)    $    785     $  6,424     $   (233)    $   (174)
                           ========     ========     ========     ========     ========     ========     ========     ========
Attributable to:
Continuing operations      $    (19)    $  2,775     $    (92)    $    (69)    $    785     $  6,363     $   (233)    $   (158)
Discontinued operations          --           15           --           (3)          --           61           --          (16)
                           --------     --------     --------     --------     --------     --------     --------     --------
                           $    (19)    $  2,790     $    (92)    $    (72)    $    785     $  6,424     $   (233)    $   (174)
                           ========     ========     ========     ========     ========     ========     ========     ========

(A) Represents property, plant and equipment, net.

                             SPEAR & JACKSON, INC.

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 9 - SEGMENT DATA - CONTINUED

The following table presents certain data by geographic areas (in thousands):

                                  SALES (a)          LONG-LIVED ASSETS (b)            SALES (a)          LONG-LIVED ASSETS (b)
                           ---------------------     ---------------------     ---------------------     ---------------------
                             THREE MONTHS ENDED       THREE MONTHS ENDED         NINE MONTHS ENDED        NINE MONTHS ENDED
                           JUNE 30        JUNE 30    JUNE 30       JUNE 30      JUNE 30     JUNE 30      JUNE 30      JUNE 30
                             2004          2003        2004         2003         2004        2003          2004        2003
                           --------     --------     --------     --------     --------     --------     --------     --------
  United Kingdom           $ 12,477     $  7,460     $ 21,556     $ 17,881     $ 35,009     $ 29,242     $ 21,556     $ 17,881
  Europe                      4,659        5,548        1,224        1,288       14,951       14,187        1,224        1,288
  Australasia                 3,717        5,456          556          681       12,463       16,599          556          681
  North America               2,035          982           --          180        5,212        5,281           --          180
  Other                       3,519        5,604           --           --        9,181        7,563           --           --
                           --------     --------     --------     --------     --------     --------     --------     --------
     Total                 $ 26,407     $ 25,050     $ 23,336     $ 20,030     $ 76,816     $ 72,872     $ 23,336     $ 20,030
                           ========     ========     ========     ========     ========     ========     ========     ========
Attributable to:
Continuing operations      $ 26,407     $ 24,787     $ 23,336     $ 19,850     $ 76,816     $ 72,003     $ 23,336     $ 19,850
Discontinued operations          --          263           --          180           --          869           --          180
                           --------     --------     --------     --------     --------     --------     --------     --------
                           $ 26,407     $ 25,050     $ 23,336     $ 20,030     $ 76,816     $ 72,872     $ 23,336     $ 20,030
                           ========     ========     ========     ========     ========     ========     ========     ========

                                DEPRECIATION          CAPITAL EXPENDITURE           DEPRECIATION          CAPITAL EXPENDITURE
                           ---------------------     ---------------------     ---------------------     ---------------------
                             THREE MONTHS ENDED       THREE MONTHS ENDED         NINE MONTHS ENDED        NINE MONTHS ENDED
                           JUNE 30        JUNE 30    JUNE 30       JUNE 30      JUNE 30     JUNE 30      JUNE 30      JUNE 30
                             2004          2003        2004         2003         2004        2003          2004        2003
                           --------     --------     --------     --------     --------     --------     --------     --------
  United Kingdom           $    575     $    572     $     10     $     74     $  1,872     $  1,798     $  3,580     $  2,387
  Europe                         27           27           --            5           73           84            3            8
  Australasia                    80           92          218           --          227          213          249          285
  North America                  17           15            5           35           42        3,239           10
                           --------     --------     --------     --------     --------     --------     --------     --------
     Total                 $    699     $    706     $    233     $     79     $  2,207     $  2,137     $  7,071     $  2,690
                           ========     ========     ========     ========     ========     ========     ========     ========
Attributable to:
Continuing operations      $    699     $    694     $    233     $     79     $  2,207     $  2,101     $  7,071     $  2,690
Discontinued operations          --           12           --           --           --           36           --           --
                           --------     --------     --------     --------     --------     --------     --------     --------
                           $    699     $    706     $    233     $     79     $  2,207     $  2,137     $  7,071     $  2,690
                           ========     ========     ========     ========     ========     ========     ========     ========

                              OPERATING INCOME            NET INTEREST           OPERATING INCOME            NET INTEREST
                           ---------------------     ---------------------     ---------------------     ---------------------
                              THREE MONTHS ENDED      THREE MONTHS ENDED         NINE MONTHS ENDED        NINE MONTHS ENDED
                           JUNE 30        JUNE 30    JUNE 30       JUNE 30      JUNE 30     JUNE 30      JUNE 30      JUNE 30
                             2004          2003        2004         2003         2004        2003          2004        2003
                           --------     --------     --------     --------     --------     --------     --------     --------
  United Kingdom           $    737     $  2,700     $    (55)    $    (32)    $  1,909     $  6,032     $   (130)    $    (61)
  Europe                         22          (10)         (44)         (54)         219          160         (143)        (127)
  Australasia                  (207)         297            3           (4)        (277)         828           18           (8)
  North America                (571)        (197)           4           18       (1,066)        (596)          22           22
                           --------     --------     --------     --------     --------     --------     --------     --------
     Total                 $    (19)    $  2,790     $    (92)    $    (72)    $    785     $  6,424     $   (233)    $   (174)
                           ========     ========     ========     ========     ========     ========     ========     ========
Attributable to:
Continuing operations      $    (19)    $  2,775     $    (92)    $    (69)    $    785     $  6,363     $   (233)    $   (158)
Discontinued operations          --           15           --           (3)          --           61           --          (16)
                           --------     --------     --------     --------     --------     --------     --------     --------
                           $    (19)    $  2,790     $    (92)    $    (72)    $    785     $  6,424     $   (233)    $   (174)
                           ========     ========     ========     ========     ========     ========     ========     ========

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

      On April 15, 2004, the U.S. Securities and Exchange Commission filed suit in the U.S. District Court for the Southern District of Florida, against the Company and Mr. Dennis Crowley, its then current Chief Executive Officer/ Chairman, among others, alleging violations of the federal securities laws. Specifically, with regard to the Company, the SEC alleged that the company violated its registration, anti-fraud and reporting provisions. These allegations arise from the alleged failure of Mr. Crowley, to accurately report his ownership of the Company's stock, and his alleged manipulation of the price of the Company's stock through the dissemination of false information, allowing him to profit from sales of stock through nominee accounts. On May 10,2004, the Company consented to the entry of a preliminary injunction, without admitting or denying the allegations of the SEC complaint.

      In addition, the Court has appointed a Corporate Monitor to oversee the Company's operations. In addition to Mr. Crowley consenting to a preliminary injunction, the Court's Order also temporarily bars Mr. Crowley as serving as an officer or director of a public Company and prohibits him from voting or disposing of Company stock. The Company's Board of Directors has also suspended Mr. Crowley from all positions he occupied as an officer or director. The Company is cooperating with the Corporate Monitor and the continuing SEC investigation.

      On July 19, 2004, the Monitor filed a Motion to expand the scope of his role as Monitor and included his Report on Findings and Recommendations dated July 16, 2004. The motion provides that the Monitor is seeking an expansion of his role because of his criticisms of the capability and independence of the Company's current Board and senior executive management to achieve corporate objectives and pursue potential claims. The Company has filed a memorandum in opposition to the request of the Monitor based on what the Company perceives to be mischaracterization by the Monitor of developments to date, efforts and substantial accomplishments by the Board and management, and potential harm to the Company's shareholders based upon a more encompassing role for the Monitor. The Company has also filed a Motion requesting the Court to reconsider that the SEC's charges were not systemic throughout the Company's operations.

      Subsequent to the initial filing of this SEC action, a number of class action lawsuits have been initiated in the U.S. District Court for the Southern District of Florida by Company shareholders against the Company, Sherb & Co LLP, the Company's outside auditor, and certain of the Company's directors and officers, including Mr. Crowley, and Mr. William Fletcher, the Company's CFO. These suits allege essentially the same claims as the SEC suit, and seek unspecified damages. The Company has not yet responded to the suits, and likely will not until they have been consolidated and lead counsel appointed for the Class. It is impossible at this time to ascertain the ultimate legal and financial liability or whether these actions, as well as the SEC action, will have a material adverse effect on the Company's financial condition and results of operation.

      The Company is pursuing settlement negotiations with the SEC and Mr. Crowley to reach a resolution with the SEC as well as Mr. Crowley.

      Additionally, the Company is, from time to time, subject to legal proceedings and claims arising from the ordinary conduct of its business operations, including litigation related to personal injury claims, customer contract matters, and employment claims. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts accrued or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operation of the Company.

                             SPEAR & JACKSON, INC.

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 11 - SUBSEQUENT EVENTS


On July 22, 2004, the Company received a preliminary offer to purchase the Company's principal corporate subsidiaries, Spear & Jackson plc and Bowers Group plc, from the Company's subsidiary management, including William Fletcher, the Company's Chief Financial Officer, a director and acting CEO and Chief Operating Officer. The proposed purchase (based on current exchange rates), which is for acquisition of the issued share capital of these subsidiaries, contemplates a cash purchase amount of approximately $26,000,000, with the Company retaining existing cash and non-subsidiary real estate assets currently estimated to be approximately $5,000,000. The proposal also contemplates forgiveness of existing inter-company receivables due from the parent.

The offer is based on various assumptions including that the subsidiaries will be free of third party net debt and satisfactory resolution of certain pension issues as a result of changing pension legislation in the United Kingdom. The purchase price is based on minimum net assets of the subsidiaries of approximately $12,161,700 (based on current exchange rates) and subject to downward adjustment on the basis of the prospective purchaser's evaluation of the impact of such pension legislation.

The Company will engage the services of an investment banking firm or similar organizations to assist in evaluating this proposal, as well as to consider any other proposals relevant to the Company and its subsidiaries. The Company will also require the evaluation and approval of its court-appointed Corporate Monitor as part of the approval process.

NOTE 12 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On March 8, 2004 the Company filed form 10-QSB (Amendment 1) relating to the period ended June 30, 2003. Explained in detail, below, are the adjustments made to the Company's original Form 10-QSB for the period ended June 30, 2003 which was filed on August 5, 2003. In summary, the principal correcting item referred to the revision of the presentation, under SFAS 87, of the Company's defined benefit pension plan. This revision followed the identification by the Plan's actuaries of a material error in their calculations supporting the SFAS 87 disclosure used in the Company's financial statements for the year ended September 30, 2002, as included in Form 10-KSB/A (Amendment 1) filed on May 28, 2003.

The Company's original form 10-KSB for the year ended September 30, 2002 was filed on January 13, 2003 and was amended following recommendations by the SEC that the purchase of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc. be presented as a reverse takeover and not as an acquisition by Megapro Tools, Inc. of the two other entities.

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

Amendments made herewith to form 10-QSB, as filed on August 5, 2003, for the three and nine month periods ended June 30, 2003 and June 30, 2002 in respect of the above adjustments, specifically comprise the following:


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

      At September 30, 2002, item (a) impacted the previously reported figure for Selling, General and Administrative (SG&A) expenses, and also the tax charge for the year. Item (b) resulted in the previously disclosed pension asset of $14,962 being presented as a pension liability of $20,442 with corresponding debit entries being made to deferred taxation of $10,621 and to the "Other Comprehensive Income (Loss)" caption within shareholders' equity of $24,343. The 2001 ABO pension adjustments, item (c), were reflected in the consolidated statement of changes in shareholders' equity for the year ended September 30, 2001. They also affected the SFAS 87 charges for 2002 and subsequent years.

      These adjustments also impact on the previously submitted financial statements for the three and nine months ended June 30, 2003 as follows. Item (a) reduced the figure for retained profits brought forward at October 1, 2002, as originally stated, by $440 with $628 being credited to the brought forward pension liability and $188 being debited to the deferred tax asset at October 1, 2002. Items (b) and (c) resulted in the previously disclosed pension asset of $18,202 being presented as a pension liability of $19,370 with corresponding debit entries being made to deferred taxation of $11,084 and to the "Other Comprehensive Income
      (Loss)" caption within shareholders' equity of $25,860.

2. The fair value of the consideration for the deemed acquisition of Megapro Tools, Inc. was revised. This resulted in goodwill of $1,138 being recognized which was then written off following a goodwill impairment review. With regard to the financial statements for the nine months ended June 30, 2003, retained profits brought forward at October 1, 2002 were correspondingly reduced by this amount.


3. Sales rebates totaling $906 in the three months ended June 30, 2003 and $800 in the three months ended June 30, 2002, and rebates of $2,635 in the nine months ended June 30, 2003 and $2,258 in the nine months ended June 30, 2002, which were previously presented as a component of SG&A expense, have been reanalyzed and are now shown as a reduction to sales.

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

In addition to the above, following the disposal of the Company's Megapro screwdriver division in September 2003, the results of that business were re-classified as discontinued operations in the Company's Consolidated

Statement of Operations for the year ended September 30, 2003. The Consolidated Statements of Operations for the quarters ended December 31, 2002, March 31,
2003 and June 30, 2003 have also been revised to incorporate a similar re-classification of operations. The following tables present the Consolidated Statements of Operations for the three and nine months ended June 30, 2003 as previously reported and as restated. The financial information is presented in thousands, except for per share data.

                             SPEAR & JACKSON, INC.

                          (IN THOUSANDS EXCEPT SHARES)


NOTE 12 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - CONTINUED

SPEAR & JACKSON, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                           JUNE 30, 2003
                                                                 ------------------------------------------------------------------
                                                                 AS PREVIOUSLY      AS RESTATED      DISCONTINUED    AS RESTATED
                                                                   REPORTED      BEFORE DISCLOSURE    OPERATIONS   AFTER DISCLOSURE
                                                                                  OF DISCONTINUED                  OF DISCONTINUED
                                                                                     OPERATIONS                       OPERATIONS
                                                                 ------------------------------------------------------------------
Net sales                                                        $     25,956     $     25,050     $       (263)    $     24,787
Cost of goods sold                                                     16,886           16,886             (152)          16,734
                                                                 ---------------------------------------------------------------
Gross profit                                                            9,070            8,164             (111)           8,053

Operating costs and expenses:
Selling, general and administrative expenses                            6,280            5,374              (96)           5,278
                                                                 ---------------------------------------------------------------
Operating income (loss) from continuing operations                      2,790            2,790              (15)           2,775

Other income (expense)
Royalty Income                                                              2                2               --                2
Rental income                                                              38               38               --               38
Interest and bank charges (net)                                           (72)             (72)               3              (69)
                                                                 ---------------------------------------------------------------

Income (loss) from continuing operations before taxation                2,758            2,758              (12)           2,746
Provision for income taxes                                               (832)            (832)              --             (832)
                                                                 ---------------------------------------------------------------
Income (loss) from continuing operations                                1,926            1,926              (12)           1,914
                                                                 ---------------------------------------------------------------
Discontinued operations:
       Income from operations of Megapro screwdriver division              --               --               12               12
                                                                 ---------------------------------------------------------------
Income from discontinued operations                                        --               --               12               12
                                                                 ---------------------------------------------------------------
Net income                                                       $      1,926     $      1,926     $         --     $      1,926
                                                                 ===============================================================
Basic and diluted earnings per share:

From continuing operations                                       $       0.16     $       0.16     $       0.00     $       0.16
From discontinued operations                                             0.00             0.00             0.00             0.00
                                                                 ---------------------------------------------------------------
Total                                                            $       0.16     $       0.16     $       0.00     $       0.16
                                                                 ===============================================================

Weighted average shares outstanding                                12,011,122       12,011,122       12,011,122       12,011,122
                                                                 ===============================================================

                             SPEAR & JACKSON, INC.

                          (IN THOUSANDS EXCEPT SHARES)


NOTE 12 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - CONTINUED

SPEAR & JACKSON, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                   FOR THE NINE MONTHS ENDED
                                                                                          JUNE 30, 2003
                                                                 ------------------------------------------------------------------
                                                                 AS PREVIOUSLY      AS RESTATED      DISCONTINUED    AS RESTATED
                                                                   REPORTED      BEFORE DISCLOSURE    OPERATIONS   AFTER DISCLOSURE
                                                                                  OF DISCONTINUED                  OF DISCONTINUED
                                                                                     OPERATIONS                       OPERATIONS
                                                                 ------------------------------------------------------------------
Net sales                                                        $     75,507     $     72,872     $       (869)    $     72,003
Cost of goods sold                                                     49,370           49,370             (546)          48,824
                                                                 ---------------------------------------------------------------
Gross profit                                                           26,137           23,502             (323)          23,179

Operating costs and expenses:
Selling, general and administrative expenses                           19,713           17,078             (262)          16,816
                                                                 ---------------------------------------------------------------
Operating income (loss) from continuing operations                      6,424            6,424              (61)           6,363

Other income (expense)
Royalties (net)                                                            14               14               --               14
Rental income                                                             108              108               --              108
Interest and bank charges (net)                                          (174)            (174)              16             (158)
                                                                 ---------------------------------------------------------------

Income (loss) from continuing operations before taxation                6,372            6,372              (45)           6,327
Provision for income taxes                                             (1,791)          (1,791)              --           (1,791)
                                                                 ---------------------------------------------------------------

Income (loss) from continuing operations                                4,581            4,581              (45)           4,536
                                                                 ---------------------------------------------------------------
Discontinued operations:
       Income from operations of Megapro screwdriver division              --               --               45               45
                                                                 ---------------------------------------------------------------
Income from discontinued operations                                        --               --               45               45
                                                                 ---------------------------------------------------------------

Net income                                                       $      4,581     $      4,581     $         --     $      4,581
                                                                 ===============================================================
Basic and diluted earnings per share:

From continuing operations                                       $       0.38     $       0.38     ($      0.00)    $       0.38
From discontinued operations                                             0.00             0.00             0.00             0.00
                                                                 ---------------------------------------------------------------
                                                                 $       0.38     $       0.38     $       0.00     $       0.38
                                                                 ===============================================================

Weighted average shares outstanding                                12,011,122       12,011,122       12,011,122       12,011,122
                                                                 ===============================================================

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following information should be read in conjunction with the consolidated financial statements and notes thereto and other information set forth in this report.

Forward Looking Statements

This report (including the information in this discussion) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations, and are being made pursuant to the safe harbor provisions and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Terminology such as "may", "will", "should", "believes", "estimates", "plans", "expects", "attempts", "intends", "anticipates", "could", "potential" or "continue", the negative of such terms, or other comparable terminology, are intended to identify forward-looking statements. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations. Factors that could cause actual results to differ from expectations include, without limitation:

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

-     no material breach of security of any of the Company's systems;
-     the ability of the Company to control manufacturing and operating costs;
- continued availability of financing, and financial resources on the terms required to support the Company's future business strategies; and
- the outcome of pending and future litigation and governmental or regulatory proceedings.
-     the potential acquisition of the Company or its principal assets.

In evaluating any forward-looking statements, you should consider various risk factors, including those summarized above, and, those described in the other sections of this report, in the other reports the Company files with the SEC and in the Company's press releases. Such factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update the statements, or disclose any difference between its actual results and those reflected in the statements. With respect to all such forward-looking statements, the Company seeks the protection afforded by the Private Securities Litigation Reform Act of 1995.

CORPORATE ORGANIZATION

Overview

We currently conduct our business operations through our wholly owned subsidiaries, Spear & Jackson plc and Bowers Group plc, and, until September 30, 2003 Mega Tools Ltd and Mega Tools USA, Inc. A brief summary of our corporate organizational history is as follows:

Incorporation of Megapro Tools, Inc.

The Company was incorporated under the name Megapro Tools, Inc., on December 17, 1998 under the laws of the State of Nevada. The Company was inactive until the acquisition of Mega Tools Ltd. and Mega Tools USA, Inc., by means of a reverse acquisition, on September 30, 1999.

Incorporation of Mega Tools Ltd and Mega Tools USA, Inc.

Mega Tools Ltd was incorporated in British Columbia, Canada, on January 7, 1994. Mega Tools USA, Inc. was incorporated under the laws of the State of Washington on April 18, 1994. Prior to the acquisition by Megapro Tools, Inc., Mega Tools USA, Inc. was operated as a subsidiary of Mega Tools Ltd.

The Acquisition of Mega Tools Ltd and Mega Tools USA, Inc. by Megapro Tools Inc.

On September 30, 1999 Mega Tools Ltd was acquired from Mrs. Maria Morgan, Envision Worldwide Products Ltd, Mr. Robert Jeffrey, Mr. Lex Hoos and Mr. Eric Paakspuu in exchange for the issue of 6,200,000 restricted shares in the common stock of Megapro Tools, Inc. These shares were valued at $275 for accounting purposes, representing the total paid-in-capital of the Mega Tools Ltd shares acquired. Mega Tools USA, Inc. was acquired from Mega Tools Ltd in exchange for the payment of $340,000 which was satisfied by the issuance of a promissory note to Mega Tools Ltd.

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

The Acquisition of Spear & Jackson plc and Bowers Group plc by Megapro Tools,
Inc.

On August 23, 2002, USI Mayfair Limited, a corporation organized under the laws of England and a wholly-owned subsidiary of USI Global Corp., Megapro Tools, Inc. and S and J Acquisitions Corp. (a company incorporated on August 22, 2002 under the laws of the State of Florida and a wholly owned subsidiary of Megapro Tools, Inc.) executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Spear & Jackson plc and its affiliate, Bowers Group plc, owned by USI Mayfair Limited. The purchase price comprised 3,543,281 shares of common stock of Megapro and promissory notes in the principal amount of (pound)150,000 pounds sterling (approximately $235,000) ("the Transaction"). The Transaction closed on September 6, 2002.

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

In connection with the closing of the Transaction, certain principal shareholders of Megapro, including Envision Worldwide Products, Ltd, Neil Morgan and Maria Morgan contributed an aggregate of 4,742,820 shares of their common stock of Megapro to the capital of Megapro, and agreed to a two year lock-up with respect to their remaining 192,480 shares of common stock of Megapro. The stockholders did not receive any consideration in connection with their contribution of shares. As a result of the closing of the Transaction and the Private Placement, and upon the effectuation of all post closing matters, Megapro had 12,011,122 shares of common stock outstanding, 6,005,561 shares of which were beneficially owned by PNC. The shares issued to PNC are subject to the terms of a Stockholder's Agreement and a Registration Rights Agreement.

In the Stockholders' Agreement dated as of September 6, 2002 by and among Megapro Tools, Inc., USI Mayfair Limited, PNC and Crowley (the "Stockholders' Agreement"), USI Mayfair Limited, PNC and Crowley (the "Stockholders") agreed that, other than certain "unrestricted transfers", they would not transfer any Company securities for two years beginning on September 6, 2002. On September 6, 2002, under an unrestricted transfer relating to the transfer of stock from a permitted affiliate, USI Mayfair Limited transferred all of the Company securities owned by it along with all of its rights under the Stockholders' Agreement to USI Global Corp.

Since the date of the Transaction, the Company has not issued any shares of its stock except under a limited number of options and has not engaged in any financing using its stock.

Change of Name to Spear & Jackson, Inc.

On October 1, 2002, the Board of Directors unanimously executed a written consent authorizing and recommending that the stockholders approve a proposal to change the name of the Company to Spear & Jackson, Inc. On October 2, 2002, Company stockholders holding a majority of the voting power of the Company executed a written consent authorizing and approving the proposal to effect the name change.

The Board believed that the new name, Spear & Jackson, Inc., would reflect the change in business and would promote public recognition and more accurately reflect the Company's intended business focus.

On November 7, 2002, the name of the Company was changed from Megapro Tools, Inc. to Spear & Jackson, Inc. through the filing of a Certificate of Amendment to the Company's Articles of Incorporation with the Secretary of State of the State of Nevada.

Exit From Screwdriver Operations

With effect from September 30, 2003 the Company exited its screwdriver operations following the disposition of the trade and assets of Mega Tools Ltd and Mega Tools USA, Inc. The disposition of the screwdriver division was undertaken by Neil Morgan who was then heading up the division.

The disposition followed a strategic review of the screwdriver division by the then directors of Spear & Jackson, Inc., from which it was determined that the screwdriver division was no longer a core activity. The Company believes that no specific authorization was afforded to Mr. Morgan to undertake that disposition and, following review of the terms and circumstances of the purported sale, it is the intention of the Company to pursue claims against Mr. Morgan and the transferee.

The disposition proceeds were in the form of $284,000 of loan notes and other receivables and the discharge of a loan of $100,000 owed by the Company to the managing director of the screwdriver division.

Summary of Principal Operations

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

Until the disposition of the screwdriver division in September 2003, the Company also manufactured and sold a range of patented multi-bit screwdrivers under the "Megapro" brand name.

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

The Company's principal manufacturing sites can be summarized as:

       Name/Location                                                 Products Manufactured

A      UK

a)     Neill Tools Atlas Site, Sheffield                             Hand Tools

b)     Spear & Jackson Garden Products Wednesbury, West Midlands     Garden Tools

c)     Robert Sorby, Sheffield                                       Wood Turning Tools

d)     Eclipse Magnetics Vulcan Road, Sheffield                      Magnetic Products

e)     Bowers Metrology, Bradford                                    Precision Measuring Tools

f)     Coventry Gauge, Poole                                         Precision Measuring Tools

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

(e) Consideration and implementation of initiatives to increase our US penetration.

The Company offers a comprehensive range of tools and equipment ranging from hacksaw blades to pliers, from secateurs to digging forks and from a simple magnet to a computer controlled materials handling system.

The Company's policy is to support its core product offering with a pipeline of new products and range extensions. In the period from April 1, 2004 to June 30, 2004 new product range launches and other significant product related business developments have included:

Neill Tools witnessed advances in the following areas :

o Following the success of the `Predator' woodsaw earlier in the year, the range was extended with the introduction of other saws under the `Predator' name.

o Significant listings were secured with two major building merchants for woodsaws and contractors' tools for deliveries beginning in September 2004.

Eclipse Magnetics continued to develop and grow its "Specials Division". These bespoke designed solutions represent a significant opportunity since they are highly specialized and, as such, are not subject to threat from cheap foreign imports.

The previously launched Metrology `SmartPlug' range of gauges was expanded in the third quarter with the introduction of additional options and accessories. Sales penetration is now being gained in the general automotive market and with Formula 1 racing teams.

Spear & Jackson France successfully launched a new range of brass garden ornaments and brushes together with extensions to its existing garden tools ranges.

Robert Sorby continued its drive into North America and was successful in obtaining its largest ever single order from a US customer of $400k.

In Australia our new Managing Director continues to consolidate the Company following recent management changes, with emphasis on the promotion of the Spear & Jackson brand and the increased sale of more product sourced from the UK.

Spear & Jackson (Australia) tendered for and retained the account of its largest customer with forecast sales of approximately $5.5 million per annum. Spear & Jackson (New Zealand) was successful in securing a major new customer in the third quarter from which annual sales of up to $0.7 million are anticipated in the forthcoming year.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions.

Management's Discussion and Analysis or Plan of Operation in the Company's 10-KSB filing for the year ended September 30, 2003 included a detailed discussion which addressed our most critical accounting policies. The quarterly financial statements for the period ended June 30, 2004, attached hereto, should therefore be read in conjunction with that discussion.

These policies are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our most critical accounting policies are those relating to revenue recognition, foreign exchange risk, inventory valuation and accounting for income taxes.

With regard to the accounting for income taxes, we are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate and for all discrete reportable income streams within those jurisdictions. This process requires a calculation of taxes payable and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet.

In accordance with the provisions of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), deferred taxes are recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our income statement. Historically, these provisions have adequately provided for our actual income tax liabilities. However, unexpected or significant future changes in trends could result in a material impact to future statements of income and cash flows.

Spear & Jackson, Inc. has approximately twenty income streams within its subsidiary companies for which individual income tax computations are required. Certain of these income streams have Net Operating Losses brought forward from earlier periods that are available for set off against current period earnings arising within those streams. Aggregating these individual income tax calculations derives the income tax charge or credit that appears in the Company's consolidated quarterly and annual financial statements.

Because of the streamed approach applied to the Company's earnings for the purpose of calculating its overall taxation liability, significant movements in the Company's effective rate of income tax can arise despite consolidated pre tax earnings remaining constant between one reporting period and the next. Factors giving rise to such fluctuations include:

(a) Periodic variations in the geographical location of earnings. For example, losses incurred in any of our UK subsidiaries in a period may be set off against profits arising in other UK entities in the same period. Where individual UK profit streams are in excess of UK losses, all the losses can be absorbed. If the UK taxable losses exceed UK taxable profits the excess losses cannot, however, be surrendered to non UK companies. A situation may therefore arise whereby a reduction in the level of profitability of our UK subsidiaries from one reporting period to the next could be matched by an increase in earnings in, say, our French affiliate. Although the overall total of consolidated pre tax earnings in the two periods remains unaltered, a higher effective tax charge may result as a consequence of excess UK tax losses arising in the second period which cannot be offset against the French earnings. The French earnings thus remain unsheltered and attract taxation at the local statutory rate. The excess UK losses may not give rise to a taxation credit if a carry forward of the losses as a deferred tax asset cannot be justified through doubts concerning their ultimate utilization against future profits and a higher period two tax charge will follow.

(b) Variations in the amount of expenses not allowed to be treated as a deduction for income tax purposes. The level of such permanently disallowable items can vary substantially period to period as a result, for example, of the incidence of substantial one-off legal and professional fees incurred on non-trading items.

(c) Higher or lower levels of profit arising in entities having the benefit of NOLs which have not been capitalised as a deferred tax asset because of doubts concerning their short term realization against future profits.

(d) Fluctuations in the level of losses incurred in consistently loss making subsidiaries which already have significant NOLs against which valuation allowances have been previously made.

The interaction of these factors can cause our effective tax rate to vary significantly. Because of the complex interrelationships involved and variances between actual and budgeted earnings on both a consolidated and an individual income stream basis, the impact of these items on the Company's overall taxation rate cannot always be accurately forecast for future periods.

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

OVERVIEW

Overall, the results for the quarter ending June 30, 2004 followed the trends established in the previous three months and operating profitability shows a decrease when compared to the results for the equivalent period last year. The Company's management believes, however, that conditions are showing signs of improvement in certain sectors of our markets. Garden tools sales in the UK improved in line with the better weather. Export sales increased despite the weak dollar as customers were unable to further postpone purchasing in anticipation of a strengthening of the dollar.

Sales revenues for the quarter ended June 30, 2004 increased by approximately $1.6 million over the comparable period in the previous year. This gain was primarily attributable to favorable currency exchange fluctuations in the current year although improvements in sales volumes were recorded in both the Neill Tools and Robert Sorby divisions.

In general sales volumes were again adversely affected by the continued impact of the loss, in late 2003, of a major Australian customer, the negative impact in certain export markets of the weak US dollar, soft domestic demand and lack of optimism in the capital goods manufacturing sector.

With regard to overhead expenditure, the additional costs associated with the set up of the enhanced UK and US sales infrastructure have, disappointedly, not yet resulted in the anticipated sales increases that had been forecast. The position has been further exacerbated by continuing UK distribution cost overruns.

In addition, corporate head office costs in the US have significantly increased as a result of the legal and professional fees, monitor costs and associated expenses incurred in connection with the U.S. Securities and Exchange Commission's suit against the Company and its former Chief Executive Officer. Head office salary costs have fallen as a result of the removal of the Company's former CEO but this reduction has not been sufficient to absorb the increases in legal fees in the period.

Following the trend highlighted in our overview for the quarter ended March 31, 2004, margins were again diluted by increases in prices for our principal raw materials of steel, plastic, cobalt and nickel. Margins have further been depressed by a shift in sales which has seen a movement towards lower contribution factored product in preference to own manufacture items.

The above margin erosions in conjunction with the increased SG&A expenses have accordingly resulted in an operating loss of $19,000 for the period ended June 30, 2004 compared to a profit of approximately $2.77 million for the same period last year.

The Company is addressing the decrease in operating profitability by the launch of new products to re-establish our competitive edge over cheap imports. An extended woodsaw range has already been introduced to the market and the launch of a range of powered garden tools is planned for later in the year. Additionally, the Company anticipates that it will continue to buy in finished and semi finished components as a cost efficient alternative to own manufacture. During the quarter ended June 30, 2004, we reduced overhead costs in the trading units without compromising quality of service or diminishing our presence in the market place. The Company intends to continue exploring initiatives to reduce its manufacturing base costs, both in respect of raw materials and processes, in order to minimize margin erosion.

The results of operations discussed below compare the quarter ended June 30, 2004 and the nine month period ended on that date with the three and nine month periods ended June 30, 2003. As explained in note 4 to the financial statements included in this report, the acquisition of Spear & Jackson plc and Bowers Group plc ("S&J") by Megapro Tools, Inc. (now Spear & Jackson, Inc.) has been accounted for as a reverse acquisition. Accordingly, in the financial statements, S&J is the operating entity for financial reporting purposes and the financial statements for all periods represent S&J's financial position and results of operations. The operating results and net assets of Megapro Tools, Inc. and its subsidiary companies are included in the consolidated financial statements from September 6, 2002, the date of its deemed acquisition until September 30, 2003, the effective date of the disposition of the Megapro screwdriver division.

The disposition of the Megapro companies followed a review of the screwdriver division by the directors of Spear & Jackson, Inc. from which it was determined that the screwdriver division was not a core activity. As a result of the sale, the Megapro business was disclosed in the consolidated financial statements for the years ended September 30, 2003 and September 30, 2002 as a discontinued operation. The Consolidated Statement of Operations for the three and nine months ended June 30, 2003 included within the attached financial statements accordingly adopt this presentation.

The disposition of the screwdriver division was undertaken by Neil Morgan, who was then heading up the division, to a separate group, which included Mr. Morgan, and in exchange for which the Company received promissory notes and other receivables from management of $284,000 as well as discharge of a loan in the amount of approximately $100,000 owed by the Company to Neil Morgan. The assets disposed of had a net book value of approximately $384,000.

The Company believes that no specific authorization was afforded to the Company's management at the time of the disposition to formally dispose of the Company's screwdriver division assets pending approval by the Board of Directors of the Company. The Company's current management has reviewed the terms of the transaction, as well as evaluating the receivable and the assets purportedly conveyed, to consider its course of action in this matter and whether it will require adjustment of the consideration received in addition to the $97,000 already provided as potentially irrecoverable in the Company's financial statements for the year ended September 30, 2003. The Company's evaluation of the circumstances of the disposition and the potential claims against Mr. Morgan and the transferee was already underway at the time that the SEC proceedings commenced in April 2004.

The Company plans to challenge the manner in which the screwdriver division was disposed of by Mr. Morgan and expects to commence a legal action against Mr. Morgan and the third party purchaser of the assets of the division.

RESULTS OF OPERATIONS

Sales revenues increased by $4.8 million from $72 million in the nine months ended June 30, 2003 to $76.8 million for the nine months period ended June 30, 2004. Sales of $26.4 million for the quarter ended June 30, 2004 were $1.6 million higher than sales of $24.8 million recorded for the comparable period last year.

The net increase in revenues for both the nine months and three months ended June 30, 2004 is analyzed as follows:

                                                           Nine Months             Quarter
                                                           ended                   ended
                                                           June 30                 June 30
                                                           2004                    2004
                                                 Note      $m                      $m

Effect of exchange rate movements                (a)       10.8                     3.1

Sales volumes decreases                          (b)       (5.6)                   (1.3)

Increased rebates                                (c)       (0.4)                   (0.2)
                                                           -----                   -----
                                                            4.8                     1.6
                                                           =====                   =====

Analysed by principal business segment the net revenue increase is as follows:-

                                                        Nine Months ended          Quarter ended
                                                        June 30, 2004              June 30, 2004
                                          Note          $m                         $m
a) Hand and garden tools

    Effect of exchange rate               (a)           8.8                        2.4
    movements
    Sales volume decreases                (b)           (5.4)                      (1.3)
    Rebates                               (c)           (0.4)                      (0.2)
                                                        -----                      -----
                                                         2.8                        0.9
                                                         ---                       -----
b)  Metrology tools

    Effect of exchange rate               (a)           1.2                        0.4
                                                        ---                        ---
    movements

c)  Magnetic products

    Effect of exchange rate               (a)           0.8                        0.3
    movements
    Sales volume decreases                (b)           (0.2)                        -
                                                        ----                       ---
                                                         0.6                        0.3
                                                         ---                       -----

Notes:

(a) The functional currency of the majority of the group's revenues is sterling and the variation in the US$/(pound) cross rate in the three and nine month periods ending June 30, 2004 compared to the comparable periods last year has had a significant impact on the US dollar value of the group's sales. The average cross rates in the periods under review can be summarized as:

                                     Average Cross Rates

                              2004             2003             % Movement

9 months ended June 30        1.786            1.597            +11.8%

3 months ended June 30        1.8050           1.614            +11.8%

(b) Business conditions in most of our end markets remained challenging as a result of depressed demand, the intense competition from competing suppliers in a number of our product ranges and the weak US dollar. Additionally, although the Company strategy to aggressively promote our product continues, increased expenditure in the current year on expanding and strengthening the sales and marketing infrastructure, while now showing an improvement in the level of sales, is still not sufficient to fully absorb the increase in overhead on the previous year.

       Within the hand and garden products segment, despite difficult trading conditions both the Neill Tools and Robert Sorby divisions showed aggregate sales volume increases for both the quarter ($1.6million) and nine months ($1.8million) ended June 30 2004 compared to the comparable periods last year. Furthermore, the Neill Tools 2004 sales volume increase is all the more creditable given that the prior year sales for this division included $2.8 million of sales in the nine months ended June 30, 2003 and $0.1 million in the quarter ended on that date which were made to a major UK wholesaler, Toolbank, with whom the company ceased to trade in April 2003.

       However, the sales volume increases achieved in Neill Tools and Robert Sorby were exceeded by sales volume decreases in the hand and garden product's French division ($0.2 million in the quarter ended June 30, 2004 and 0.3 million in the nine months ended on that date) and, in particular, in Australia and New Zealand (a $2.8 million shortfall in quarter 3, 2004 and a $7.0 million fall for 2004 year to date). The Australian sales shortfall in 2004 compared to 2003 is primarily attributable to the loss of a major customer to whom significant sales were made in the first three-quarters of 2003.

       Similar market pressures were prevalent in the metrology and magnetic products segments but volumes were largely maintained with only the magnetics division sustaining a marginal sales volume shortfall of $0.2 million in the nine months ended June 30, 2004.

(c) The level of rebates has increased in 2004 as a result of increased sales and changes in customer profile within the Neill Tools division together with the benefits experienced in 2003 which accrued from certain customers not triggering higher rebate levels.

       Sales rebates charged in the nine months ended June 30, 2004 amounted to $3.1 million and $1.1 million of rebates were expensed in the quarter ending on that date. Assuming similar sales volumes and customer mix, the Company anticipates that this level of rebate will be maintained in future periods.

Gross profit has increased in absolute terms in the nine months ended June 30, 2004 and shows a marginal decrease in the quarter in comparison to the amounts generated in the equivalent prior year periods. The gross margin percentages have declined in both the quarter and the nine months ended June 30, 2004 when compared to the same periods in the prior year. This reflects the adverse impact caused by the weak US dollar, increases in certain raw material prices which we have been unable to pass on to our customers and increases in certain utility costs which form a key part of our manufacturing processes. The upward pressure on steel prices caused by strong demand from China shows no signs of easing and is likely, therefore, to remain an adverse influence on our margins in the short term.

In conjunction with the erosion of gross margins, overhead costs incurred in the quarter and the nine months ended June 30, 2004 have increased when compared to the overhead expenses charged in the three and nine months ended June 30, 2003. Reasons for these increases include significant movements in the US dollar/sterling exchange cross rate, additional head office costs relating to legal and other professional fees, higher sales and distribution costs associated with the Company's new direct trading route. In addition, certain one-time savings experienced in 2003 have not been repeated in 2004. These include such items as:-

                                                               Nine Months    Three Months
                                                               ended          ended
                                                               June 30, 2004  June 30, 2004
                                                               $m             $m

i)     Credits arising through settlement of                   0.6               0.3
       senior and other employees' severance
       liabilities in the period ended June 30,
       2003 for amounts less than anticipated

ii)    Exceptional bad debt recoveries in                      0.1                 -
       Q1 2002/3

iii)   One time car leasing credits                            0.2                 -

iv)    Settlement of tax disputes at amounts                   0.2               0.2
                                                               ---               ---
       less than anticipated                                   1.1               0.5
                                                               ===               ===

The Company anticipates that the level of overheads incurred in the nine months ended June 30, 2004 will be maintained in the short term. Various initiatives are, however, being considered to reduce the levels of sales and distribution costs in future periods. Additionally, on the assumption of a prompt settlement of the Company's SEC and other related litigation, decreases in administration costs should follow in future periods as a result of decreases in legal and professional costs.

As a result of the combined effects of diluted margins and increased overhead costs, operating income in the quarter ended June 30, 2004 has fallen to a loss of $(0.02) million from the $2.8 million operating income recognized in the three months to June 30, 2003. Similarly, operating income for the nine months ended June 30, 2004 has fallen to $0.8 million, a decrease of $5.6 million when compared to the operating income earned in the comparable period for 2003.

The Company's management has implemented a number of initiatives to improve profitability and further strategies are being considered. Emphasis will continue to be placed on biasing our sales mix towards higher margin products, restructuring of the UK manufacturing cost base, reducing warehouse and distribution costs in the UK and the augmentation of the Company's sales and marketing functions to ensure the Company derives maximum advantage from the new UK direct trading route.

As previously reported, a new managing director has been appointed to lead our Australasian operations. His initial responsibility has been to regain market share through increased sales to the existing customer base and the establishment of new customer contacts so that the adverse effect on sales revenues of the loss of a major customer can be mitigated as far as possible. Sound trading relationships with certain major customers have been re-established with the intention that sales opportunities can be maximized going forward. A significant new customer has been secured in New Zealand and the Australian division's largest customer has been retained following a successful tender process. Sales orders valued at approximately $1 million have been achieved for special Fathers Day promotions in Australia and it is now anticipated that the Australasian companies will generate a profit in the forthcoming quarter after incurring a succession of losses in the first nine months of the year.

These restructuring costs and other initiatives, together with continued investment in new capital equipment in the UK, are anticipated to achieve improved efficiencies and reduced labor costs with corresponding improvements in the ongoing profitability of the Company.

In addition to the above reorganization programs, the Company has also invested significantly in the acquisition of land and buildings in the UK and US in the nine months ended June 30, 2004. In October 2003, we acquired, for $3.2 million, the land and buildings occupied by our garden tools division in Wednesbury, England. This will secure operations there and will enable us to plan future UK garden tool strategies with more certainty.

In March 2004, we purchased through our wholly-owned subsidiary S&J Acquisitions, Corp. warehouse premises in Boca Raton, Florida for $3.3 million (including preliminary fit out costs). Following the removal of the Company's former CEO, the current board, in consultation with the Corporate Monitor has performed a detailed review of its US sales and distribution strategy. As a result, the original initiative of setting up a central distribution unit in Florida for the company's North American sales operations has been deferred. The warehouse has been placed for sale and is accordingly presented as an asset held for resale in the Company's consolidated balance sheet. The directors do not anticipate that the sale will result in any significant loss to the Company and the sales proceeds derived from the sale will be available for investment in alternative US sales strategies.

The operating performance of the Company is dealt with in more detail in the discussion below.

SEGMENT REVIEW OF SALES REVENUES

We aim to maintain and develop the revenues of our businesses through the launch of new products, the enhancement of existing items and the continued marketing of these companies' brands in order to retain and gain market share.

Sales and revenue details on a segment basis are as follows:

Neill Tools

Sales for the quarter ending June 30, 2004 of $12.9 million showed an improvement of $2.3 million over last year's revenues of $10.6 million. This increase was attributable to favorable exchange movements of $1.3 million and increased volumes of $1.3 million, offset by an increase in sales rebates of $0.3 million. For the nine months ended June 30, 2004 sales of $34.2 million showed an increase of $4.3 million from last year's sales of $30 million. This is attributable to favorable exchange movements of $3.6 million and volume increases of $1.4 million less increased sales rebates of $0.7 million.

Sales improvements in the quarter were partly attributable to the successful launch of new products in the woodsaws, builders' tools, power tools and leather and hand tools lines.

The cold, wet spring weather which had suppressed the demand for garden tools in the UK market in the previous quarter, gave way to improved weather conditions which greatly enhances sales of garden products.

While the weakening dollar still continues to have a detrimental effect on sales into certain export markets which are linked to the dollar, margins have been reduced in some areas in order to achieve substantial fixed volume orders. In the Middle East we saw increased orders for metal cutting blades due to one of our major competitors in the market experiencing some financial difficulties.

Similarly the large construction programs in Dubai and the rebuildling projects following the recent conflicts in the area have also increased demand.

The Company continues to invest in new product development, improved overseas distribution, and the marketing of group product through our overseas subsidiaries.

The "Predator" woodsaw range was further enhanced in the quarter, exceeding all expectations. The woodsaws department is now operating twenty-four hours per day to meet demand and investment in new plant will be undertaken in the forthcoming quarter to ensure that this level of output can be sustained.

The division has successfully secured business with two major UK builders' merchants for woodsaws and contractors tools for deliveries in September and onwards.

As previously mentioned recovery plans and a strategic plan to reduce the cost of manufacturing and distribution are well under way in order to improve the division's profitability.

Eclipse Magnetics

Revenues for the quarter showed only a marginal increase over last year's figures (2004 $2.3 million, 2003 $2.1 million) with favorable exchange movements of $0.2 million and a flat volume movement. Likewise, for the 9 months ended June 30, 2004, revenues showed a marginal $0.6 million increase (2004 $6.9 million, 2003 $6.3 million) with favorable exchange movements of $0.8 million offset by decreased trading volume of $0.2 million.

The standard low technology area of the business continues to be eroded by good quality imports from our competitors in China and the Far East as previously reported. This is directly impacting on our distribution and industrial markets,

The higher added value area of our business continues to flourish, however, showing a third quarter 16% sales volume growth over the same quarter the prior year.

There has been an encouraging improvement in export markets in the last quarter with a listing in a major European catalogue having been secured.

Eclipse has witnessed a 60% increase in the raw material prices of nickel and cobalt, two major alloys used in magnet manufacturing, which has resulted in margin erosion, especially in the last quarter. Restructuring plans are being implemented to minimize the effect of such increases on the overall profitability of the division. Overhead costs have therefore increased reflecting these ongoing restructuring charges but the Company expects that cost savings will be derived next year as the benefits of these initiatives follow through.

The main challenges to the business remain the retention of our low technology business with its high quality brand image and to continue to develop the "added value" side of our business with its higher margin sales.

Robert Sorby

Revenues for the third quarter were $0.4 million higher than last year (2004 $1.3 million, 2003 $0.9 million), attributable to volume growth of $0.3 million and favorable exchange movements of $0.1 million. For the nine months ended June 30, 2004 revenues increased by $0.8 million from $3.1 million to $3.9 million with the division benefiting from favorable exchange movements of $0.4 million and volume growth of $0.4 million.

The third quarter proved another very strong period for Robert Sorby with sales orders and margins running ahead of budget. Despite the weak dollar, sales into North America were particularly strong with one of our major customers placing a large promotional order. This strong overseas sales performance has been able to compensate for a flat UK market where demand has been depressed.

In the soft UK market, the main thrust has continued to be the promotion of lathes, lathe chisels and lathe chucks where we have an increasingly strong position. The introduction of the new DVR lathe in the first quarter impacted very strongly on subsequent periods' results and we anticipate that this trend will continue despite a generally weak market.

This introduction was supported by heavy promotional activity including consumer advertising, consumer literature and in-store demonstrations. Other product sales have flowed through as a consequence of this activity.

As with the other divisions, Robert Sorby has suffered through the weakness of the US dollar as a high percentage of business is generated in North America. The position was exacerbated by the closure of a major customer late in 2003.

The loss of the customer and the negative impact of a weak dollar have, however, been compensated by an increase in business with other dealers to the extent that the loss had no overall adverse effect. The Company anticipates that, in the long term, this broadening of the customer base will prove to be a major benefit to Robert Sorby.

The third quarter has also realised the benefits of the launch of the new range of `Stebcentres', a unique drive for woodworkers' lathes. Reaction from customers has been positive and sales of this line continue to grow.

Bowers Metrology

Revenues for the third quarter show an increase of $0.4 million over last year ($3.5 million 2003, $3.9 million 2004) due to favorable exchange movements. The revenues for the 9 months ended June 30, 2004 show a similar position with an increase of $1.2 million ($10.4 million 2003, $11.6 million 2004) attributable to favorable exchange movements.

Quarter 3 showed a strong recovery of sales in North America despite the adverse currency fluctuations affecting our competitiveness in the overseas markets, particularly Korea and China, that are linked to the US dollar. The general economic upturn being experienced in the North American and UK markets however, has been slow in filtering through to the rest of the European Union, particularly France, Italy, Scandinavia and the Benelux region, and demand has been depressed in these areas. Germany remains a strong market despite weak domestic demand due to goods being re-exported to the active European companies.

The main successes of the quarter were again the increased activity in the UK Aerospace sector, with several projects signed with blue-chip manufacturers. The Systems side of the business continues to expand and the new Moore & Wright brand of digital products has achieved important listings in several of the large UK catalog distribution companies.

The capital products within the range continue to disappoint, due to the hesitancy of key customers to invest but signs of recovery are now being experienced, led mainly by demand from UK based aerospace manufacturers. Financing options for customers are being considered to alleviate the up front cost of such products.

The fixed limit products sold under the Coventry Gauge brand continue to face fierce price competition and steps were taken to further reduce cost in this part of the business.

The strengthening of the export sales team has led to many new distributors being appointed in the Middle and Far Eastern markets.

The SmartPlug 2-point gauges launched earlier in the year have thus far exceeded expectations in the UK, particularly with General Automotive and F1 racing teams.

S&J France

Revenues for the quarter were flat compared to last year (2003 $2.3 million, 2004 $2.2 million), with favorable exchange movement of $0.2 million compensating for volume decreases of $0.2 million. For the nine months, favorable exchange movements of $1.0 million again compensated for volume reductions of $0.3 million, giving a total increase of $0.7 million over last year (2003, $7.1 million, 2004 $7.8 million).

The French economy remains depressed with low consumer spending and increases in unemployment. The weather did not improve as significantly as it did in the UK, at least partially accounting for garden tool sales not being as favorable as expected.

Several new listings were achieved for new products including brass ornaments and the stainless steel range extensions which have off-set the slow garden tool sales in the quarter.

Production improvements have been introduced in the assembly and paint area with the involvement of UK manufacturing management.

It has long been recognized that the French operation is a highly seasonal business since most of its product offering relates to lawn and garden tools. In the coming months we plan to introduce new non-garden products with the assistance of a recently recruited manager which we expect will substantially broaden our product portfolio and so reduce the seasonality and keep the business profitable throughout the year.

Australasia

Revenues for the third quarter for Spear & Jackson Australia and Spear & Jackson New Zealand were $2.8 million lower than last year (2003 $5.4 million, 2004 $3.6 million). Volume reductions of $2.8 million were only partly compensated by favorable exchange movements of $0.8 million and decreased sales rebates of $0.2 million. Similarly, results for the nine month period show overall revenue reductions of $2.9 million (2003 $15.2 million, 2004 $12.3 million) being attributable to volume decreases of $7.0 million being partly compensated by favorable exchange movements of $3.8 million and reduced rebates of $0.3 million.

The sales revenues of the Australian subsidiary in the nine month period ended June 30, 2004 showed a considerable fall when compared to the company's sales performance in the equivalent period last year. This is principally due to the loss of a major customer in quarter 4 of last year together with the interruptions to the operations of the business resulting from the resignation of the Company's Managing Director and the restructuring of the sales and marketing functions.

Despite the Australian and New Zealand economies performing strongly, retail trading has slowed down in the quarter with the increase in domestic interest rates.

In addition, the continuation of the drought throughout Australia severely affected the rural trade and farm income resulting in sales of digging and garden products failing to reach expectations. Compounding this result was the decline in power tool sales due to falling price points to the market and competition from cheap foreign imports.

Our Australian division remains focussed on rebuilding its sales and marketing infrastructure and to maximize the selling opportunities of the Spear & Jackson branded products. The Company believes that customer confidence is returning, and the outlook going forward should improve with significant progress being made in expanding our core ranges within major National Retail Groups. We will continue to focus on expanding our market share of the air tool market and, following the disposal of all excess power tool inventories, we aim to reduce our other slow moving inventory.

COSTS OF GOODS SOLD AND GROSS PROFIT

Costs of goods sold increased to $18.4 million in the three month period ended June 30, 2004 from $16.7 million in the three months ended June 30, 2004 and increased to $52.9 million in the nine months ended June 30, 2004 from $48.8 million in the equivalent period last year.

Information concerning costs of goods sold as a percentage of sales and gross profit margins in the periods under review are as follows:

                                            Three Months Ended             Nine Months Ended
                                           June 30       June 30          June 30       June 30
                                             2004          2003             2004          2003
                                               %             %                %             %
Cost of goods sold as a
% of sales                                  69.52         67.51             68.85         67.81

Gross Profit Margin                         30.48         32.49             31.15         32.19

Margins have been negatively impacted in both the quarter ending and the nine months ending June 30, 2004 by a number of raw material price increases (principally rises in the cost of nickel and cobalt, major raw materials of our magnetic products, and steel), together with increases in the cost of fuel used to operate our manufacturing processes and higher utility charges. These adverse variances have, however, been mitigated by exchange gains realized on factored products bought in US dollars from suppliers located in the Far East.

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

EXPENSES

Selling, general and administrative (SG&A) expenses increased by $2.8 million from $5.3 million in the three months ended June 30, 2003 to $8.1 million in the quarter ending June 30, 2004. SGA expenses for the nine months ended June 30, 2004 were $23.1 million, an increase of $6.3 million over the expenses charged in the equivalent nine month period last year.

The principal reasons for the increase in the levels of both the current quarter and the year to date selling, general and administrative expenses over their prior year comparatives can be summarized as follows:

                                                              Increases Over Prior Years

                                                    Three Months ended        Nine Months ended
                                                     June 30, 2004             June 30, 2004
                                                             $m                        $m
a)    Impact of movements in average                         0.6                       1.9
      US$/sterling cross rates in the period

b)    Increased FAS87 pension costs                          0.3                       0.8

c)    Inflationary increases and set up                      0.2                       0.5
      costs of Florida US sales infrastructure

d)    Increased head office costs relating                   0.5                       0.8
      to legal and professional fees, monitor fees
      and associated costs

e)    Increased UK warehouse and                             0.4                       0.6
      distribution costs following the change
      to direct sales

f)    Settlements of senior and other employees'             0.3                       0.6
      severance liabilities in 2002/3 for
      amounts less than anticipated.  There
      are no comparable items in the
      current year
g)    Exceptional bad debt recoveries in                     -                         0.1
      Q1 2002/3 not repeated in 2003/4

h)    One-time car leasing benefits in                       -                         0.2
      Q2 2002/3

i)    Exchange losses suffered                               0.1                       0.2

j)    Settlement of taxation disputes
      at amounts less than anticipated                       0.2                       0.2

k)    Current year expansion of                              0.2                       0.4
      UK and Australasian selling
      and administration functions,
      increased property depreciation
      and other costs                                        ___                       ___

      Total increase in expenses                             2.8                       6.3
                                                             ===                       ===

Expressed as a percentage of sales, selling, general and administration expenses were 30.6% of revenues for the three months ended June 30, 2004 (2003 : 21.3%) and 30.1% of revenues for the nine months ended on that date (2003 : 23.4%).

Other income and expenses moved from a net expense of $29,000 in the three months ended June 30, 2003 to a net expense of $34,000 in the quarter ended June 30, 2004. In the nine months ended June 30, 2004 other income and expenses amounted to a net expense of $93,000 compared to a net expense of $36,000 in the equivalent period last year.

This adverse movement is attributable to higher 2004 bank interest charges in the Company's French and UK businesses (principally as a result of the level of UK borrowings increasing following the purchase of the land and buildings in Wednesbury) and the receipt of royalty income of $14,000 in the prior year for which there is no similar item in the comparable period this year.

INCOME FROM CONTINUING ACTIVITIES BEFORE INCOME TAXES

Our loss from continuing activities before income taxes in the three months ended June 31, 2004 amounted to $53,000. This compares to an income from continuing activities before taxes for the three months ended June 30, 2003 of $2.7 million. This net decrease in profitability of $2.8 million is attributable to increased overhead costs of $2.8 million, as explained above.

Our income from continuing activities before income taxes in the nine months ended June 30, 2004 amounted to $0.7 million compared to $6.3 million in the nine months ended June 30, 2003. This net decrease in profitability of $5.6 million is due to increased overhead costs of $6.3 million offset by gross profit increases of $0.7 million.

INCOME TAX

Income taxes of $234,000 were provided in the three months ended June 30, 2004 compared to a $832,000 income tax charge in the three months ended June 30, 2003.

Income taxes of $766,000 were charged in the nine months ended June 2004, and $1.8 million in the nine months ended June 30, 2003.

Income taxes were 441.5% of losses before tax in the three months ended June 30, 2004 as opposed to 30.3% of profits before tax in the quarter ended June 30, 2003. Income taxes were 110.7% of profits before tax in the nine months ended June 30, 2004 compared to 28.3% in the nine months ended June 30, 2003.

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

Furthermore, the difference between the effective rate of tax used in the current year as opposed to that used in the quarter ended June 30, 2003 and the nine months ended on that date is also increased as a result of the higher proportion of profits in those periods which arose in companies having the benefit of tax losses which had not been recognized as an asset within the group deferred tax computation.

Because of the availability of tax net operating losses and other tax credits, it is not anticipated that any significant element of the tax charge for the nine months ended June 30, 2004 will result in the payment of income tax.

NET (LOSS)/PROFIT FROM CONTINUING ACTIVITIES

Our net loss from continuing activities after income taxes was $287,000 for the three months ended June 30, 2004 (2003 : $1.9 million profit). For the nine month period ended on that date our net loss from continuing activities was $74,000 (2003 : $4.5 million profit).

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

Total income attributable to discontinued operations was $12,000 in the quarter ended June 30, 2003 and $45,000 for the nine months ended June 30, 2003. Following the disposal of the business on September 30, 2003, there is no comparable item in the quarter ended June 30, 2004 or the nine months ended on that date.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash and cash equivalents amounted to $3.7 million at June 30, 2004 ((pound)9.2 million at September 30, 2003), working capital totalled $24.2 million at June 30, 2004 ($28.3 million at September 30, 2003) and our shareholders' equity was $34.2 million at June 30, 2004 ($31.9 million at September 30, 2003).

Net cash generated in operating activities in the nine month period ended June 30, 2004 was $1.8 million compared to $5.6 million in the nine months ended June 30, 2003. This represents a decrease of $3.8 million arising primarily from the factors discussed below:

* the reduction in net income (adjusted for depreciation, pension charges and deferred taxes) of $4.2 million as dealt with in the commentary on results, above,
* decrease in net inflows from other assets and liabilities of $0.1 million. offset by:
*   increased trade working capital inflows of $0.5 million

The reasons for these trade working capital variances and movements in other assets and liabilities are summarized below.

a)     Trade Working Capital Variances

       The net increase in trade working capital is attributable to:

                                                     Note          $million

       Increased inventory inflows                   (i)           5.9
       Reduced trade receivable inflows              (ii)          (4.0)
       Reduced trade payable inflows                 (iii)         (1.4)
                                                                   ----
       Net increase in trade
       working capital inflows                                       0.5
                                                                   =======

i) In the period ended June 30, 2003 inventories increased by $3.6 million while there was an inventory decrease of $2.3 million in 2004. Given the cyclical nature of the UK hand and garden tool business, stock levels are expected to fall in Quarter 3 as inventory builds made in anticipation of the start of the Spring gardening season are sold through. The 2003 reduction was, however, offset by the inclusion of significant inventory purchases, prior to the June 30, 2003 quarter-end, by our hand tools division in connection with new power tool product launches. This pattern of purchasing activity was not repeated in 2004, thereby reducing the inventory levels at June 30, 2004 compared to those at June 30, 2003.

       Additionally, UK inventories show year on year reductions which are attributable, in part, to the ongoing implementation of the group inventory reduction program.

ii) UK sales revenues in August and September 2002 benefited from increased turnover of approximately $1.1 million with the UK distributor, Toolbank, as that company placed additional sales orders pre year end in order to secure higher rebate levels. This increased sales activity increased the total of trade receivables at September 30, 2002 to higher than normal levels. Operating cash in the period ended June 30, 2003 therefore incorporates the cash received from these sales. Following the cessation of trade with Toolbank in April 2003, there were no similar sales in August and September of 2003 and the cash flows associated with trade receivables in the period ended June 30, 2004 are correspondingly reduced.

       In addition to this, trade receivable balances at June 30, 2004 in the UK Hand and Garden and Robert Sorby divisions were approximately $2 million higher than their prior year comparatives reflecting higher sales in April to June 2004 compared to the same months last year.

iii) The movement in inventories referred to in (i) above, is also reflected in the trade payables cash flows. Trade payables increased by $1.5 million at June 30, 2003 when compared to September 30, 2002 thanks to the purchase of significant inventories of power tool products by our UK hand tool division. This purchasing activity was not repeated in 2004 and is not anticipated to reoccur in the short term and the increase in payables between September 30, 2003 and June 30, 2004 has accordingly reduced to $0.1 million.

b)     Variances in Cash Flows attributable to Other Assets and Liabilities.

      With regard to the net decrease in inflows from other assets and liabilities contributing factors include:

i) An interim payment in March 2004 of $0.4 million regarding the settlement payable re the termination of the former managing director of Spear & Jackson plc.

ii) Increased lease payments in the nine months ended June 30, 2004 of $0.1 million in respect of the UK car fleet which was replaced between January and April 2003.

iii) The impact of items (i) and (ii) has been mitigated by (pound)0.4 million of additional legal and professional fees, monitor costs and related expenses accrued in the US holding company at June 30 2004. Payment of these accrued fees will crystallise in July and subsequent months and further costs will be incurred until the monitor's duties are curtailed and the various SEC and other litigation issues are resolved.

Cash outflow from investing activities was $7.0 million in the period ended June 30, 2004. This compares to an outflow from investing activities in the period ended June 30, 2003 of $2.5 million. Net cash used in investing activities in the nine months ended June 30, 2004 includes $7.0 million of capital expenditures, $3.2 million of which relates to the purchase of the land and buildings at Wednesbury, England which is the base for our UK garden tools manufacturing operation. Prior to its purchase, this property was being leased from the former owners of Spear & Jackson plc. A further $3.3 million relates to the purchase of a distribution outlet at Boca Raton, Florida. Of the outflow in the nine months ended June 30, 2003, $2.7 million related to capital expenditures, primarily the replacement of the UK car fleet under capitalized operating leases.

Net cash absorbed by financing activities was $0.3 million in the period ended June 30, 2004 compared to of $1.5 million in the period ended June 30, 2003.

The 2004 outflow principally represents the partial utilization of the UK bank overdraft facility in order to finance the $3.2 million purchase of the Wednesbury property in the quarter ended December 31, 2003. The 2003 financing activity outflow reflects the $1.2 million repayment of the Company's Australian subsidiary's overdraft, the repayment of $0.2 million of promissory notes issued in connection with the purchase of Spear & Jackson plc and Bowers Group plc and the repayment of $0.1 million of shareholder loans.

BANK FACILITIES

The UK subsidiaries of Spear & Jackson plc and Bowers Group plc maintain a line of credit of $8.2 million. This is secured by fixed and floating charges on the assets and undertakings of these businesses. Of the total facility, $5.5 million relates to bank overdrafts and $2.7 million is available for letters of credit. These facilities are denominated in British pounds. The overdraft carries interest at UK base rate plus 0.75%. At June 30, 2004 and September 30, 2003 the Company had no borrowings outstanding under the overdraft line but had $1.6. million in outstanding letters of credit (September 30, 2003: $0.8 million).

The French and Australian subsidiaries of Spear & Jackson plc maintain short-term credit facilities of $3.0 million denominated in Euros and Australian dollars. The facilities comprise bank overdraft lines, with interest rates ranging from 6.8% to 12.6%, together with facilities for letters of credit and the discount of bills receivable. There was $0.1 million outstanding under the overdraft lines at June 30, 2004 (September 30, 2003: $0.3 million) and $0.9 million of letters of credit and bills outstanding under these facilities (September 30, 2003: $0.8 million).

The UK facilities are due for renewal in April 2005 and the Australasian and French facilities fall for renewal at various dates in 2004. These lines of credit are subject to the Company's and its subsidiaries' continued credit worthiness and compliance with the applicable terms and conditions of the various facilities. Assuming that the Company maintains compliance with these conditions it is anticipated that all the facilities will be renewed on comparable terms and conditions.

The Company's bank accounts held with the HSBC Bank plc by UK subsidiaries of Spear & Jackson plc and Bowers Group plc form a pooled fund. As part of this arrangement the companies involved have entered into a cross guarantee with HSBC Bank plc to guarantee any bank overdraft of the entities in the pool. At June 30, 2004 the extent of this guarantee relating to gross bank overdrafts was $28.5 million (September 30, 2003 $24.6 million). The overall pooled balance of the bank accounts within the pool at June 30, 2004 was a net cash in hand balance of $1 million (September 30, 2003 $1.7 million).

The bank overdraft and other facilities of Spear & Jackson Australia Pty. Limited have been guaranteed by its immediate parent, James Neill Holdings Limited and the bank overdraft and other facilities of Spear & Jackson France SA have been guaranteed by Spear & Jackson plc.

Our business operations have been funded from net operating income supplemented, where necessary, by utilization of the UK, French and Australian banking facilities described above.

We believe that we have sufficient capital resources, liquidity and available credit under our principal banking facilities to sustain our current business operations and normal operating requirements for the foreseeable future.

The Company will continue to focus its efforts on improving the competitiveness of its worldwide operations. Further restructuring of the non-profitable areas of the Company's divisions and any expansion of the Spear & Jackson or Bowers operations may, therefore, require additional funding through the negotiation of increased bank lending facilities or the sale of surplus assets, including the Company's Florida warehouse.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company makes a range of contractual obligations in the ordinary course of business. The following table summarizes the Company's principal obligations at June 30, 2004:

Contractual obligation          Total                       Payments due by period ($m)
                                Amount             1 year       1-3           4-5        5 years
                                Committed          or less      years         years      or more

Capital lease obligations       1.6                0.8          0.8           -             -
Operating leases
(note a)                        7.2                0.9          1.8           1.8           2.7
                                ---                ---          ---           ---           ---
                                8.8                1.7          2.6           1.8           2.7
                                ---                ---          ---           ---           ---

(a) Amounts represent the minimum rental commitments under non-cancellable operating leases.

(b) Excluded from the above tables are the amounts payable by the Company to the UK defined benefit pension plan as future funding obligations cannot be accurately forecast. The annual contribution rate is set annually by the actuary in accordance with the applicable UK regulatory legislation and will be next reviewed in November 2004. In the year to September 30, 2004 the Company anticipates paying approximately $2.7 million into the plan.

(c) As at June 30, 2004, the Company had letters of credit of $1.6 million outstanding which are secured by the UK and Australian credit facilities. In addition the Company's French subsidiary had discounted $0.9 million of bills of exchange with recourse.

OUTLOOK

The first weeks of quarter 4 have shown signs of improvement in certain sectors of our markets and, in particular, export sales orders received by our UK divisions have shown an encouraging increase. However, because of the seasonal nature of sales of garden products in the UK, and the onset of July and August manufacturing shut downs in both the UK and in France, we anticipate that, as last year, Quarter 4 will see reduced sales in these countries compared to Quarter 3.

Competition remains fierce from cheap foreign imports but our brand strength is helping us to perform well in our export markets, particularly the Far and Middle East, and certain macro economic factors in the UK are working to our advantage. For example, the buoyant UK housing market is continuing to stimulate demand for our builders' tools and related products. Some slackening of demand in this sector may now start to crystallise following the Bank of England's recent interest base rate hike and its effect on potential homebuyers' mortgage repayments.

Our Australasian subsidiaries have experienced difficult trading conditions so far this year following the loss, in 2003, of a major customer and upheavals caused by changes to the management teams. Restructuring of the business is nearing completion and, with the new managing director successfully exploring a number of initiatives to regain lost market share, we anticipate increased sales revenues from the operation in quarter 4 and a return to profitability.

In the fourth quarter we plan to continue to pursue a widening of our direct sell UK customer base together with initiatives to increase our presence in mainland Europe. Such customer gains are essential in helping to absorb the additional overhead incurred in setting up the infrastructure for the "direct to market" sale route.

The management of the Company anticipates that, in the remainder of the financial year, our businesses will again face the issues of increased costs and margin erosion as a result of raw material, fuel and other utility price increases, interest rate increases and a weak dollar.

Increased emphasis will also be placed in promoting our own manufactured product in an effort to reverse the dilution of margin caused by an increasing bias in our recent sales mix towards factored items.

To mitigate the impact of these factors we plan to continue both to look at initiatives to rationalize underperforming areas of the business and to monitor the business infrastructures in the United Kingdom, particularly overhead costs, to ensure that these are as cost efficient as possible and at a level appropriate to the needs of the business. Despite this we anticipate that there will continue to be increases in the level of certain administrative overhead expenses as a result of legal and professional charges, monitoring fees and related costs associated with the SEC suit referred to in Part II, Item 1, below. The level of such costs is not always easy to accurately forecast but the Company is committed to reducing overhead expenses wherever possible so that the adverse impact of these legal costs is mitigated.

Any strengthening of the US dollar would impact favorably on the business as this would ease the pressure on margins and increase our competitiveness. The overall benefits would, however, be diluted by the related increases in the purchase price of factored product from the Far East.

In the forthcoming quarter we will continue to focus on improving cash generation. The group-wide inventory reduction program is ongoing as we look to maximize our working capital. Further funds could be released via the sale of significant surplus capital assets in both the UK and US and all such opportunities will be considered in detail. We believe that the proceeds of any such sales will enable us to fund future working capital requirements and other projects, both domestically and abroad, which will contribute to the continued growth of our business.

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

In quarter 4, therefore, we will continue to aggressively promote our products to penetrate new markets and broaden our customer base. In the remainder of the financial year and into 2004/5 emphasis will again be placed on the development and launch of new, high quality products which are clearly differentiated from the cheap foreign imports which are widely available in our markets. The recent success of the "Predator" saw launches clearly illustrated the benefits of this strategy and we intend to build on this in the following months with the introduction of other new products.

Inevitably the removal of the Company CEO by the SEC, and the initiation of legal proceedings against the Company and certain of its directors have resulted in a temporary loss of focus on operating activities. The Company remains confident, however, that it has the resources and expertise in place to deal with these disruptions and, thanks to a dedicated senior management and work force, will be able to move forward to achieve its business objectives in both the short and long term.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
The principal market risks to which the Company is exposed comprise interest and exchange rate fluctuation, changes in commodity prices and credit risk.

INTEREST RATE RISK

The Company is exposed to interest rate changes primarily as a result of interest payable on its bank borrowings and interest receivable on its cash deposits. At June 30, 2004 the Company had borrowings in the form of overdrafts amounting to $33,000 which are repayable on demand and had cash and cash equivalents of approximately $3.7 million. Given the current levels of borrowings, the Company believes that a 1% change in interest rates would not have a material impact on consolidated income or cash flows. Holding the same variables constant, a 10% increase in interest rates would again have a negligible effect on interest payable.

The nature and amount of our debt and cash deposits may, however, vary as a result of future business requirements, market conditions, and other factors. The definitive extent of our interest rate risk is not therefore quantifiable or predictable because of the variability of future interest rates and business financing requirements.

EXCHANGE RATE RISK

The Company has operations in the United Kingdom, France, Australia and New Zealand. These operations transact business in the relevant local currency and their financial statements are prepared in those currencies. Translation of the balance sheets, income statements and cash flows of these subsidiaries into US dollars is therefore impacted by changes in foreign exchange rates.

In the nine months ended June 30, 2004 compared to the equivalent period in 2003, the change in exchange rates had the effect of increasing the Company's consolidated sales by $10.8 million, or 14.1%. Since most of the Company's international operating expenses are also included in local currencies, the change in exchange rates had the effect of increasing operating expenses by $1.9 million for the nine months ended June 30, 2004 compared to the comparable prior year period. If the US dollar further weakens in the future, it could result in the Company having to suffer reduced margins in order for its products to remain competitive in the local market place.

Additionally, our subsidiaries bill and receive payments from some of their foreign customers and are invoiced and pay certain of their overseas suppliers in the functional currencies of those customers and suppliers. Accordingly, the base currency equivalent of these sales and purchases is affected by changes in foreign currency exchange rate.

We manage the risk and attempt to reduce such exposure by periodically entering into short term forward exchange contracts. At June 30, 2004 the Company held forward contracts to sell Australian and New Zealand dollars to buy approximately 2.1 million US dollars.

The contract values were not materially different to the period end value of the contracts. A 10% strengthening or weakening of the US$ against its Australian and New Zealand counterparts could, however, result in the Company suffering losses or benefiting from gains of approximately $0.2 million had no forward contracts been taken out.

COMMODITY PRICE RISK

The major raw materials that we purchase for production are steel, cobalt, nickel and plastic. We currently do not have a hedging program in place to manage fluctuations in commodity prices.

CREDIT RISK

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower's ability to repay. Specific credit reviews are used in performing this evaluation. Credit that has been granted is typically monitored through a control process that closely monitors past due accounts and initiates collection actions when appropriate. In addition, credit insurance is taken out in respect of a substantial proportion of the Company's non UK receivables as a means of recovering outstanding debt where the customer is unable to pay.

At June 30, 2004 the Company had made an allowance of $1.96 million in respect of doubtful accounts which management believes is sufficient to cover all known or expected debt non-recoveries.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our acting Chief Executive Officer (CEO) and our Chief Financial Officer (CFO).

Attached as exhibits to this Quarterly Report are certifications of the acting CEO and the CFO, which are required in accord with Rule 13a-14 of the Securities Exchange Act of 1934. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and other procedures of the Company designed ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the Company's principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our management, including the acting CEO and the CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

Based upon the Disclosure Controls evaluation referenced above, our acting CEO and our CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is currently involved in a legal action with the former managing director of Spear & Jackson plc concerning the amount of severance compensation payable following his dismissal as part of a management reorganization program in September 2002. The outcome of this action will not be known until later in 2004 but the Company is confident that the amounts provided in respect of the dispute will be adequate to cover any amounts payable should the Company's defence be unsuccessful.

On April 15, 2004, the U.S. Securities and Exchange Commission, filed suit in the U.S. District Court for the Southern District of Florida against the Company and Mr. Dennis Crowley, its then current Chief Executive Officer/Chairman, among others, alleging violations of the federal securities laws. Specifically with regard to the Company, the SEC alleged that the Company violated the SEC's registration, antifraud and reporting provisions. These allegations arise from the alleged failure of Mr. Crowley to accurately report his ownership of the Company's stock, and his alleged manipulation of the price of the Company's stock through the dissemination of false information, allowing him to profit from sales of the stock through nominee accounts. On May 10, 2004, the Company consented to the entry of a preliminary injunction, without admitting or denying the allegations of the SEC complaint.

In addition, the Court has appointed a Corporate Monitor to oversee the Company's operations. In addition to Mr. Crowley consenting to a preliminary injunction, the Court's Order also temporarily bars Mr. Crowley from serving as an officer or director of a public company, and prohibits him from voting or disposing of Company stock. The Company's Board of Directors has also suspended Mr. Crowley from all positions he occupied as an officer or director. The Company is co-operating with the Corporate Monitor and the continuing SEC investigation.

On July 19, 2004, the Monitor filed a Motion to expand the scope of his role as Monitor and included his Report on Findings and Recommendations dated July 16, 2004. The motion provides that the Monitor is seeking an expansion of his role because of his criticisms of the capability and independence of the Company's current Board and senior executive management to achieve corporate objectives and pursue potential claims. The Company has filed a memorandum in opposition to the request of the Monitor based on what the Company perceives to be mischaracterization by the Monitor of developments to date, efforts and substantial accomplishments by the Board and management, and potential harm to the Company's shareholders based upon a more encompassing role for the Monitor. The Company has also filed a Motion requesting the Court to reconsider that the SEC's charges were not systemic throughout the Company's operations.

Subsequent to the initial filing of this SEC action, a number of class action lawsuits have been initiated in U.S. District Court for the Southern District of Florida by Company shareholders against the Company, Sherb & Co LLP, the Company's outside auditor, and certain of the Company's directors and officers, including Mr. Crowley and Mr. William Fletcher, the Company's CFO. These suits allege essentially the same claims as the SEC suit and seek unspecified damages. The Company has not yet responded to the suits, and likely will not until they have been consolidated and lead counsel appointed for the Class. It is impossible at this time to ascertain the ultimate legal and financial liability or whether these actions, as well as the SEC action, will have a material adverse effect on the Company's financial condition and results of operation.

The Company is pursuing settlement negotiations with the SEC and Mr. Crowley to reach a resolution with the SEC as well as Mr. Crowley.

Additionally, the Company is, from time to time, subject to legal proceedings and claims arising from the ordinary conduct of its business operations, including litigation related to personal injury claims, customer contract matters and employment claims. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts accrued or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operation of the Company.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
         Securities.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

See Part II Item 1, above.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(c) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(c) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d -14(c) of the Securities Exchange Act of 1934 and
Section 906 of the Surbanes-Oxley Act of 2002 (18 U.S.C. 350) .

(b) Reports on Form 8-K

i) Form 8-K was filed on August 4, 2004 in which the Company announced the following:

         On July 22, 2004, the Company received a preliminary offer to purchase the Company's corporate subsidiaries, including Spear & Jackson plc and Bowers Group plc, from the Company's subsidiary management, including William Fletcher, the Company's Chief Financial Officer, a director and acting CEO and Chief Operating Officer. The proposed purchase (based on current exchange rates), which is for acquisition of the issued share capital of these subsidiaries, contemplates a cash purchase amount of approximately US$26,000,000, with the Company retaining existing cash and non-subsidiary real estate assets currently estimated to be approximately US$5,000,000. The proposal also contemplates forgiveness of existing inter-company receivables due from the parent. The offer is based on various assumptions including that the subsidiaries will be free of third party net debt and satisfactory resolution of certain pension issues as a result of changing pension legislation in the United Kingdom. The purchase price is based on minimum net assets of the subsidiaries of approximately $12,161,700 (based on current exchange rates) and subject to downward adjustment on the basis of the prospective purchaser's evaluation of the impact of such pension legislation.

         The Company will engage the services of an investment banking firm or similar organizations to assist in evaluating this proposal, as well as to consider any other proposals relevant to the Company and its subsidiaries. The Company will also require the evaluation and approval of its court-appointed Corporate Monitor as part of the approval process.

ii) Form 8-K was filed on August 18, 2004 in which the Company announced the resignation of its independent accountant, Sherb & Co, LLP ("Sherb") on August 13, 2004.

iii) Form 8-K/A was filed on August 25, 2004 in which a letter from Sherb to the Securities and Exchange Commission was appended in which Sherb stated their agreement to the statements made by the Company concerning Sherb in Form 8-K filed on August 18, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

SPEAR & JACKSON, INC.

By:      /s/William Fletcher        Dated: September 24, 2004
         ----------------

         William Fletcher
         Acting Chief Executive Officer
         Chief Financial Officer