Form 10-K
period 2004-09-30
SPEAR & JACKSON INC
filed 2005-02-02
CIK 1107206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange
    Act of 1934
                  For the fiscal year ended September 30, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934
                    For the transition period from N/A to N/A

                         COMMISSION FILE NUMBER: 0-32013

                              SPEAR & JACKSON, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                               91-2037081
            ------                                               ----------
(State or other jurisdiction)                                 (I.R.S. Employer
      of incorporation                                       Identification No.)
      or organization

       6001 Park of Commerce Boulevard, Suite 2, Boca Raton, Florida 33487
       -------------------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (561) 999-9011
                                 --------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:   NONE.

Securities registered pursuant to Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE.
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act), Yes [ ] No [X]

The aggregate market value of the registrant's common stock (which is the only common equity of the registrant, voting or non-voting) held by non-affiliates computed by reference to the closing price of a share of the common stock on the Over The Counter Bulletin Board on March 30, 2004 was $34,401,487.

The number of shares of registrant's common stock outstanding as of December 31, 2004 was 11,741,122.

                                TABLE OF CONTENTS

                                                                            Page
PART I

   ITEM 1   BUSINESS .......................................................   1

   ITEM 2   PROPERTIES .....................................................  17

   ITEM 3   LEGAL PROCEEDINGS ..............................................  18

   ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............  20

PART II

   ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES ..............  20

   ITEM 6   SELECTED CONSOLIDATED FINANCIAL DATA ...........................  22

   ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS ......................................  24

   ITEM 7A  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .......  64

   ITEM 8   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......  66

   ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE .......................................  67

   ITEM 9A  CONTROLS AND PROCEDURES ........................................  68

   ITEM 9B  OTHER INFORMATION ..............................................  69

PART III

   ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT .................  70

   ITEM 11  EXECUTIVE COMPENSATION .........................................  73

   ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS .....................  75

   ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................  78

   ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES .........................  80

PART IV

   ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K ............................................  80

SIGNATURES .................................................................  83

                                     PART I

ITEM 1.  BUSINESS

CORPORATE ORGANISATION

Spear & Jackson, Inc. ("Spear & Jackson" or the "Company") currently conducts its business operations through its wholly owned subsidiaries, Spear & Jackson plc and Bowers Group plc, and, until September 30, 2003, Mega Tools Ltd and Mega Tools USA, Inc. A brief summary of our corporate organizational history is as follows:

Incorporation of Megapro Tools, Inc.

The Company was incorporated under the name Megapro Tools, Inc., on December 17, 1998 under the laws of the State of Nevada. The Company was inactive until the acquisition of Mega Tools Ltd and Mega Tools USA, Inc., by means of a reverse acquisition, on September 30, 1999.

Incorporation of Mega Tools Ltd and Mega Tools USA, Inc.

Mega Tools Ltd was incorporated in British Columbia, Canada, on January 7, 1994. Mega Tools USA Inc. was incorporated under the laws of the State of Washington on April 18, 1994. Prior to the acquisition by Megapro Tools, Inc., Mega Tools USA Inc. was operated as a subsidiary of Mega Tools Ltd.

The acquisition of Mega Tools Ltd and Mega Tools USA, Inc. by Megapro Tools,
Inc.

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

The former stockholders of Mega Tools Ltd acquired a proportionate interest in Megapro Tools, Inc. upon completion of the acquisition of Mega Tools Ltd and Mega Tools USA. Mr. Neil Morgan, husband of Mrs. Maria Morgan, was sole promoter upon inception. Other than the issue of stock to Mrs. Maria Morgan upon the acquisition of Mega Tools Ltd, Mr. Morgan did not enter into any agreement with the Company in which he was to receive from or to provide to the company anything of value. Mr. Neil Morgan was the legal and beneficial owner of the interest in Mega Tools Ltd held by Mrs. Maria Morgan. Mrs. Morgan acquired the interest previously held by Mr. Morgan on April 16, 1999. Prior to the acquisition of Mega Tools Ltd and Mega Tools USA, Mr. Neil Morgan was the president and chief executive officer of Megapro Tools, Inc. and each of Mega Tools Ltd and Mega Tools USA. Mr. Morgan continued as president and CEO of Megapro Tools, Inc. upon completion of this acquisition.

The acquisition of Spear & Jackson plc and Bowers Group plc by Megapro Tools,
Inc.

On August 23, 2002, USI Mayfair Limited, a corporation organized under the laws of England and a wholly owned subsidiary of USI Global Corp., Megapro Tools, Inc. ("Megapro") and S and J Acquisitions Corp. (a company incorporated on August 22, 2002 under the laws of the State of Florida and a wholly owned subsidiary of Megapro Tools, Inc.) executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Spear & Jackson plc and its affiliate, Bowers Group plc, owned by USI Mayfair Limited. The purchase price comprised 3,543,281 shares of common stock of Megapro and promissory notes in the principal amount of (pound)150,000 pounds sterling ($232,860) ("the Transaction"). The Transaction closed on September 6, 2002.

Concurrently with the closing of the Transaction, and as a condition precedent thereto, Megapro closed a Private Placement pursuant to which it agreed to issue 6,005,561 shares of the common stock of Megapro to PNC Tool Holdings, LLC, a Nevada limited liability company ("PNC"), in consideration for $2,000,000 (the "Private Placement"). Mr. Dennis Crowley ("Crowley"), who became CEO of the company, was the sole owner of PNC.

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

In the Stockholders' Agreement dated as of September 6, 2002 by and among Megapro Tools, Inc., USI Mayfair Limited, PNC and Crowley (the "Stockholders") it was agreed that, other than certain "unrestricted transfers", the parties involved would not transfer any Company securities for the two years beginning on September 6, 2002. On September 6, 2002, under an unrestricted transfer relating to the transfer of stock from a permitted affiliate, USI Mayfair Limited transferred all of the Company securities owned by it, along with all of its rights under the Stockholders' Agreement, to USI Global Corp.

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

The disposition of the trade and assets of the screwdriver division was undertaken by Neil Morgan who was then heading up the division.

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

Recent Developments

On April 15, 2004, the US Securities and Exchange Commission filed suit in the U.S. District Court for the Southern District of Florida against the Company and Mr. Dennis Crowley, its then current Chief Executive Officer/Chairman, among others, alleging violations of the federal securities laws. Specifically with regard to the Company, the SEC alleged that the Company violated the SEC's registration, anti-fraud and reporting provisions. These allegations arise from the alleged failure of Mr. Crowley to accurately report his ownership of the Company's stock, and his alleged manipulation of the price of the Company's stock through dissemination of false information, allowing him to profit from sales of stock through nominee accounts. On May 10, 2004, the Company consented to the entry of a preliminary injunction, without admitting or denying the allegations of the SEC complaint.

As a further measure, the Court has appointed a Corporate Monitor to oversee the Company's operations. In addition to Mr. Crowley consenting to a preliminary injunction the Court's order also temporarily bars Mr. Crowley from service as an officer or director of a public company, and prohibits him from voting or disposing of Company stock.

Following Mr. Crowley's suspension the Board appointed Mr. J.R. Harrington, a member of its Board of Directors, to serve as the Company's interim Chairman. Mr. William Fletcher, a fellow member of the Company's Board of Directors, who, until October 27, 2004, was the Company's Chief Financial Officer, and who is a director of Spear & Jackson plc, based in Sheffield, is serving as acting Chief Executive Officer.

The Company has been pursuing settlement negotiations with both the SEC and Mr. Crowley to reach a resolution with both parties.

As part of such settlement negotiations the Company has now entered into a Stock Purchase Agreement with PNC Tool Holdings LLC ("PNC") and Dennis Crowley, the sole member of PNC. Under the Stock Purchase Agreement, the Company will acquire, for $100, 6,005,561 common shares of the Company held by PNC, which represents approximately 51.1% of the outstanding common shares of the Company at December 31, 2004, and which constitute 100% of the common stock held by such entity. The parties have also executed general releases in favor of each other subject to the fulfillment of the conditions of the Stock Purchase Agreement.

Mr. Crowley has entered into a Consent to Final Judgment of Permanent Judgment with the Securities and Exchange Commission, without admitting or denying the allegations included in the complaint which requires a disgorgement and payment of civil penalties by Mr. Crowley consisting of a disgorgement payment of $3,765,777 plus prejudgment interest in the amount of $304,014, as well as payment of a civil penalty in the amount of $2,000,000.

The Company has also entered into a Consent to Final Judgment of Permanent Injunction with the Securities and Exchange Commission pursuant to which the Company, without admitting or denying the allegations included in the complaint filed by the Commission, consented to a permanent injunction from violations of various sections and rules under the Securities Act of 1933 and the Securities Exchange Act of 1934.

The Stock Purchase Agreement is not effective until formal approval of the Consents by the Securities and Exchange Commission, as well as approval by the U.S. District Court for the Southern District of Florida of the settlement of that certain litigation captioned SEC v. Dennis Crowley, Spear & Jackson, Inc., International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva (Case
No: 04-80354-civ-Middlebrooks). The Stock Purchase Agreement is also conditioned on the Company receiving the benefit of the disgorgement and civil penalty funds paid by Crowley.

As a result of the contemplated stock purchase, the Company expects that the stockholders of the Company will have their percentage stock interest increase correspondingly with the return of the Spear & Jackson shares to the Company by PNC Tool Holdings LLC. Jacuzzi Brands, Inc., which is a beneficial owner of 3,543,281 shares of common stock, will have its interest in the Company increase to approximately 61.2% of the outstanding common stock.

Such percentage stock increases are not necessarily permanent as the Company may subsequently reissue these shares, wholly or in part, for legitimate business purposes.

On August 13, 2004 the Company announced the resignation of its independent accountant, Sherb & Co LLP and on November 19, 2004 the Company engaged Chantrey Vellacott as its independent auditor. The change in accountants was ratified and approved by the Board of Directors on the same date. Additional disclosures concerning the resignation and appointment are included under ITEM 9, below.

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

3)       The Company's metrology division comprises:

         MOORE & WRIGHT and COVENTRY GAUGE which manufacture a wide variety of products. The core product ranges principally include low technology measuring tools and hand held gauges for checking the threads, diameters and tapers of machined components. This division has supplemented its manufactured products with a range of factored items.

         BOWERS METROLOGY which is a manufacturer of high specification metrology instruments including precision bore gauges that measure the diameter of machined components. In addition to the core range of bore gauges, the Company also manufacturers universal gauges and hardness testing equipment.

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

BUSINESS SEGMENTS

The Company's continuing operations can be analyzed into three business segments, hand and garden tools, magnetic products and metrology tools.

The following table sets forth external sales by segment as a percentage of total sales:

 Business segment                              % of Total Sales
 ----------------                        ----------------------------
                                         2004        2003        2002

 Hand and garden tools                   75.57       76.17       75.03

 Magnetic products                       15.19       14.78       15.57

 Metrology tools                          9.24        9.05        9.40

For further detailed financial information by reportable segment including sales, profit and loss, and total asset information see Note 22 in the "Notes to the Consolidated Financial Statements" included within this Annual Report on Form 10-K. Also included within Note 22 is a detailed geographical analysis including sales, profit and loss, and total asset information.

RESEARCH AND DEVELOPMENT

The Company invests in the development of new products and manufacturing processes. Direct costs associated with new tooling for products are capitalized, where material. All other costs, including salaries and wages of employees involved in research and development projects, are expensed as incurred.

SEASONALITY

Garden tool sales are seasonal by nature. Sales of such products typically peak in the second and early part of the third quarter of the Company's financial year when Northern Hemisphere customers increase order levels in anticipation of the start of the spring gardening season. Garden product sales are lowest in the first quarter of the financial year and the Company attempts to mitigate the adverse impact of this by introducing various incentives to encourage customers to place orders early.

STRATEGY

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

Our strategy is to maintain and develop the revenues of our businesses through such methods as:

* Maintaining and heightening the profile of our existing quality brand names. Such activity will comprise trade, general and TV advertising, extensive promotional work at trade shows, the development of corporate web sites, etc.

*        Continuous product improvement and innovation.

* Increasing market share by offering highly competitive product offerings.

*        The launch of new and innovative product and product ranges.

* Consideration and implementation of initiatives to increase our US penetration.

PRODUCTS AND SERVICES

The Company offers a comprehensive range of tools and equipment ranging from hacksaw blades to pliers, from secateurs to digging forks and from a simple red magnet to a computer controlled materials handling system.

With regard to the products supplied by the company, those classes of similar products that accounted for 10% of more of total consolidated revenue in the last 3 years were as follows:

 Product Type                                       % of Total Revenue
 ------------                                ---------------------------------
                                             2004          2003          2002

 Industrial Cutting Tools                    19.87         15.84         17.59
 (hacksaws, hacksaw blades, small saws,
 saw frames, woodsaws and holesaws)

 Garden, Digging and Cutting Tools           31.48         26.68         28.40

 Electrical tools including power tools
 and compressors                              N/A          11.97          N/A

 Metrology products including gauges,
 micrometers and precision tools             15.28         14.46         15.33

The company's product offerings comprise both own-manufactured items and products sourced from third party suppliers. Products manufactured by the company broadly comprise:

(a)      Hand & Garden Tools Division

         (i)      Industrial tools comprising:
                  - Hacksaw Blades
                  - Small Saws and Woodsaws
                  - Saw Frames
                  - Holesaws
                  - Nutspinners and Riveters
                  - Builders' Tools

         (ii)     Garden tools comprising:
                  - Spades, Forks and Shovels
                  - Shears
                  - Cultivators
                  - Other Agricultural and Contractors' Tools

(b)      Metrology Division

                  - Gauges
                  - Squares and Rules
                  - Calipers and Dividers
                  - Micrometers
                  - Hardness Testing Equipment

(c)      Magnetics Division

                  - Popular and Industrial Magnets
                  - Chucks
                  - Magnetic Tools
                  - Lifters and Separators
                  - Workholding and Handling Systems

Of the total sales revenues arising in the year ended September 30, 2004, 37% of the revenues were attributable to the sale of non-manufactured, factored products sourced from external suppliers. The percentage of total revenues generated in the years ended September 30, 2003 and September 30, 2002 which related to such factored items was 36% and 32% respectively.

The Company's principal manufacturing sites can be summarized as:

                                                                      Number of
      Name/Location                      Products Manufactured        Employees
      -------------                      ---------------------        ---------
A.    UK:

      Neill Tools                        Hand tools                      330
      Atlas Site, Sheffield

      Spear & Jackson Garden Products    Garden tools                    99
      Wednesbury, West Midlands

      Robert Sorby                       Woodturning tools               35
      Sheffield

      Eclipse Magnetics                  Magnetic products               69
      Vulcan Road, Sheffield

      Bowers Metrology                   Precision measuring tools       70
      Bradford

      Coventry Gauge                     Precision measuring tools       30
      Poole

B.    France:

      Spear & Jackson                    Assembly of garden tools        47
      France

We maintain strict internal quality controls to monitor the standard of production at the various facilities. In addition, the quality of externally sourced finished products is checked by frequent tests and certification.

The raw materials utilized in our manufacturing processes typically comprise steel (hot rolled, cold rolled, bright drawn, high speed, stainless) and other alloys and castings, wood and plastics, paint and other coating materials, packaging, bought in component parts and various abrasives, lubricants, tooling and adhesives which are used in the manufacturing processes.

The Company regards these raw materials to be generally available and not subject to restricted provision. Accordingly, the Company believes that there are alternate sources for each category of raw materials that could be secured without significant delay, if necessary.

WORKING CAPITAL

The Company principally builds inventory to known or anticipated customer demand. In addition to normal safety stock levels, certain additional inventory levels may be maintained for products with long purchase and manufacturing lead times. The Company believes that it is important to carry adequate inventory levels of raw materials and component parts to avoid production and delivery delays that detract from its sales effort.

Sales of the Company's garden product ranges are lowest in the first quarter of the financial year. The Company attempts to mitigate the adverse impact of this by introducing various incentives, including extended payment terms, to encourage customers to place orders early.

TOTAL BACKLOG ORDERS

As at November 26, 2004 there were $8.6 million backlog orders (December 31, 2003 $4.7 million). Given the nature of the business, the portion of these orders that will not be fulfilled within the current year will be immaterial.

NEW PRODUCTS

The Company's policy is to support its core product offering with a pipeline of new products and range extensions. In the 12 months to September 2004 new product range launches and other significant product related business developments have included:

NEILL TOOLS

* The `Predator' woodsaw which, in independent tests comparing it to its major competitors, has been proven to be the leader in its field.

* Significant listings were secured with two major building merchants for woodsaws and contractors' tools for deliveries beginning in September 2004.

* The `Razorsharp' range of cutting tools was launched, its unique features include oval extending handles with an ergonomic grip to give better handling quality.

* The premier brand for digging and cultivating tools in the UK and Australasia, `Neverbend', was relaunched in an exciting new livery and packaging.

* Soft feel builders' tools which feature a new ergonomically designed handle.

ECLIPSE

* Eclipse made further inroads into mainland Europe with its `popular' range of magnets. The product has been included in a major catalog that is widely used throughout Europe.

* In addition, Eclipse launched the `Ultra Lift Plus', which includes the patented safety shim. This `switch on, switch' off' magnet allows significant weights to be lifted in complete safety.

* Eclipse Magnetics continued to develop and grow its "Specials Division". These individually designed solutions represent a significant opportunity since they are highly specialized and, as such, are not subject to threat from cheap foreign imports.

BOWERS

* The previously launched Metrology `SmartPlug' range of gauges was expanded in the year with the introduction of additional options and accessories. Sales penetration is now being gained in the general automotive market and with Formula 1 racing teams.

* Emphasizing our continuing focus on core competencies, we also invested a further $165,000 in a Computer Numerically Controlled ("C.N.C.") grinder to ensure that Bowers maintains its reputation as premier manufacturer and supplier of precision measuring products.

SPEAR & JACKSON FRANCE

* Spear & Jackson France successfully launched a new range of brass garden ornaments and brushes together with extensions to its existing garden tools ranges. In addition, a number of new lawn and garden products were launched, mainly sourced from the UK range.

ROBERT SORBY

* Robert Sorby continued its drive into North America and was successful in obtaining its largest ever-single order from a US customer of $400k. In addition, a range of electronically controlled woodturning lathes was launched with sales exceeding all expectations.

AUSTRALASIA

* In Australia our new Managing Director continues to consolidate the Company following recent management changes, with emphasis on the promotion of the Spear & Jackson brand and the increased sale of more products sourced form the UK.

* Spear & Jackson (Australia) tendered for and retained the account of its largest customer with forecast sales of approximately $5.5 million per annum. Spear & Jackson (New Zealand) was successful in securing a major new customer in the third quarter from which annual sales of up to $0.7 million are anticipated in the forthcoming year.

CUSTOMERS

The Company has a broad customer base with no single customer accounting for greater than 10% or greater of total sales.

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

COMPETITION AND COMPETITIVE CONDITIONS

Each of the Company's divisions operates in mature sectors and under extremely competitive market conditions. This situation has been increasingly exacerbated by the influx of low-cost Far Eastern and third world imports ensuring that the importance of outstanding brand recognition and superior quality and performance is paramount.

The major competition for our hand and garden tools comes not only from the low-cost Far Eastern imitations but also many established companies such as Stanley in hand tools and Fiskars in garden cutting tools, while Ames/True Temper possesses a significant share of the North American lawn and garden tools market. The trend towards cheap Far Eastern products, the shift in customer profile in the United Kingdom from specialized tool distributors to large DIY, or `one-stop shops' and, in the past, a brand equity dilution due to lower levels of marketing and advertising, has placed significant pressures upon the maintenance of market share. Likewise in our French distribution outlet, the ability to compete effectively with suppliers from the Far East is problematic and there have also been significant inroads made by cheaper, lower quality Eastern European products.

Although certain of our competitors are substantially larger than us and have greater financial resources, we believe that we compete favorably with other hand and garden tools companies because of the quality of our products, their pricing and imaginative design, our ability to introduce niche products which are clearly differentiated from competitor offerings and the level of our customer support. Our reputation, customer service and unique brand offerings enable us to build and maintain customer loyalty.

In our New Zealand and Australian distribution units, while price pressure has been exerted through the increasing availability of tools manufactured from within the Pacific Rim, the divisions are well placed to develop their position as recognized and respected tool distributors marketing lines from manufacturers all over the world who do not have, or do not wish to have their own presence in either New Zealand or Australia.

With regard to our metrology operation, Bowers is a relatively small player compared to its major competitors such as Mitutoyo, and, as such, is less able to offer a complete product range. In addition, its traditionally heavy reliance on the North American economy, the threat offered by low price Chinese imports and the decline in availability of high-skilled engineers in the United Kingdom, has directed the company's product ranges towards the "high technology" market segment. Patented digital technology has staved off domination from Chinese manufacturers while in certain areas, such as bore-gauging, the complexity and quality of the design has meant that Chinese competition has been insignificant. Indeed Bowers is recognized as a global leader in the precision bore gauge market.

Eclipse Magnetics mirrors a similar picture with a great deal of competition coming from Europe and the Far East. The launch of quality, high-standard products at competitive prices is anticipated to maintain and increase the Eclipse Magnetics market share.

Although one of the smaller divisions within the group, Robert Sorby is a world leader in turning tools, competing with the likes of Henry Taylor and Pfeil. It is a premier manufacturer of high specification tools within the niche wood-working tools market and seeks to differentiate itself from the large number of manufacturers producing DIY type woodworking tools through quality, design and brand.

EMPLOYEES

The number of persons employed by the Company and its wholly owned subsidiaries at September 30, 2004, 2003 and 2002 were 755, 764 and 843 respectively. 339 of the Company's employees are subject to union agreements. Our Company's union contracts with Neill Tools at the Company's Atlas and Wednesbury UK sites fall due for negotiation in January 2005 and the agreements with the Bowers workforce at Bradford in the UK become due in July 2005. The Company believes its relationship with employees is good.

CAPITAL EXPENDITURE

Capital expenditure in the years ended September 30, 2004, 2003 and 2002 was $7.1 million, $2.9k million and $1.4 million respectively. Capital expenditure in the year ended September 30, 2004 related to the purchases of property in Wednesbury, England ($3.2 million), and Boca Raton ($3.3 million). The remaining $0.6 million was incurred in the updating of manufacturing plant and equipment and the further automation of the Company's manufacturing facilities. Capital expenditure in the forthcoming financial year is expected to be approximately $1.4 million and will be used to improve the Company's existing facilities, expand its manufacturing capabilities and increase productivity.

INTELLECTUAL PROPERTY

Our ability to compete effectively depends in part on the protection of our license patents, designs and trademarks, which are used in the design, marketing and sales of our many products. We can provide no assurance to investors that the patents and trademark licensed by us will not be challenged, invalidated, or circumvented by other manufacturers.

The Company has approval for three patents and is awaiting approval for ten others. The filing dates for these patents range between June 1999 and January 2004, and the expiration dates will, therefore, occur 20 years after these original dates of application. These patents are registered in Great Britain, Canada, Hong Kong and Taiwan and relate to tools produced by the Company and to specific mechanisms utilized in certain products manufactured by the Company.

In addition, the Company has 415 trade marks and 64 designs registered throughout the world. The renewal dates for the trade marks range from December 2004 to December 2018. The registered designs fall due for renewal between January 2005 and March 2009.

The designs to which the Company currently maintains rights comprise 8 registered designs issued by the United States, 1 registered design issued by Canada, 33 registered designs issued by Great Britain, 12 registered designs issued by Taiwan, 4 registered designs issued by China, 3 registered designs issued by France, 1 registered design issued by New Zealand, 1 registered design issued by Australia, and 1 registered design issued by India. The registered designs relate to certain tools manufactured by the Company.

INFORMATION AVAILABLE ON SPEAR & JACKSON WEBSITE

We make available on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The Company's internet address is http://www.spear-and-jackson.com.

These documents are also available in print to any shareholder who requests by sending a letter addressed to the Secretary of the Company.

ITEM 2.  PROPERTIES

Our principal executive office is located at 6001 Park of Commerce Boulevard, Suite 2, Boca Raton, Florida 33487, comprising a warehouse and administration facility of 30,000 square feet on a 7.9 acre site.

The property was purchased in March 2004. As discussed in note 8 (a) to the Financial statements, following the removal from office of the Company's former CEO, the current Board, in conjunction with the Corporate Monitor, has performed a detailed review of its U.S. sales and distribution strategy. As a result, the original initiative of setting up a central distribution unit in Florida has been deferred. The property has now been offered for sale.

We operate from eight sites in the United Kingdom one site in France and New Zealand and four sites in Australia. Six of such locations are plant facilities and the remainder are office and distribution facilities. Five of the locations are owned and the remaining nine are occupied under leases of varying lengths.

The UK owned locations comprise:

*   Neill Tools, Atlas site, Sheffield, England
*   Spear & Jackson Garden Products site, Wednesbury, West Midlands, England
*   Robert Sorby site, Sheffield, England
*   Bowers Metrology site, Bradford, England

The French manufacturing and distribution facility is located in St Chamond.

The leasehold sites and their respective lease periods, date of expiry of lease and annual lease rentals are as follows:
                                                                       Annual
                                   Lease                            Lease Rental
 Occupier/Location                 Period       Expiry of Lease        $'000
 -----------------                 ------       ---------------     ------------
 UK
 Eclipse Magnetics, Sheffield
 England                          25 years      June 2011                320

 Coventry Gauge, Poole Dorset
 England                          20 years      June 2009                117

 Robert Sorby, Doncaster
 England                          10 years      May 2009                  22

 Bowers Metrology, Hampshire
 England                          10 years      August 2012              135

 AUSTRALIA
 Victoria Building
 Dandenong South
 Australia                        12 years      December 2015            156

 Welshpool, Australia             10 years      January 2005              28

 Wetherill Park, Australia        Annually      May 2005                  14

 West Terrace, Adelaide
 Australia                        3 years       February 2007              7

 NEW ZEALAND
 Avondale
 Auckland, New Zealand            12 years      November 2005             34

The square footage of the above properties ranges from 3,000 to 240,000 square feet.

We consider all of our properties as suitable and adequate to carry on our business. We also believe that we maintain sufficient insurance coverage on all of our real and personal property.

We do not lease or own any other real property.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is currently involved in a legal action with the former managing director of Spear & Jackson plc concerning the amount of severance compensation payable following his dismissal as part of a management reorganization program in September 2002. The outcome of this action will not be known until the year ended September 30, 2005 but the Company expects that the amounts provided in respect of the dispute will be adequate to cover any amounts payable should the Company's defence be unsuccessful.

On April 15, 2004, the US Securities and Exchange Commission filed suit in the US District Court for the Southern District of Florida, against the Company and Mr. Dennis Crowley, its then Chief Executive Officer/Chairman, among others, alleging violations of the federal security laws. Specifically with regard to the Company, the SEC alleged that the Company violated its registration, anti-fraud and reporting provisions. These allegations arise from the alleged failure of Mr. Crowley to accurately report his ownership of the Company's stock, and his alleged manipulation of the price of the Company's stock through the dissemination of false information, allowing him to profit from sales of stock through nominee accounts. On May 10, 2004, the Company consented to the entry of a preliminary injunction, without admitting or denying the allegations of the SEC complaint.

In addition, the Court has appointed a Corporate Monitor to oversee the Company's operations. Further to Mr. Crowley consenting to a preliminary injunction, the Court's Order also temporarily bars Mr. Crowley from serving as an officer or director of a public company and prohibits him from voting or disposing of Company stock. The Company's Board of Directors has also suspended Mr. Crowley from all positions he occupied as an officer or director. The Company is cooperating with the Monitor and the continuing SEC investigation.

Subsequent to the SEC action, a number of class action lawsuits have been initiated in the US District Court for the Southern District of Florida by Company shareholders against the Company, Sherb & Co. LLP, the Company's former independent auditor, and certain of the Company's directors and officers, including Mr. Crowley and Mr. William Fletcher, the Company's CFO. These suits allege essentially the same claims as the SEC suit, and seek unspecified damages. The Company has not yet responded to the suits, and likely will not until they have been consolidated and lead counsel appointed for the Class. It is impossible at this time to ascertain the ultimate legal and financial liability or whether these actions, as well as the SEC action, will have a material adverse effect on the Company's financial condition and results of operation.

The Company has been pursuing settlement negotiations with the SEC and Mr. Crowley to reach a resolution with the SEC as well as Mr. Crowley. The Company has now entered into a Stock Purchase Agreement with PNC Tool Holdings LLC ("PNC") and Dennis Crowley, the sole member of PNC. Mr. Crowley is the former Chief Executive Officer, President and Chairman of the Board of the Company. Under the Stock Purchase Agreement, the Company will acquire, for $100, 6,005,561 common shares of the Company held by PNC, which represents approximately 51.1% of the outstanding common shares of the Company and which constitutes 100% of the common stock held by such entity. The parties have also executed general releases in favor of each other subject to the fulfillment of the conditions of the Stock Purchase Agreement.

Mr. Crowley has entered into a Consent to Final Judgment of Permanent Judgment with the Securities and Exchange Commission, without admitting or denying the allegations included in the complaint, which requires a disgorgement and payment of civil penalties by Mr. Crowley consisting of a disgorgement payment of $3,765,777 plus prejudgment interest in the amount of $304,014, as well as payment of a civil penalty in the amount of $2,000,000.

The Company has also entered into a Consent to Final Judgment of Permanent Injunction with the Securities and Exchange Commission pursuant to which the Company, without admitting or denying the allegations included in the complaint filed by the Commission, consented to a permanent injunction from violations of various sections and rules under the Securities Act of 1933 and the Securities Exchange Act of 1934.

The Stock Purchase Agreement is not effective until formal approval of the Consents by the Securities and Exchange Commission, as well as approval by the U.S. District Court for the Southern District of Florida of the settlement of that certain litigation captioned SEC v. Dennis Crowley, Spear & Jackson, Inc., International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva (Case
No: 04-80354-civ-Middlebrooks). The Stock Purchase Agreement is also conditioned on the Company receiving the benefit of the disgorgement and civil penalty funds paid by Crowley.

As a result of the contemplated stock purchase, the stockholders of the Company will have their percentage stock interest increase correspondingly with the return of the Spear & Jackson shares to the Company by PNC. Jacuzzi Brands, Inc., which is a beneficial owner of 3,543,281 shares of common stock, will have its interest in the Company increase to approximately 61.2% of the outstanding common stock.

Such percentage stock increases are not necessarily permanent as the Company may subsequently reissue these shares, wholly or in part, for legitimate business purposes.

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

Additionally, the Company is, from time to time, subject to legal proceedings and claims arising from the conduct of its business operations, including litigation related to personal injury claims, customer contract matters, employment claims and environmental matters. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts accrued or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the final quarter of our fiscal year ended September 30, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our shares are currently trading on the OTC Bulletin Board under the stock symbol SJCK. Our shares began trading on the OTC Bulletin Board on November 17, 2001. The following table sets forth for the periods indicated the range of the high and low sales price.

                  Fiscal 2004 - Stock Price        Fiscal 2003 - Stock Price
                  -------------------------        -------------------------
                  High $              Low $        High $              Low $
                  ------              -----        ------              -----
First Quarter      6.40               3.25          4.15               2.60
Second Quarter     5.53               2.58          5.89               3.37
Third Quarter      3.15               1.10         15.99               5.40
Fourth Quarter     1.85               1.10         15.75               4.30
Year               6.40               1.10         15.99               2.60

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS OF COMMON STOCK

As of September 30, 2004 there were 22 record owners of our common stock and approximately 1,152 beneficial owners of our common stock.

DIVIDENDS

We have not paid or declared any dividends on our common stock and do not intend to do so for the foreseeable future. Any earnings will be retained by the Company and used to expand the Company's existing operations.

Future dividend policy will depend on:
* our earnings
* capital commitments
* expansion plans
* legal or contractual limitations
* financial conditions and
* other relevant factors

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
                                      -----------------------    ---------------------    -----------------------
Equity compensation plans approved
by security holders                             0                          0                         0

Equity compensation plans not
approved by security holders                    0                          0                         0

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below in respect of the Consolidated Statements of Operations for the years ended September 30, 2004, 2003, and 2002 and the consolidated financial data relating to the Consolidated Balance Sheets as at September 30, 2004 and 2003, have been derived from the audited consolidated financial statements of Spear & Jackson, Inc. included elsewhere herein. The selected consolidated data in respect of the Consolidated Statement of Operations for the year ended September 30, 2001 and the consolidated financial data pertaining to the Consolidated Balance Sheets at September 30, 2002 and September 30, 2001 have been derived from audited consolidated financial statements of Spear & Jackson, Inc. that are not included herein. Consolidated financial information in respect of the year ended September 30, 2000 has been compiled from US GAAP consolidated financial statements that have not been subject to audit under applicable US GAAS.

                                                          AS OF AND  FOR THE FISCAL YEARS ENDED SEPTEMBER 30,

                                                    2004           2003          2002          2001           2000
                                                ------------   ------------   -----------   -----------   -----------
                                                                                                           UNAUDITED
CONSOLIDATED STATEMENTS OF
OPERATIONS:

Net sales                                       $    101,179   $     91,845   $    87,886   $    95,462   $   123,529
Cost and Expenses:
    Cost of goods sold                                68,685         62,947        61,954        68,049        78,113
    Operating costs and expenses                      30,550         22,534        27,250        27,375        38,382
    Other net expense                                   116            101            96        13,788           410

                                                ------------   ------------   -----------   -----------   -----------
Income (loss)  from continuing
    operations before income taxes                     1,828          6,263        (1,414)      (13,750)        6,624
Provision for income taxes                            (1,205)        (1,497)         (948)          226        (2,346)
                                                ------------   ------------   -----------   -----------   -----------

Net income (loss) from continuing
  operations                                             623          4,766        (2,362)      (13,524)        4,278
                                                ------------   ------------   -----------   -----------   -----------

Discontinued operations                                 (187)          (150)       (1,150)            -             -
                                                ------------   ------------   -----------   -----------   -----------
Net income (loss)                               $        436   $      4,616   $    (3,512)  $   (13,524)  $     4,278
                                                ============   ============   ===========   ===========   ===========

Basic and diluted net income (loss) per share:

From continuing operations                      $       0.05   $       0.40   $     (0.58)  $     (3.82)  $      1.21

From discontinued operations                    $      (0.02)  $      (0.01)  $     (0.28)  $      0.00   $      0.00
                                                ------------   ------------   -----------   -----------   -----------
                                                $       0.03   $       0.39   $     (0.86)  $     (3.82)  $      1.21
                                                ============   ============   ===========   ===========   ===========

Weighted average shares outstanding               11,741,122     11,988,930     4,100,071     3,543,281     3,543,281
                                                ============   ============   ===========   ===========   ===========


CONSOLIDATED BALANCE SHEETS:

Working capital (note 4)                        $     28,821   $     28,273   $    21,789   $    24,637   $    26,003
Other assets (note 4)                           $     35,335   $     30,628   $    28,934   $    27,388   $    40,063
Other liabilities                               $     34,717   $     27,049   $    21,419   $    11,573   $     1,377
Stockholders' equity                            $     29,439   $     31,852   $    29,304   $    40,452   $    64,689


NOTES                                                 3                            2             1


1. The Consolidated Statements of Operations for the years ended September 30, 2000 and 2001 contain the results of the Company's Industrial Saws Division that was sold in March 2001. Similarly, the net assets of this Division are included in the Consolidated Balance Sheet disclosures at September 30, 2000.

2. On September 6, 2002 Spear & Jackson, Inc. acquired Megapro Tools, Inc. and its subsidiaries ("Megapro") via a reverse takeover. The results and net assets of Megapro are included in the Consolidated Statements of Operations and the Consolidated Balance Sheet from that date until the date of Megapro's disposition on September 30, 2003. The results of Megapro are presented in the Consolidated Statements of Operations as discontinued operations.

3. Working capital comprises current assets, excluding any deferred income tax assets, less current liabilities. Other assets comprise property, plant and machinery, deferred income tax assets, and investments.

4. For consistency of presentation, the current portion of deferred income tax assets is shown within "Other assets".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report (including the information in this discussion) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations, and are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Terminology such as "may", "will", "should", "believes", "estimates", "plans", "expects", "attempts", "intends", "anticipates", "could", "potential" or "continue", the negative of such terms, or other comparable terminology, are intended to identify forward-looking statements.

RISK FACTORS

Historically, growth has been achieved by the development of new products, strategic acquisitions and expansion of the Company's sales organization. There can be no assurance that Spear & Jackson, Inc. will be able to continue to develop new products, effect corporate acquisitions or expand sales to sustain rates of revenue growth and profitability in future periods. Any future success that the Company may achieve will depend upon many factors including factors that may be beyond the control of the Company or which cannot be predicted at this time. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations. Uncertainties and factors that could cause actual results or events to differ materially from those set forth or implied include, without limitation:

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

OVERVIEW

Overall, although sales for the year ended September 30, 2004 show an increase over those recorded for the equivalent period last year, there has been a significant decrease in operating profitability.

Sales for the year ended September 30, 2004 increased by approximately $9.4 million (10.2%) over the previous year, primarily attributable to favorable currency exchange fluctuations in the year offset by sales volume decreases. While improvements in sales volumes were recorded in the UK trading divisions, these were offset by the continued impact of the loss, in late 2003, of a major Australian customer, the negative impact in certain export markets of the weak US dollar, soft domestic demand, lack of optimism in the capital goods manufacturing sector and fragile customer confidence following the removal from office of the Company's former Chief Executive Officer.

Gross profit was 32.1% for the year ended September 30, 2004 compared to 31.5% for the prior year. Margins have been adversely affected by increases in prices for our principal raw materials of steel, plastic, cobalt and nickel, increases in basic utility charges which form a key part of our manufacturing costs and the movement towards factored product, which has a lower contribution, in preference to own manufactured items. The negative impact of these factors has been counterbalanced, however, by stronger sales mix, the flow-through benefits of the "direct to market" sales strategy and the successful disposal of slow moving inventories at amounts above written down value. The upward pressure on steel prices caused by strong demand from China shows no signs of easing and is likely, therefore, to remain an adverse influence on margins in the short term.

Selling, general and administrative expenses have increased by $8.0 million (35.6%) in the year. Key factors here include: the additional costs associated with the set up of the enhanced UK and US sales infrastructure; continuing UK distribution cost overruns; the impact of adverse movements in the US $/sterling cross rates in the period and general inflationary increases. As an additional factor, certain one time savings experienced in 2003 have not been repeated in 2004. These include such items as: the settlement of senior employee termination liabilities at amounts less than expected ($0.6 million), bad debt recoveries in quarter 1 of 2003 ($0.1 million), one-off car leasing credits ($0.2 million) and tax dispute settlements at amounts less than anticipated ($0.2 million).

In addition, corporate head office costs in the US have significantly increased as a result of the legal and professional fees, monitor costs and associated expenses incurred in connection with the US Securities and Exchange Commission's suit against the Company and its former Chief Executive Officer. Head office salary costs have fallen as a result of the removal of the Company's former CEO but this reduction has not been sufficient to absorb the increases in legal fees in the period.

The Company believes that the level of overheads incurred in the twelve months ended September 30, 2004 will be maintained in the short term. Various initiatives are, however, being implemented to reduce the levels of sales and distribution costs in future periods. Additionally, on the assumption of a prompt settlement of the Company's SEC and other related litigation issues, decreases in administration costs should follow in future periods as a result of decreases in legal and professional costs.

As a result of the decrease in sales volumes and higher overhead costs offset by gross margin improvements the Company's operating income decreased by $4.42 million (69.4%) from $6.4 million in 2003 to $1.94 million in 2004.

The Company's management believes, however, that conditions are showing signs of improvement in certain of our markets, and this is borne out by the strong trading performance in the last quarter of the year.

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

A new managing director was appointed in quarter 1 to lead our Australasian operations. His initial responsibility was to regain market share through increased sales to the existing customer base and the establishment of new customer contacts so that the adverse effect on sales revenues of the loss of a major customer can be mitigated as far as possible. Sound trading relationships with certain major customers have been re-established with the intention that sales opportunities can be maximized going forward. A significant new customer has been secured in New Zealand and the Australian division's largest customer has been retained following a successful tender process. It is now anticipated that the Australasian companies will return to profitability in the forthcoming year after incurring a significant operating loss in the year ended September 30, 2004.

These restructuring costs and other initiatives, together with continued investment in new capital equipment in the UK, are anticipated to achieve improved efficiencies and reduced labor costs with corresponding improvements in the ongoing profitability of the Company from quarter 2 of Fiscal 2005 onwards.

In addition to the above reorganization programs, the Company has also invested significantly in the acquisition of land and buildings in the UK in the year ended September 30, 2004. In October 2003, through our UK subsidiary Spear & Jackson Garden Products Limited, we acquired, for $3.2 million, the land and buildings occupied by our garden tools division in Wednesbury, England. Subsequent to this Spear & Jackson Garden Products Limited signed, on December 9, 2004, a conditional contract for the sale, for (pound)2.8 million (approximately $5.3 million), of the excess element of this site. The agreement was conditional upon the buyer entering into binding contracts for the acquisition of the adjoining property. These conditions were satisfied early in 2005 and the contract for sale was formally completed on January 28, 2005. This will enable us to plan future UK garden tool strategies with more certainty.

In March 2004, we also purchased through our wholly owned subsidiary, S&J Acquisition, Corp., warehouse premises in Boca Raton, Florida for $3.3 million (including preliminary fit out costs). Following the removal of the Company's former CEO, the current board, in consultation with the Corporate Monitor, has performed a detailed review of its US sales and distribution strategy. As a result, the original initiative of setting up a central distribution unit in Florida for the company's North American sales operations has been deferred. The warehouse has been placed for sale and is accordingly presented as an asset held for resale in the Company's consolidated balance sheet. The directors do not anticipate that the sale will result in any significant loss to the Company and the sales proceeds derived from the sale will be available for investment in alternative US sales strategies and other key initiatives within the group.

The removal by the SEC, in April 2004, of Dennis Crowley as Company CEO and the initiation of legal proceedings against the Company and certain of its directors had a debilitating effect on the Company's operating focus.

The Company has been pursuing settlement negotiations with both the SEC and Mr. Crowley to reach a resolution with both parties.

As part of such settlement negotiations the Company has now entered into a Stock Purchase Agreement with PNC Tool Holdings LLC ("PNC") and Dennis Crowley, the sole member of PNC. Under the Stock Purchase Agreement, the Company will acquire, for $100, 6,005,561 common shares of the Company held by PNC, which represents approximately 51.1% of the outstanding common shares of the Company at December 31, 2004, and which constitute 100% of the common stock held by such entity. The parties have also executed general releases in favor of each other subject to the fulfilment of the conditions of the Stock Purchase Agreement.

Mr. Crowley has entered into a Consent to Final Judgment of Permanent Judgment with the Securities and Exchange Commission, without admitting or denying the allegations included in the complaint, which requires a disgorgement and payment of civil penalties by Mr. Crowley consisting of a disgorgement payment of $3,765,777 plus prejudgment interest in the amount of $304,014, as well as payment of a civil penalty in the amount of $2,000,000.

The Company has also entered into a Consent to Final Judgment of Permanent Injunction with the Securities and Exchange Commission pursuant to which the Company, without admitting or denying the allegations included in the complaint filed by the Commission, consented to a permanent injunction from violations of various sections and rules under the Securities Act of 1933 and the Securities Exchange Act of 1934.

The Stock Purchase Agreement is not effective until formal approval of the Consents by the Securities and Exchange Commission, as well as approval by the U.S. District Court for the Southern District of Florida of the settlement of that certain litigation captioned SEC v. Dennis Crowley, Spear & Jackson, Inc., International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva (Case
No: 04-80354-civ-Middlebrooks). The Stock Purchase Agreement is also conditioned on the Company receiving the benefit of the disgorgement and civil penalty funds paid by Crowley.

The Company expects that, in the short term, resolution, of the remaining approval issues will enable management to refocus its energies on implementing the key strategies of the business and will allow the Company to move forward free from the operational uncertainties associated with this legal action.

RESULTS OF OPERATIONS

GENERAL

The results discussed below compare the years and quarters ended September 30, 2004, 2003 and 2002. As explained in note 3 to the financial statements, the acquisition of Spear & Jackson plc and Bowers Group plc (together "S&J") by Megapro Tools, Inc. (now Spear & Jackson, Inc.) on September 6, 2002 has been accounted for as a reverse acquisition. In these financial statements, S&J is the operating entity for financial reporting purposes and the financial statements for all periods represent S&J's financial position and results of operations.

The operating results and net assets of Megapro Tools, Inc. and its subsidiary companies are included in the consolidated financial statements from September 6, 2002, the date of its deemed acquisition, until September 30, 2003, the effective date of the disposition of the Megapro screwdriver division.

The disposition of the Megapro companies followed a review of the screwdriver division by the directors of Spear & Jackson, Inc. from which it was determined that the screwdriver division was not a core activity. As a result of the sale, the Megapro business has been disclosed in the consolidated financial statements for the years ended September 30, 2004, September 30, 2003 and September 30, 2002 as a discontinued operation.

The disposition of the screwdriver division was undertaken by Neil Morgan, who was then heading up the division, to a separate group, which included Mr. Morgan, and in exchange for which the Company received promissory notes and other receivables from management of $0.3 million as well as discharge of a loan in the amount of approximately $0.1 million owed by the Company to Neil Morgan. The assets disposed of had a net book value of approximately $0.4 million.

The Company believes that no specific authorization was afforded to the Company's management at the time of the disposition to formally dispose of the Company's screwdriver division assets pending approval by the Board of Directors of the Company. The Company's current management has reviewed the terms of the transaction, as well as evaluating the receivable and the assets purportedly conveyed, to consider its course of action in this matter and has resolved that, as at September 30, 2004, a further provision of $0.2 million should be made against the carrying value of the amounts receivable from the acquirers in addition to the $0.1 million already provided as potentially irrecoverable in 2003. The Company's evaluation of the circumstances of the disposition and the potential claims against Mr. Morgan and the transferee was already underway at the time that the SEC proceedings commenced in April 2004.

The Company plans to challenge the manner in which the screwdriver division was disposed of by Mr. Morgan and expects to commence a legal action against Mr. Morgan and the third party purchaser of the assets of the division.

SUMMARY

A summary of the results of operations is as follows:

                                  Years Ended                Quarters Ended
                                  September 30                September 30
                            -----------------------      ----------------------
                            2004      2003     2002      2004     2003     2002
                             $m        $m       $m        $m       $m       $m
                            ----      ----     ----      ----     ----     ----

Sales                       101.2     91.8     87.9      24.4     19.8     21.9
                            -----     ----     ----      ----     ----     ----

Gross profit                 32.5     28.9     25.9       8.6      5.7      6.5
Operating costs              30.6     22.5     27.2       7.4      5.7      9.3
                            -----     ----     ----      ----     ----     ----
Operating income (loss)       1.9      6.4     (1.3)      1.1        -     (2.8)
Other income/(expenses)      (0.1)    (0.1)    (0.1)        -     (0.1)     0.1
Provision for taxes          (1.2)    (1.5)    (0.9)     (0.4)     0.3     (0.4)
Discontinued operations      (0.2)    (0.2)    (1.2)     (0.2)    (0.2)    (1.2)
                            -----     ----     ----      ----     ----     ----
Net income (loss)             0.4      4.6     (3.5)      0.5      0.0     (4.3)
                            =====     ====     ====      ====     ====     ====

SALES

2004 COMPARED TO 2003

Sales from continued activities increased by $9.4 million (10.2%) from $91.8 million in the year ended September 30, 2003 to $101.2 million for the year ended September 30, 2004. Sales of $24.4 million for the quarter ended September 30, 2004 were $4.6 million (23.2%) higher than sales of $19.8 million recorded for the comparable period last year.

The net increase in sales for both the year and quarter ended September 30, 2004 over the comparable periods in the prior year is analyzed as follows:

                                                 Year              Quarter
                                                 ended             ended
                                                 September 30,     September 30,
                                                 2004              2004
                                        Note     $m                $m
                                        ----     -------------     -------------

Effect of exchange rate movements       (a)      12.8              2.0
Sales volumes (decreases)/increases     (b)      (3.2)             2.4
(Increased)/decreased rebates           (c)      (0.2)             0.2
                                                 ----              ---
                                                  9.4              4.6
                                                 ====              ===

Analyzed by principal business segment, the net revenue increase over prior periods can be summarized as follows:-

                                                 Year              Quarter
                                                 ended             ended
                                                 September 30,     September 30,
                                                 2004              2004
                                        Note     $m                $m
                                        ----     -------------     -------------
a)  Hand and garden tools

    Effect of exchange rate movements   (a)      10.2              1.4
    Sales volume (decreases)/           (b)      (3.4)             2.0
    increases
    Rebates                             (c)      (0.2)             0.2
                                                 ----              ---
                                                  6.6              3.6
                                                 ----              ---
b)  Metrology tools

    Effect of exchange rate movements   (a)       1.6              0.4
    Sales volume increases                        0.2              0.2
                                                 ----              ---
                                                  1.8              0.6
                                                 ----              ---
c)  Magnetic products

    Effect of exchange rate movements   (a)       1.0              0.2
    Sales volume increases              (b)        -               0.2
                                                 ----              ---
                                                  1.0              0.4
                                                 ----              ---
    Total                                         9.4              4.6
                                                 ====              ===

Notes:

(a) The functional currency of the majority of the group's revenues is sterling and the variation in the US$/(pound) cross rate in both the year and the quarter ended September 30, 2004 compared to the comparable periods last year has had a significant favorable impact on the US dollar value of the group's sales. The average cross rates in the periods under review can be summarized as:

                                                  Average Cross Rates
                                        ----------------------------------------
                                        2004            2003          % Movement
                                        ----            ----          ----------
    Year ended September 30             1.787           1.597            +11.9%
    Quarter ended September 30          1.788           1.614            +10.8%

(b) Business conditions in most of our end markets remained challenging as a result of depressed demand, the intense competition from competing suppliers in a number of our product ranges and the adverse effect of weak US dollar in a number of our export markets. Additionally, although the Company strategy to aggressively promote our product continues, increased expenditure in the current year on expanding and strengthening the sales and marketing infrastructure, while now showing an improvement in the level of sales, is still not sufficient to fully absorb the increase in overhead on the previous year.

    Within the hand and garden products segment, despite difficult trading conditions both the Neill Tools and Robert Sorby divisions showed aggregate sales volume increases for both the quarter ($2.3 million (26.4%)) and the year ($4.1 million (9.9%)) ended September 30 2004 compared to the comparable periods last year. Furthermore, the Neill Tools 2004 sales volume increase has been achieved despite the cessation of trade with Toolbank, a major UK wholesaler, to whom Neill Tools sold $2.8 million of product in the year ended September 30, 2003.

    However, the sales volume increases achieved in Neill Tools and Robert Sorby were exceeded by sales volume decreases in the Australia and New Zealand divisions (a $0.4 million (13.6%)) shortfall in quarter 4, 2004 and a $7.4 million (37.4%)) fall for the year). The Australian sales shortfall in 2004 compared to 2003 is primarily attributable to the loss of a major customer to whom significant sales were made in the first three-quarters of 2003.

    Similar market pressures were prevalent in the metrology, magnetic products segments and in the Company's French subsidiary but volumes were largely maintained with both divisions generating a marginal sales volume increase by the end of the year.

(c) The level of rebates has increased in 2004 as a result of both increased sales and changes in customer profile within the Neill Tools division together with the benefits experienced in 2003 which accrued from certain customers not triggering higher rebate levels not being repeated in the current year.

    Sales rebates charged in the year ended September 30, 2004 amounted to $3.6 million and $1.0 million of rebates were expensed in the quarter ending on that date. Assuming similar sales volumes and customer mix, the Company anticipates that this level of rebate will be maintained in future periods.

2003 COMPARED TO 2002

Sales from continuing activities increased by $3.9 million (4.5%) from $87.9 million in the year ended September 30, 2002 to $91.8 million in the twelve months ended September 30, 2003. For the quarter to September 30, 2003, sales decreased from $21.9 million in 2002 to $19.8 million in 2003, a decrease of $2.1 million (9.6%).

The net increase/(decrease) in sales in both the year and quarter ended September 30, 2003 is analyzed as follows:

                                                 Year ended        Quarter ended
                                                 September 30,     September 30,
                                                 2003              2003
                                        Note     $m                $m
                                        ----     -------------     -------------
Effect of exchange rate movement        (a)       9.6               1.6
Sales volume decreases                  (b)      (5.3)             (3.7)
Increased rebates                       (c)      (0.4)                -
                                                 ----              ----
                                                  3.9              (2.1)
                                                 ====              ====

Notes:

(a) As referred to above in the comparison of Fiscal 2004 to Fiscal 2003, the variation in the US$/pound cross rate in the year ended and quarter ended September 30, 2003 compared to the same periods of the prior year had a significant favorable impact on the US dollar value of the group's sales. The average cross rates in the periods under review can be summarized as:

                                                  Average Cross Rates
                                        ----------------------------------------
                                        2003            2002           %Movement
                                        ----            ----           ---------
    Year ended September 30             1.597           1.469            +8.71%
    Quarter ended September 30          1.614           1.551            +4.06%

(b) Business conditions in most of our end markets became increasingly challenging through 2003, as a result of a softening of demand, increased competition from rival suppliers in a number of our product ranges and the detrimental effect of a weakening US Dollar on our export business. More specifically, sales were also diluted by reduced sales in the UK following management's decision to cease trading with a major tool wholesaler, Toolbank. Toolbank revenues from October 1, 2002 to the cessation of trade in April 2003 were $2.8 million (year ended September 30, 2002 $6.6 million). Sales suffered while new trading relationships were being built but despite the reduction in gross sales revenue there was no adverse effect on margin.

(c) The level of rebates increased in 2003 principally as a result of changes in the UK customer profile following the change in the route to market, together with increased sales, especially in our Australian operations where sales volumes increased by $1.8 million.

SEGMENTAL REVIEW OF SALES

We aim to maintain and develop the sales of our businesses through the launch of new products, the improvement of existing items and the continued marketing of our portfolio of brands in order to retain and gain market share.

Sales and revenue details on a segment basis are as follows:

NEILL TOOLS

2004 COMPARED TO 2003

Revenues for the year to September 30, 2004 of $44.4 million showed an improvement of $6.9 million (18.3%) over last year's revenues of $37.5 million. This increase was attributable to favorable exchange movements of $4.6 million, and increased volumes of $3.4 million offset by an increase in sales rebates of $1.1 million.

While the division has experienced another demanding year, the decision implemented in July 2003 to cease trading with its major UK wholesale customer, Toolbank, and to deal with its customers on a direct basis, has reaped benefits and has enabled the division to re-establish links with its customer base. The increased UK sales have been partially offset however, by the weakening dollar which has continued to have a detrimental effect on sales into certain export markets which are linked to that currency. To counteract this decline in price competitiveness, margins have been reduced in some regions in order to achieve substantial fixed volume orders. In other areas, such as the Middle East, for example, the division received increased orders for metal cutting blades due to a major competitor experiencing financial difficulties, and hand tool sales and orders strengthened as a result of the proliferation of rebuilding projects following the recent conflicts in Iraq.

The Company continues to invest in new product development, improved overseas distribution and the marketing of group product through our overseas subsidiaries.

The 'Predator' woodsaw range has been revitalized in the year and sales order intake has exceeded all expectations with the woodsaw department operating on a three shift basis to meet demand. Investment in new plant will be undertaken in the forthcoming quarter to ensure that this level of output can be sustained. Likewise, the division has successfully secured business with two major UK builders merchants for woodsaws and contractors' tools. The introduction of hand power tools into the UK market under the S&J brand has generated approximately $1.8 million of sales in the year and it is hoped to expand upon this in the forthcoming financial year by selling these products throughout continental Europe.

While sales are improving, divisional management is fully appreciative of the shrinking UK manufacturing base and the threat from low-cost, Far Eastern economies. Manufacturing costs have remained high and, in order to compete effectively in a global market, alternative sources of supply are being sought.

The control of costs, especially increased distribution costs associated with the change in customer delivery requirements, has become a major priority. A strategic plan to reduce the cost of manufacturing and distribution is well under way to improve the division's profitability.

2003 COMPARED TO 2002

Sales for the year ended September 30, 2003 were $1.7 million (4.4%) less than those in the year ended September 30, 2002, with volume decreases of $5.8 million (including sales reductions arising from a cessation of trade with a major wholesaler - see below), offset by favorable exchange rate variances of $3.2 million and a decrease in sales rebates of $0.9 million.

The division experienced a very demanding year with considerable change and restructuring at all levels. During July 2003 Neill Tools confronted a long-standing issue regarding its relationship with its major wholesale customer, Toolbank. Toolbank, as Neill Tools' largest single customer, had progressively positioned itself to become not only a customer but also a competitor. A strategic decision was therefore taken to cease trading with Toolbank and deal with its customers on a direct basis.

Neill Tools' management recognized that the division's sales would initially suffer while new relationships were being built but that it would be in a stronger position moving forward since customer relationships and contacts would be improved and gross margins would be increased by removing the wholesaler. Toolbank sales from October 1, 2003 to cessation of trade in April 2003 were $2.9 million (year ended September 30, 2002 $6.6 million).

The Company was restructured to cope with the demands of its new trading route and during the 3rd and 4th quarters of 2003 the primary focus of the business was to establish direct trading links with its customers. The Company's decision to trade direct was fully supported by its customer base and new business continued to grow.

The division continued to focus on new product development and this strategy saw the launch of new ranges of dry lining tools, hand power tools, air power tools, leather workware, spanners, sockets, screwdrivers and pliers. To further enhance end-user presence a team of dedicated merchandisers was recruited to go direct to stores to ensure that our product was both available and prominently displayed. In addition Neill Tools worked actively in the US market to secure business with national `Big-Box' retailers.

Despite difficult trading conditions, profitability increased thanks to preserved margins and the beneficial effects of the restructuring that took place in the final quarter of September 2002. Significant cost savings and earnings benefits flowed from reorganization and efficiency initiatives in administration and production.

The Company did not neglect its core competencies and a capital investment program of $0.5 million was instigated in the year in new robotic technology to ensure our world class status in our core processes was maintained.

ECLIPSE MAGNETICS

2004 COMPARED TO 2003

Sales for the year increased by $1.0 million (12.3%) from $8.3 million in 2003 to $9.3 million in 2004. The increase is due primarily to favorable exchange differences with sales volumes remaining static.

During this challenging year the division has suffered from the generally depressed industrial economic conditions. Most markets have remained stagnant and the depressed nature of the sector has been exacerbated by the continuing weakness of the US dollar which has challenged margins and reduced competitiveness in comparison to locally based manufacturers.

The standard low technology area of the business continued to be affected adversely by the increased presence of good quality imports from our competitors in China and the Far East, which directly impacted upon our distribution and industrial markets. On top of this, Eclipse has witnessed a 60% increase in the raw material prices of nickel and cobalt, two major alloys used in magnet manufacturing, which has inevitably resulted in margin erosion.

The division's higher added value Applied Magnetics operation continues to flourish, however, showing an 18% sales growth in the year. During the year the Company has refocussed its sales activities towards these higher technology products, particularly materials handling and product separation, to mitigate volume reductions and product discontinuations in its traditional permanent magnets business.

The division continues to offer a high level of quality product and after sales service with emphasis on new products and ranges. The new Optimag standard range launched during the year offers the automotive, automation, and materials handling markets a high performance clamping module for all materials handling applications. Likewise, the Automag oil filtration device, designed to remove all ferrous contamination from oils within manufacturing process lines, was launched and was well received by UK automotive manufacturers. The patented "Ultralift" permanent lifting magnet has increased market share and continues to grow at over 10% per year. During the year new industrial catalog listings were obtained with major distributors in Germany and the USA, building solid foundations for the future.

The main challenges to the business remain the retention of the low technology business with its high quality brand image, to continue to develop the "added value" side of the business with its higher margin sales and to promote the high level of after sales service provided by the Company.

2003 COMPARED TO 2002

Eclipse Magnetics sales for the year ended September 2003 of $8.3 million were little changed from those in the previous year ($8.2 million) with advantageous exchange rate variances of $0.7 million compensating a reduction in sales volumes of $0.6 million.

The Eclipse Magnetics markets reflected the still some-what depressed global industrial economic conditions. During this challenging year the division refocused its sales activities towards higher technology, value added products, at the same time underpinning these new sales areas with its core product offerings within its traditional low technology markets.

New product development continued with the introduction of patented lifting magnets, specialized separation equipment and specialized magnetic materials for industrial applications. Despite sluggish revenues, gross margins improved due to greater emphasis on higher-margin products, changes in manufacturing methods and efficiency improvements. The restructuring exercise carried out in 2002 reaped significant benefits with regard to margin improvement and a 20% decrease in fixed costs.

ROBERT SORBY

2004 COMPARED TO 2003

Sales for the year have increased by $1.2 million (29.8%), rising from $3.9 million in 2003 to $5.1 million in 2004. The increase is due to increased volume growth of $0.7 million and favorable exchange rates of $0.5 million.

The division has had a successful year with substantial sales volume growth. Despite the weak US dollar, sales into North America have remained buoyant in the year. This strong overseas sales performance has been able to compensate for a flat UK market where demand has been depressed.

In the soft UK market, the main thrust has continued to be the promotion of lathes, lathe chisels and lathe chucks where the division occupies an increasingly strong position. The introduction of the new DVR lathe in the first quarter impacted very strongly on subsequent periods' results and we anticipate this trend will continue. This introduction was supported by heavy promotional activity including consumer advertising, consumer literature and in-store demonstrations. Other product sales have flowed through as a result of this activity.

As with other divisions, Robert Sorby has suffered through the weakness of the US dollar as a high percentage of business is generated in North America. This position was exacerbated by the closure of a major customer in November 2003. However the loss of the customer and the negative impact of a weak dollar have been compensated by an increase in business with other dealers and the Company anticipates that, in the long term, this broadening of the customer base will prove to be a major benefit.

2003 COMPARED TO 2002

Robert Sorby sales in the year ended September 30, 2003 showed an increase of $0.3 million (6.9%) compared to revenues in the twelve months ended September 30, 2002, comprising favorable exchange variances of $0.3 million and minimal adverse volume variances.

The UK market performed strongly with growth in business through an improved distribution network and through our own retail outlet where mail order business improved markedly. By contrast, the US market was generally weak reflecting a softness in the economic climate.

Considerable focus was placed on building our overseas presence in key markets such as the US, Canada and Australia, especially through consumer shows and demonstration tours. One of the most encouraging developments during the year was the introduction of a new range of woodworking lathes and there was considerable success at marketing products through international consumer exhibitions, in-store demonstrations and increased consumer advertising and editorials.

The core woodturning tool business remained strong despite an increasing number of competitors. This was backed by strong consumer advertising in which we switched our strategy from brand advertising to more focused product advertising. The `Sandmaster', which was introduced during 2003, is now listed by almost every dealer network worldwide.

BOWERS

2004 COMPARED TO 2003

Sales for the year have increased by $1.8 million (13.3%), rising from $13.6 million in 2003 to $15.4 million in 2004. The increase is due primarily to favorable exchange fluctuations with only modest sales volume growth.

The trend for the year continued into quarter 4 where a steadily improving US market was offset by difficult trading conditions in Europe. In particular sales to France and Italy witnessed significant reductions from the previous year while sales into Germany saw improvements, although part of this increase can be attributed to goods being re-exported to expanding Eastern European markets.

Far Eastern markets were targeted throughout the year with additional distribution channels opened up in China, Thailand and Malaysia. The weakness of the US dollar has made Bowers products less competitive in these regions and margins have therefore been affected. As many Western manufacturers relocate to China there is an ever-increasing demand for gauges to improve product quality and the division sees this as a major advantage over local Chinese competition. Plans are now in place to have a local presence to tap this burgeoning market.

With regard to UK sales, the final quarter saw some improvements although the year finished well behind expectations. The main successes have been in the Aerospace sector, with several projects signed with blue-chip manufacturers. Likewise the systems side of the business continues to expand and the new Moore & Wright brand of digital products has achieved important listings in several of the large UK catalog distribution companies.

The capital products within the range continue to disappoint, due to the hesitancy of key customers to invest, but some signs of recovery are now being experienced, led mainly by demand from UK based aerospace manufacturers. Finance options for customers are being considered to alleviate the upfront cost of such products.

The fixed limit products sold under the Coventry Gauge brand continue to face fierce price competition. The business is under increasing pressure from low cost foreign imports and a strategic review to concentrate on the higher margin non-standard business is now being implemented.

The successful launch of the new Smart Plug 2-point range has far exceeded expectations and the focus going forward is to open up the lucrative German and US markets for this product as it is ideally suited to the automotive sector.

2003 COMPARED TO 2002

Sales in the twelve months ended September 2003 decreased by 0.8% from $13.7 million to $13.6 million. Unfavorable sales volume variances of $1.2 million were mitigated by favorable exchange variances of $1.1 million.

Despite difficult trading conditions, especially in Europe and Asia, the upturn in both the US and the UK continued to gain momentum. Initiatives in China grew at a rapid pace, in particular as western manufacturers relocated in large numbers and required high precision measuring equipment to maintain quality standards.

A series of new product and marketing initiatives introduced in 2003 including the Smart Plug 2-point gauging system and the new range of Moore & Wright digital hand tools, further extended our product range.

A focus on the large industrial catalogs brought some excellent results during the year, particularly with the Hoffmann Group, one of the largest catalogs in Europe. Additional listings were obtained in the new issue of their catalog that was launched in July 2003.

The positive effect of restructuring carried out in the last quarter of 2002 such as closing the loss making calibration business and consolidating two sites in the south of England, was reflected in the increased profitability of the division.

S&J FRANCE

2004 COMPARED TO 2003

Sales have increased by $0.9 million (10.7%) from $8.7 million in 2003 to $9.6 million in 2004, the increase being attributable to favorable exchange rate variances of $1.1 million offset by increased sales rebates ($0.1 million) and volume decreases ($0.1 million).

The French economy has remained depressed during the year and the poor weather in March and April resulted in reduced garden tool sales activity in the key selling months for the garden season from which full year sales never fully recovered.

Despite the flat trading conditions several new listings have been achieved for new products including brass ornaments and the stainless steel range extensions.

In addition the division was successful in gaining the business of two new private labels and the increased sales orders arising from these new outlets are now crystallizing as additional sales revenues.

Production improvements have been introduced in the year in the assembly and paint area with the involvement of UK manufacturing management. The results of this should enable us to improve rates of productivity and ensure a better control over product flow.

It has been long recognized that the French operation is a highly seasonal business since most of its product offering relates to lawn and garden tools. In the coming months we plan to introduce non-garden products (electronic weather stations, snow shovels, etc) with the assistance of a recently recruited manager. This will substantially broaden our product portfolio, reduce seasonality, and keep the business profitable throughout the year.

2003 COMPARED TO 2002

Sales in the year ended September 30, 2003 increased by $1.7 million (24.3%) in the year, of which $0.5 million was attributable to increased sales volume and the remainder being advantageous exchange rate movements offset by higher sales rebates.

S&J France launched, with success, new garden ranges including cottage garden tools, aimed at the female market, or those working in restricted garden areas like rockeries. These new ranges enjoyed penetration into new markets including a listing with Castorama, the largest `Big Box' retailer in France.

AUSTRALASIA

2004 COMPARED TO 2003

Sales decreased from $19.8 million in 2003 to $17.4 million in 2004, the $2.4 million (12.5%) decrease being attributable to sales volume decreases of $7.4 million compensated by favorable exchange variances of $4.1 million and reduced sales rebates of $0.8 million.

Despite the Australian and New Zealand economies performing strongly, retail trading slowed down in the second half of the year with the increase in domestic interest rates driving a slow down in consumer spending.

The considerable fall in sales from last year is principally due to the poor performance of hand tools, masonry products and garden tools arising from:-

(a) The interruptions to the operations of the business, particularly the enforced reduction of promotional sales programs, resulting from the resignation of the division's Managing Director and the restructuring of the sales and marketing functions.

(b) The prolonged Australian drought severely affected rural trade and farm income resulting in sales of digging and garden products failing to reach expectations. A decline in power tool sales due to falling price points and competition from cheap foreign imports further compounded the situation. The adverse impact of these shortfalls was partially offset, however, by strong air tool sales.

(c) The loss of significant power tool business with a major retailer and changes to legislation regarding the specification of electrical goods which saw a substantial reduction of power tools inventories at lower than budgeted margins to avoid significant stock obsolescence provisions.

Our Australasian division remains focused on rebuilding its sales and marketing infrastructure and to maximize the selling opportunities of the Spear & Jackson branded products. The current management team have re-established and consolidated the business, completed major product reviews and established ongoing promotional programs with major retail customers. With customer confidence returning we will continue to focus on expanding our market share of the air tool market.

2003 COMPARED TO 2002

S&J Australia and S&J New Zealand 2003 sales were over $3.8 million (23.8%) more than those in the year ended September 30, 2002. This increase comprised sales volume increases of $1.8 million, favorable exchange rate movements of $2.9 million, offset by increased rebates of $0.9 million.

The increased sales and profitability of the division was largely due to the introduction of new ranges of products being sold to national retail chains under specific branding arrangements. Continued efficiencies in the areas of administration, warehousing and distribution also contributed to the improved profitability.

COSTS OF GOODS SOLD AND GROSS PROFIT

Information concerning costs of goods sold as a percentage of sales and gross profit margins in the periods under review are as follows:

                        Years ended September 30,     Qtrs. ended September 30,
                        -------------------------     --------------------------
                        2004     2003      2002       2004       2003      2002
                          %        %         %          %          %         %
                        ----     ----      ----       ----       ----      ----

Cost of goods sold      67.88    68.54     70.49      64.84      72.49     70.30
as a % of sales

Gross profit margin     32.12    31.46     29.51      35.16      27.51     29.70

Costs of goods sold increased by 9.1% to $68.7 million in the year to September 30, 2004 from $62.9 million in 2003. In the quarter to September 30, 2004 the cost of goods sold was $15.8 million compared to $14.1 million in 2002, an increase of 12.1%.

COMPARISON OF 2004 TO 2003

Margins have been negatively impacted in the year by a number of raw material price increases (principally rises in cost of nickel and cobalt, major raw materials of our magnetic products, and steel), together with increases in the costs of fuel used to operate our manufacturing processes and higher utility charges. These adverse variances have, however, been mitigated by the following, which has meant that overall gross profit margins have improved over the last year, and especially in the last quarter of the year:

- exchange gains realized on the purchase of factored products denominated in US dollars from suppliers located in the Far East

- more favorable and advantageous sales mix, especially in the last quarter of the year

- the full year effect of selling directly to customers as a result of the decision of Neill Tools to cease trading with its major UK wholesaler, Toolbank

- Sales, at amounts greater than net written down value, of inventories of certain obsolete and slow-moving products

- the release in September 2004 of the excess element of UK stock loss provisions. These provisions had been accrued in the first three quarters of the year based on management's estimates, as in previous years, of the expected ongoing level of stock losses. The excess portion was identified following the completion of the year-end inventory counts.

We continue to monitor and evaluate means of maintaining and improving current sales mixes and of further reducing costs of goods sold across all our principal trading operations to avoid margin erosion. However, the upward pressure on steel prices caused by strong demand from China shows no sign of easing and is likely, therefore, to have an adverse influence on our margins in the short term.

COMPARISON OF 2003 TO 2002

Cost of goods sold increased by 1.6% to $62.9 million in the year ended September 30, 2003 compared to $62.0 million in the comparable prior year period. Cost of goods sold as a percentage of sales decreased to 68.54% during 2003 compared to 70.49% in 2002. These movements reflect:


-   more favorable sales mixes

- the initial profit advantages in the UK attaching to the move to direct customer selling rather than using an intermediary wholesaler:

-   continuous focus on a strict product control

- the benefits derived in 2003 from both the closure of the loss-making calibration business division in September 2002 and certain manufacturing reorganization programs initiated in Q4 2003.

EXPENSES

2004 COMPARED TO 2003

Selling, general and administrative (SG&A) expenses increased by $8.1 million (35.6%) from $22.5 million in the year ended September 30, 2003 to $30.6 million in the year ended September 30, 2004. SGA expenses for the quarter ended September 30, 2004 were $7.4 million, an increase of $1.7 million (29.8%) over the expenses charged in the equivalent period last year.

The principal reasons for the increases are as follows:

                                                     Increase over Prior Years
                                                   -----------------------------
                                                    Year ended     Quarter ended
                                                   September 30,   September 30,
                                                       2004            2004
                                                        $m             $m
                                                   -------------   -------------

a)  Impact of movements in average                      2.6            0.6
    US$/sterling cross rates in the period

b)  Increased FAS87 pension costs                       1.0            0.2

c)  Inflationary increases and set up costs of          0.7            0.2
    Florida US sales infrastructure

d)  Increased head office costs relating to legal       1.1            0.3
    and professional fees, monitor fees and
    associated costs

e)  Increased UK warehouse and distribution             0.6              -
    costs following the change to direct sales

f)  Settlements of senior and other employees'          0.6              -
    severance liabilities in 2002/3 for amounts less than anticipated. There are no comparable items in the current year

g)  Exceptional bad debt recoveries in Q1               0.1              -
    2002/3 which were not repeated in 2003/4

h)  One-time car leasing benefits in Q2 2002/3          0.2              -

i)  Exchange losses suffered                            0.2              -

j)  Settlement of sales tax liabilities at
     amounts less than anticipated                      0.2              -

k)  Current year expansion of UK and                    0.6            0.2
    Australasian selling and administration
    functions, increased property depreciation and other costs

l)  Increased audit and other compliance costs          0.2            0.2
                                                        ---            ---

Total increase in expenses                              8.1            1.7
                                                        ===            ===

The Company anticipates that the level of overheads incurred in the year will be maintained in the short term. Various initiatives are, however, being considered to reduce the levels of sales and distribution costs in future periods. Additionally, on the assumption of a prompt settlement of the Companies SEC and other related litigation, decreases in administration costs should follow in future periods as a result of decreases in legal and professional costs.

2003 COMPARED TO 2002

SGA costs for the year ended September 30, 2003 of $22.5 million showed an overall decrease of $4.7 million (20.9%) compared to the $27.2 million incurred in the year ended September 30, 2002.

The decrease was attributable to:

a) The provision in Q4 2002 of restructuring costs in respect of various initiatives including: the restructuring of senior management across all businesses; the reorganization of the UK purchasing and customer service departments; the relocation of manufacturing and office facilities in the UK and Australia; the implementation of severance programs in the UK. In total, these restructuring provisions amounted to $4.4 million. There were no comparable items in 2003.

b) Significant savings in the year ended September 30, 2003 accruing from the staff reduction programs, reorganization of senior management and departmental restructuring, referred to above, together with the benefits of continued rigorous control of costs and non-essential expenditure.

    Offset by:-

c)  Overhead increases in respect of: -

    i)  adverse exchange movements of $1.8 million
    ii) increased FAS87 pension charge of $0.2 million

OTHER INCOME AND EXPENSES

Other income and expenses have seen a slight increase over the last three years (2004 : $0.12 million, 2003 : $0.10 million 2002 : $0.09 million). This adverse movement is attributable to higher bank interest charges in the Company's French and UK businesses (principally as a result of the level of UK borrowings increasing in the year ended September 30, 2004 following the purchase of land and buildings in Wednesbury).

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Our profit from continuing activities before income taxes in the year ended September 30, 2004 amounted to $1.8 million (2003 : $6.2 million profit, 2002 :
$1.4 million loss).

In the quarter ended September 30, 2004 the profit from continuing activities before income tax was $1.1 million (2003 : $0.1 million, 2002 : $2.8 million loss).

INCOME TAX

Income taxes of $1.2 million were provided in the year ended September 30, 2004 (2003 : $1.5 million, 2002 : $0.9 million). In the quarter ended September 30, 2004 the charge was $0.5 million (2003 : $0.3 million credit, 2002 : $0.4 million charge).

Income taxes were 65.9% of profit before tax and 23.9% for 2003. The charge in 2002 represented 67.04% of the loss before income taxes in that year.

In general, differences between the Company's effective rate of income tax and the statutory rate of 35% result from such factors as: tax charges in certain overseas subsidiaries within the Spear & Jackson group being taxed at rates different from the statutory rate; the utilization of tax losses which are not recognized within the deferred tax computation and permanent differences between accounting and taxable income as a result of non-deductible expenses and non-taxable income.

The principal reasons for the significant fluctuations between the effective rates of tax and the US Federal statutory rate in the periods under review are summarized below:

a)  2004

    The effective rate in the year ended September 30, 2004 was greater than the expected statutory rate for the following reasons:

    i) Losses arose in the US parent company and our Australian subsidiary in the year which could not be offset against other taxable income and which were not treated as a deferred tax asset as no short-term utilization of these losses could be anticipated. The tax value of these losses was $0.6 million and the tax charge for the year has been increased by this amount.

    ii) The majority of the Company's operations are located outside the United States. The typical non-US taxation rate suffered by the Company's overseas subsidiaries is approximately 30%, compared to a US Federal statutory rate of 35%. The effect of applying a rate of 30% as opposed to 35% to the Company's pre-tax earnings results in a tax credit of approximately $0.1 million.

b)  2003

    The effective rate in the year ended September 30, 2003 was less than the expected statutory rate for the following reasons:

    i) Significant profits arose in the Company's Australian and UK subsidiaries, which were sheltered from taxation by the availability of Net Operating Losses ("NOLs"), brought forward. These NOLs had not previously been capitalized as a deferred tax asset due to doubts concerning their utilization, in the short-term, against future trading profits of the entity. This therefore resulted in a taxation credit of $0.7 million in the year.

    ii) The Company was informed by its former parent undertaking of reductions required to the carrying value of UK NOLs brought forward from prior accounting periods. This adjustment resulted in an increase to the tax charged $0.2 million.

    iii) The typical non-US taxation rate suffered by the Company's overseas subsidiaries is approximately 30%, compared to a US federal statutory rate of 35%. The effect of applying a rate of 30% as opposed to 35% to the Company's pre-tax earnings results in a tax credit of $0.3 million.

    iv) Losses arose in certain subsidiaries during the year which could not be offset against other taxable income and which were not treated as a deferred tax asset as no short-term utilization of these losses could be anticipated. The tax value of these losses was $0.2 million and the Company's tax charge for the year was correspondingly increased by this amount.

c)  2002

    Although a pre-tax loss was incurred in the year to September 30, 2002, a tax charge arose as a result of:

    i) As discussed in (a) (i) above, current year NOLs arising in certain UK entities were not capitalized as deferred tax assets which resulted in an increase to the tax charge of $0.9 million.

    ii) A goodwill impairment charge of $1.1 million was charged to the Company's profit and loss account in the year. No tax deduction is, however, applicable to this item.

    iii) The disposal of one of the Company's manufacturing plants in September 2002 crystallized a tax charge of $0.2 million relating to a claw-back of prior year tax allowances.

    iv) The typical average non-US taxation rate suffered by the Company's overseas subsidiaries is approximately 30%. This compared to a US federal statutory rate of 35%. The effect of applying a rate of 30% as opposed to 35% to the Company's pre-tax loss results in a tax debit of $0.1 million.

Because of the availability of tax net operating losses (particularly in the United Kingdom and Australia) it is not anticipated that any of the 2004 tax charge will result in the payment of income taxes.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS

Our net profit after income taxes from continuing operations was $0.6 million for the year to September 30, 2004. This compares to a profit after income taxes of $4.8 million for the year ended September 30, 2003 and a loss after income taxes of $2.3 million in 2002.

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

Total losses attributable to discontinued operations were $0.2 million in the year ended September 30, 2004 and $0.2 million and $1.1 million in the years ended September 30, 2003 and September 30, 2002 respectively.

The 2002 losses include a $1.1 million goodwill impairment write-down following an initial review of the future earnings and cashflows of the screwdriver business together with a small trading loss arising in the period from acquisition to September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity, cash flows and capital resources were as follows:

                                           September     September     September
                                           30, 2004      30, 2003      30, 2002
                                           $ m           $ m           $ m
                                           ---------     ---------     ---------

Cash and cash equivalents                     5.1           9.2           6.5
Overdrafts                                   (0.1)         (0.3)         (1.2)
Working capital (excluding deferred tax)     28.8          28.3          21.8
Stockholders' equity                         29.4          31.9          29.3
                                             ====          ====          ====

Net operating cash                            3.4           6.6          (1.0)
Cash provided by investing activities        (7.1)         (1.7)          2.4
Cash used in financing activities            (0.3)         (2.1)          2.0
Effect of exchange rate changes              (0.1)         (0.1)          0.4
                                             ----          ----          ----
Changes in cash and cash equivalents         (4.1)          2.7           3.8
                                             ====          ====          ====

DISCUSSION OF CASH FLOWS

2004 COMPARED TO 2003

Net cash generated from operating activities in the year ended September 30, 2004 was $3.4 million (2003 : $6.6 million). This represents a decrease of $3.2 million (48.9%) which arose primarily from the factors discussed below:-

- reduction in net income (adjusted for depreciation, pension charges and deferred taxes) of $4.0 million (47.5%) as dealt with in the commentary of results, above.

-   increase in trade working capital inflows of $0.7 million (81.1%).

- increase in net inflows from other assets and liabilities of $0.1 million (5.5%).

The reasons for these trade working capital variances and movements in other assets and liabilities are summarized below.

(a)      Trade Working Capital Variances

         The net increase in cash inflows derived from reductions in trade working capital is attributable to:

                                                  Note          $ million
                                                  ----          ---------

         Increased inventory inflows              (i)               4.2
         Reduced trade receivable inflows         (ii)             (5.8)
         Increased trade payable inflows          (iii)             2.3
                                                                    ---
                                                                    0.7
                                                                    ---

(i) UK inventories show year on year reductions which are attributable, in part, to the ongoing implementation of the group inventory reduction program. In addition, stock levels at September 30, 2003 were particularly high, with one-off stock builds in the Company's Australian subsidiary and the purchase of new factored products in the UK. These stock-builds have reversed in the year resulting in a favorable inventory inflow.

(ii) UK sales in August and September 2002 benefited from increased turnover of approximately $1.1 million with the UK distributor, Toolbank, as that company placed additional sales orders pre year end in order to secure higher sales rebate levels. This increased sales activity increased trade receivables at September 30, 2002 to higher than normal levels. As a result of this, the cash flow in the year ended September 30, 2003 benefited from the receipt of the cash receivable from these extra sales. Following the cessation of trade with Toolbank in April 2003, there were no similar sales in August and September of 2003, and so the cash flows in the year ended September 2004 have been correspondingly reduced.

         In addition, trade receivable balances in the Neill Tools division at September 30, 2004 have increased, reflecting both the higher level of sales in the month of September 2004 and the change in the customer base resulting from the division's decision to deal with customers directly rather than via intermediary wholesalers.

(iii) Favorable trade payable variances compared to last year arise as a result of the 2003 movement on trade payables being negatively impacted by the payment in that year for significant stocks purchased at the 2002 period end by the Company's Australian subsidiary which were sold immediately after the year end.

(b)      Variances in Cash Flows Attributable to Other Assets and Liabilities.

         With regard to the net increase in inflows from other assets and liabilities contributing factors include:

         (i) $0.8 million of additional legal and professional fees, monitor costs and related expenses accrued in the US holding company at September 30, 2004. Payment of these fees will crystallize in the forthcoming months and further costs will be incurred until the monitor's duties are curtailed and the various SEC and other litigation issues are resolved.

         (ii) That element of the Pension Plan liability recognized on the balance sheet that relates to the FAS87 charge has increased from $0.3 million in 2003 to $1.3 million in 2004.

         The benefits of the above inflows has been reduced by:

         (i) An interim payment in March 2004 of $0.4 million relating to the settlement payable in respect of the termination of the former managing director of Spear & Jackson, plc.

         (ii) Full annual effect of $0.7 million in respect of the increased lease payments in the year payable on the UK car fleet that was replaced between January and April of 2003.

Cash outflow from investing activities was $7.1 million in the year ended September 30, 2004, compared to $1.7 million in 2003. The year ended 2004 includes $7.2 million of capital expenditure, $3.2 million of which relates to the purchase of land and buildings at Wednesbury, England which is the base for our UK garden tools manufacturing operation. Prior to its purchase this property was being leased from the former owners of Spear & Jackson, plc. A further $3.3 million relates to the purchase of a distribution outlet at Boca Raton, Florida. 2003 comparatives include $2.9 million capital expenditure which principally relates to the replacement of the UK car fleet under capitalized operating leases. In addition the 2003 cash flow also includes $1.0 million relating to the sales proceeds derived from the replacement of the UK car fleet. This has not been repeated in 2004.

Net cash absorbed by financing activities was $0.3 million in the year compared to $2.1 million in 2003. The 2004 outflow principally represents the repayment of overdrafts in the Company's French subsidiary. The 2003 financing activity outflow reflects, inter alia, the $1.0 million repayment of the Company's Australian subsidiary's overdraft, the repayment of $0.2 million promissory notes issued in connection with the purchase of Spear & Jackson plc and Bowers Group plc and the $0.5 million repurchase of common stock.

2003 COMPARED TO 2002

In the year ended September 30, 2003 operating cash of $6.6 million was generated compared to an operating cash outflow of $1.0 million in the prior period. This increase in net operating cash in 2003 of $7.6 million (776.9%) arises from:

- the increase in profitability (adjusted for depreciation and deferred taxes) of $7.0 million which is attributable to the one-off charges in 2002 for goodwill impairment and reorganization programs

-  the resultant cost savings accruing from these initiatives in 2003.

- A decrease in trade working capital of $0.3 million together with a pension fund contribution payment reduction of $0.3 million

The decrease in trade working capital in the year to September 30, 2003 amounts to $0.7 million compared to a decrease in the year to September 30, 2002 of $0.4 million. The principal components of this movement comprise:

-  improved trade receivables collection of $3.3 million

- reduced outflows on current and non-current liabilities of $2.2 million (largely attributable to the inception of new finance leases following the replacement of the UK leased motor vehicle fleet)

The beneficial impact of these favorable variances was reduced by:

- increased inventory outflows of $2.4 million (stock builds in the company's Australian subsidiary and the purchase of new factored products in the UK) and

-  adverse trade payable flows of $3.0 million.

The cash outflow from investing activities was $1.7 million in the year ended September 30, 2003 compared to an inflow from investing activities in the year ended September 30, 2002 of $2.4 million. 2002 benefited from both the receipt of $1 million in respect of the sale proceeds of the Company's Irish subsidiary and proceeds of $3.1 million received on the sale of a UK manufacturing plant. 2003 includes $2.9 million regarding purchases of property, plant and equipment (2002 $1.4 million) which principally relates to the replacement of the UK car fleet under capitalized operating leases and the purchase of computer equipment in Australia.

Net cash used in financing activities was $2.1 million in the year ended September 30, 2003 compared to net cash provided by financing activities of $2.0 million in the year ended September 30, 2002. Cash provided by financing activities in the year ended September 30, 2002 includes $2.0 received from shares issued in the year. There was no comparable item in the twelve months ended September 30, 2003.

Cash utilized by financing activities in the year ended September 30, 2003 includes the repayment of overdrafts in Australia of approximately $1 million, the repayment of a shareholder loan of the repayment of the promissory notes of $0.2 million issued to the vendors of Spear & Jackson plc and Bowers Group plc which formed part of the purchase consideration of those companies and $0.5 million expended on the repurchase of common stock.

BANK FACILITIES

The UK subsidiaries of Spear & Jackson plc and Bowers Group plc maintain a line of credit of $8.1 million. This is secured by fixed and floating charges on the assets and undertakings of these businesses. Of the total facility, $5.4 million relates to bank overdrafts and $2.7 million is available for letters of credit. These facilities are denominated in British pounds. The overdraft carries interest at UK base rate plus 0.75%. At September 30, 2004 and September 30, 2003 the Company had no borrowings outstanding under the overdraft line but had $1.5 million in outstanding letters of credit (September 30, 2003 : $0.8 million).

The French and Australian subsidiaries of Spear & Jackson plc maintain short-term credit facilities of $3.2 million denominated in Euros and Australian dollars. The facilities comprise bank overdraft lines, with interest rates ranging from 6.8% to 12.6%, together with facilities for letters of credit and the discount of bills receivable. There was $0.07 million outstanding under the overdraft lines at September 30, 2004 (September 30, 2003 : $0.3 million) and $0.9 million of letters of credit and bills outstanding under these facilities (September 30, 2003 : $0.8 million).

The UK facilities were renewed in December 2004 and the Australasian and French facilities fall for renewal at various dates in 2005. These lines of credit are subject to the Company's and its subsidiaries' continued credit worthiness and compliance with the applicable terms and conditions of the various facilities. Assuming that the Company maintains compliance with these conditions it is anticipated that all the facilities will be renewed on comparable terms and conditions.

The Company's bank accounts held with the HSBC Bank plc by UK subsidiaries of Spear & Jackson plc and Bowers Group plc form a pooled fund. As part of this arrangement the companies involved have entered into a cross guarantee with HSBC Bank plc to guarantee any bank overdraft of the entities in the pool. At September 30, 2004 the extent of this guarantee relating to gross bank overdrafts was $20.5 million (September 30, 2003 $24.6 million). The overall pooled balance of the bank accounts within the pool at September 30, 2004 was a net cash in hand balance of $1.6 million (September 30, 2003 $1.7 million).

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

The Company believes its current cash resources, projected operating cash flow and bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and other cash requirements.

The company will continue to focus its efforts on improving the competitiveness of its worldwide operations. Further restructuring of the non-profitable areas of the Company's divisions and any expansion of the Spear & Jackson or Bowers operations may, therefore, require additional funding through the negotiation of increased bank lending facilities or the sale of surplus assets, including the Company's Florida warehouse and the excess element of its industrial site in Wednesbury, England.

OUTLOOK

The first few weeks of the 2005 financial year have shown signs of improvement in certain sectors of our markets and, in particular, export sales orders received by our UK divisions have shown an encouraging increase. However, because of the seasonal nature of sales of garden products in the UK and in Europe continuing logistics and distribution issues in the UK, increased raw material costs, weakening US$ and an increased 2004/5 FAS87 charge, we do not anticipate full productivity levels and a return to significant profit levels until the second quarter of fiscal 2005. The Company therefore anticipates that a loss before taxation of approximately $0.7 million will be incurred in the first quarter of the year ended September 30, 2005.

Competition remains fierce from cheap foreign imports but our brand strength is helping us to perform well in our export markets, particularly the Far and Middle East, and certain macro economic factors in the UK and Middle East are working to our advantage. For example, the buoyant UK housing market is continuing to stimulate demand for our builders' tools and related products. Some slackening of demand in this sector may however start to crystallize following a succession of Bank of England interest base rate hikes and their effect on potential homebuyers' mortgage repayments. In the Middle East hand tool sales and orders are strong as a result of the demand for these products being buoyed by the number of building projects emerging from the Iraqi conflict.

Demand for the Predator woodsaw remains high and investment in new plant of approximately $0.7 million will be commissioned in Quarter 1 of 2005 so that output can be increased to fulfil customer orders on a timely basis. Similarly, demand for hacksaw blades and power tools is strong and it is expected that this will result in earnings benefits in quarters two and three of the year ended September 30, 2005.

Our Australasian subsidiaries experienced difficult trading conditions in the last year following the loss, in 2003, of a major customer and upheavals caused by changes to the management teams. Restructuring of the business is nearing completion and, with the new managing director successfully exploring a number of initiatives to regain lost market share, we anticipate increased sales revenues from the operation in the forthcoming year and a return to profitability.

In 2005 we plan to continue to pursue a widening of our direct sell UK customer base together with initiatives to increase our presence in mainland Europe. Such customer gains are essential in helping to absorb the additional overhead incurred in setting up the infrastructure for the "direct to market" sale route.

The management of the Company anticipates that our businesses will again face the issues of increased costs and margin erosion as a result of raw material, fuel and other utility price increases, interest rate increases and a weak dollar. This will again put pressure on our margins and overhead costs.

To mitigate the impact of these factors we plan to continue both to look at initiatives to rationalize underperforming areas of the business and to monitor the business infrastructures in the United Kingdom, particularly overhead costs, to ensure that these are as cost efficient as possible and at a level appropriate to the needs of the business. For example the distribution issues highlighted above have been addressed by the appointment of a new UK logistics manager whose remit will include a review of the Company's existing warehouse distribution and supply chain management.

Increased emphasis will also be placed in promoting our own manufactured product in an effort to reverse the dilution of margin caused by an increasing bias in our recent sales mix towards factored items. Despite this we anticipate that there will continue to be increases in the level of certain administrative overhead expenses as a result of legal and professional charges, monitoring fees and related costs associated with the SEC suit referred to in Part I, Item 3, above. The level of such costs is not always easy to accurately forecast but the Company is committed to reducing overhead expenses wherever possible so that the adverse impact of these legal costs is mitigated.

Any strengthening of the US dollar, would impact favorably on the business as this would ease the pressure on margins and increase our competitiveness. The overall benefits would, however, be diluted by the related increases in the purchase price of factored product from the Far East.

In the forthcoming year we will continue to focus on improving cash generation. The sale of part of the Company's Wednesbury manufacturing site was concluded on January 28, 2005 for approximately $5.3 million (excluding transaction costs). Further funds could also be released via the disposal of the Company's warehouse and office premises in Boca Raton, Florida, which is currently being marketed for sale, and by the sale of other surplus capital assets in the UK. All such opportunities will be considered in detail. The proceeds of any such sales will enable us to fund future working capital requirements and other projects, both domestically and abroad, which will contribute to increased operational profitability and to the continued growth of our business.

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

In 2005, therefore, we will continue to aggressively promote our products to penetrate new markets and broaden our customer base. The emphasis will again be placed on the development and launch of new, high quality products that are clearly differentiated from the cheap foreign imports that are widely available in our markets. The recent success of the "Predator" saw launches clearly illustrated the benefits of this strategy and we intend to build on this in the following months with the introduction of other new products.

In November 2004, the Metrology Division was successful in obtaining the European distributorship for a well-known brand of hardness testing equipment. A separate company and dedicated infrastructure has been set up in the Netherlands to service this new product line and incremental revenues of up to $1.5 million are anticipated in the coming year.

Inevitably the removal, in April 2004, of the Company CEO by the SEC, and the initiation of legal proceedings against the Company and certain of its directors resulted in a loss of focus on operating activities and a fragility of confidence in the long term direction of the Company. Thanks to a dedicated senior management and work force, these disruptions were successfully overcome. The Company returned to profit in quarter 4 and is now confident that the resources and expertise are in place to enable the business to move forward to achieve its short and long-term objectives.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company makes a range of contractual obligations in the ordinary course of business. The following table summarizes the Company's principal obligations at September 30, 2004:

                               Total             Payments due by period ($m)
                               Amount       ------------------------------------
                               Committed    1 year     1-3      4-5      5 years
 Contractual obligation        ($m)         or less    years    years    or more
 ----------------------        ---------    -------    -----    -----    -------

 Capital lease obligations     1.4          0.8        0.6      -        -
 Operating leases
 (note a)                      7.3          0.9        1.8      1.8      2.8
                               ---          ---        ---      ---      ---
                               8.7          1.7        2.4      1.8      2.8
                               ---          ---        ---      ---      ---

(a) Amounts represent the minimum rental commitments under non-cancellable operating leases.

(b) Excluded from the above tables are the amounts payable by the Company to the UK defined benefit pension plan as future funding obligations cannot be accurately forecast. The annual contribution rate is set annually by the actuary in accordance with the applicable UK regulatory legislation and will be next determined on or before May 31, 2005. In the year ended September 30, 2004 the Company paid $2.7 million into the plan.

(c) As at September 30, 2004, the Company had letters of credit of $2.4 million outstanding which are secured by the UK and Australian credit facilities. In addition, the Company's French subsidiary had discounted $0.6 million of bills of exchange with recourse.

At September 30, 2004, the Company had no material off-balance sheet arrangements other than the non-debt obligations described in contractual obligations above.

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

Our most critical accounting policies are those relating to inventory valuation, revenue recognition, foreign exchange risk, pension and post-retirement benefit obligations and accounting for income taxes.

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

         Comparable stock values are as follows:-
                                                          09.30.04      09.30.03
                                                          $m           $m
                                                          --------     ---------
         Gross Stock
         -     raw materials and consumables               5.9          5.5
         -     work in progress                            5.2          4.9
         -     finished goods                             16.8         18.8

         Less
         -     slow moving, obsolete and net
               realizable value provisions                (5.9)        (5.8)
                                                          ----         ----
         Net Stock Valuation                              22.0         23.4
                                                          ====         ====

The overall decrease in the net value of inventory is $1.4 million. This decrease is stated, however, after the impact of a weakening sterling/US$ cross rate. The year-end cross rate at September 30, 2004 was 1.7976 compared to
1.6597 at September, 2003. Restating the 2003 inventory at 2004 exchange rates increases the net value of 2003 inventories by $1.9 million. Having eliminated the effect of exchange variances, therefore, the decrease is therefore $3.3 million. This reduction is attributable to:

(i) Reversal of inventory builds in the Company's Australian subsidiary and its UK hand and garden products division at September 30, 2003, which had been accumulated in anticipation of new product launches in the 2004 fiscal year.

(ii) General reduction in operational inventories at operational levels resulting from the implementation of stock reduction programs in all divisions.

Activity on the inventory reserve in the above years can be summarized as:

                                        2004          2003
                                        $m            $m           Notes
                                        ----          ----         -----

Balance brought forward                  5.8           5.8
Provisions released following
  disposal of inventory                 (0.7)         (0.6)         (a)
Additional provisions made               0.4           0.1
Exchange movements                       0.4           0.5
                                        ----          ----
Balance carried forward                  5.9           5.8
                                        ====          ====

(a) Stock reduction programs have continued throughout the year and as part of this exercise significant amounts of old stock have been sold at discounted prices to release warehouse space and to liquidate heavily provisioned slow-moving inventory lines.

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

                         Sales
                         Revenues         Rebate           Rebate
                         $m               %                $m
                         --------         ------           ------

Target        1           0.5              5.0             0.025
              2           0.75             7.5             0.056
              3           1.0             10.0             0.100
              4           1.25            12.0             0.150

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

The charge for rebates is netted against gross sales in the profit and loss account. Rebates are paid to customers per their individual agreements. Typically payments are made semi-annually or annually, however there are agreements in place in which rebates are paid monthly and quarterly.

Generally there is no provision for customers to return products they cannot sell. However, a small number of customers have negotiated a return clause in their trading agreements. There is a time limit for these returns, which vary from customer to customer, none of which exceed 12 months from the original invoice date. The amount of mutual returns made in the year ended September 30, 2004 was $0.3 million (September 30, 2003 $0.07 million)

FOREIGN CURRENCY TRANSLATION

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

PENSION AND POST-RETIREMENT BENEFIT OBLIGATIONS

The Company operates a contributory defined benefit plan covering certain of its employees in the United Kingdom based subsidiaries of Spear & Jackson plc. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines and in conjunction with our actuarial consultants and auditors. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the expense and liability related to these plans. The actuarial assumptions used by us may differ significantly, either favorably or unfavorably, from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants.

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

The discount rate used to determine the present value of future pension payments is based on the yields on high-quality, fixed-income investments (typically AA-rated corporate bonds). The present values of the Company's future pension and other post-retirement obligations were determined using discount rates of 5.5% at September 30, 2004, and September 30, 2003 and 5.75% at September 30, 2002.

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

The rate of compensation increase and the expected return on plan assets were assumed to be 2.8% and 7.0% in the year ended September 30, 2004 (2003: 2.5% and 7.5% respectively), (2002 : 2.25% and 7.5% respectively).

As noted above, a number of statistical and other factors are utilized in determining the assumptions about the discount rate, expected return on Plan assets, rates of future compensation and inflationary increase and mortality rates necessary for the preparation of the disclosures relating to the Company's Pension Plan which are required in accordance with FAS 87. The use of different assumptions may have a significant impact on the measurement of the profit and loss account pension expense and the balance sheet pension liability that are to be recognized in the Company's financial statements.

Certain of these assumptions have judgmental aspects. There is, therefore, the potential for a range of acceptable values to be available for several of the assumptions at any time, all of which could be justified and considered appropriate for the purposes of compiling the necessary disclosures under FAS 87.

The range of possible acceptable assumptions reflects, inter alia, degrees of optimism and caution that the actuaries can build into their assumption models concerning certain macro and micro economic conditions and other demographic factors. Further, because of the constantly evolving nature of such economic and demographic factors, assumptions will not remain constant over time but will move to reflect changes in the principal calculation drivers that underpin them.

The following sensitivity table illustrates the impact on the Company's balance sheet and the amounts charged against the Company's earnings in respect of FAS 87 pension expense as a result of making changes in certain of the key assumptions used in calculating the assets and liabilities of the pension plan:

                                                  Impact on
                                                 September 30,
                                                     2004            Impact on
                              Impact on 2005      Projected        September 30,
                              Pre-Tax Pension       Benefit        2004 Equity
 Change in Assumption             Expense         Obligation       (Net of tax)
 --------------------         ---------------   --------------    --------------

 25 basis point
 decrease in discount rate    +$0.63 million    +$7.67 million    -$5.20 million

 25 basis point
 increase in discount rate    -$0.61 million    -$7.32 million    +$4.96 million

 25 basis point
 decrease in expected
 return on assets             +$0.37 million          -                 -

 25 basis point
 increase in expected
 return on assets             -$0.37 million          -                 -

 25 basis point
 decrease in compensation
 assumption                   -$0.16 million    -$0.67 million          -

 25 basis point
 increase in compensation
 assumption                   +$0.15 million    +$0.69 million          -

 Use of PA90 (-1 for non-
 pensioners) mortality
 table                        -$1.41 million   -$11.01 million    +$7.47 million

Given below, in tabular format, is a summary of the assumptions used in the preparation of the FAS 87 pension calculations in the years ended September 30, 2004, 2003, 2002 and 2001.

ASSUMPTIONS SUMMARY
                                SEPTEMBER    SEPTEMBER    SEPTEMBER    SEPTEMBER
                                  2004         2003         2002          2001
                                ---------    ---------    ---------    ---------

Weighted Average  Assumptions

Discount rate                      5.50%       5.50%        5.75%         6.25%
Rate of compensation increase      2.80%       2.50%        2.25%         3.25%
Expected return on assets          7.00%       7.50%        7.50%         7.50%
Fixed pension increase             5.00%       5.00%        5.00%         5.00%
LPI pension increase               2.70%       2.50%        2.25%         2.50%
Post 1988 GMP increase             2.40%       2.00%        1.85%         2.00%
Inflation                          2.80%       2.50%        2.25%         2.50%
Mortality table                     PA80        PA90         PA90          PA90
                                 (C=2010)       (-1)         (-1)          (-1)

Using the assumptions referred to above, the funded status of the plan under FAS 87 at September 30, 2004, 2003, 2002 and 2001 was as follows:

                                 9/30/04      9/30/03      9/30/02      9/30/01
                                   $'m          $'m          $'m          $'m
                                 -------      -------      -------      -------

Projected benefit obligation     (180.4)      (154.1)      (132.9)      (116.1)
Fair value of plan assets         141.3        124.4        109.1        106.7
                                 -------      -------      -------      -------
Projected benefit obligation
  in excess of plan assets        (39.1)       (29.7)       (23.8)        (9.4)
Unrecognized actuarial loss        59.9         47.6         38.1         19.8
                                 -------      -------      -------      -------
Net amount recognized              20.8         17.9         14.3         10.4
                                 =======      =======      =======      =======

As at September 30, 2001, 2002, 2003 and 2004 the projected benefit obligation is in excess of plan assets. The impact of this underfunding has not been recognized in its entirety but has, instead, been deferred or spread over the assumed future working lifetime of 13 years for active plan members based on actuarial expectation of a substantial future increase in the value of plan assets.

The majority of the unrecognized actuarial loss has arisen as a result of substantial asset losses, significant liability increases due to a continuing reduction in the discount rate and the increased longevity of Plan participants. The impact of the reduction in the discount rate has been particularly severe for the Plan given that the membership profile of the scheme is relatively mature (with over 50% of the Plan members being pensioners) and that a significant proportion of pensions increase at a fixed 5% when in payment.

Due to the lower discount rate, a decline in the fair market value of plan assets during 2002 and 2003 and the use of revised mortality tables, the accumulated benefit obligation at September 2001, September 30, 2002 and 2003 exceeded the fair value of plan assets by $4.7 million, $20.4 million and $25.3 million, respectively. At September 30, 2004, the ABO again exceeded the market value of plan assets. The excess at the 2004 period end was $33.5 million and a net of tax comprehensive loss of $5.3 million has been charged against shareholders' equity in 2004. Cumulative amounts recognized in the consolidated balance sheet at September 30, 2004, together with comparative disclosures for 2001, 2002 and 2003 are therefore as follows:

                                            2004       2003      2002      2001
                                            $'m        $'m       $'m       $'m
                                            ----       ----      ----      ----

Accrued pension liability
  (disclosed in other liabilities)         (33.5)     (25.2)    (20.4)     (4.7)
Other comprehensive income
  (disclosed in shareholders' equity)       54.3       43.1      34.7      15.1
                                           ------     ------    ------    ------
Net amount recognized                       20.8       17.9      14.3      10.4
                                           ------     ------    ------    ------

Assuming only modest recoveries in the fair market value of plan assets in 2005 and the application of a reduced discount rate it is anticipated that the accumulated benefit obligation at September 30, 2005 will again exceed the fair value of plan assets.

The overall funding objective of the scheme is to hold assets that are sufficient to cover the plan's past service ongoing liabilities. These liabilities form the "funding target" and include an allowance for expected future increases to the pensionable earnings of active members so that the cost of the plan's benefits is considered over the longer term.

The last full actuarial valuation of the scheme was carried out at April 5, 2002. This showed the following:

                                                  $M
                                                  --

Value of past service ongoing liabilities       (128.4)
Market value of assets                           120.3
                                                ------
Past service deficit                              (8.1)
                                                ======

Funding ratio                                      94%

Under the United Kingdom Pensions Act 1995, schemes must satisfy a minimum funding test known as the Minimum Funding Requirement (MFR). This is based on the benefits that would be paid if the active members had left the plan on the valuation date. The ratio of the market value of the plan's assets to its MFR liabilities is known as the MFR funding ratio. At the valuation date the MFR funding ratio was also 94%.

As at September 30, 2002 because of falls in stock markets in the period from April 5, 2002 to that date and adverse movements in bond yields, the base-funding ratio had fallen to approximately 78% and the MFR funding ratio to circa. 91%. At November 30, 2003 (the latest date at which information was available for inclusion in the Company's 10-KSB filling for the year ended September 30, 2003), following modest equity rallies, the base funding ratio improved to 89% and the MFR funding rate to 96%. At September 30, 2004 (the latest date at which information is available for the current year annual filing), the base funding ratio and MFR Funding ratio had softened to 81% and 92% respectively.

Company pension contributions are determined by the Trustees of the plan with the agreement of the principal employer and after consultation with the actuary with the intention of eliminating the past service deficit in the long term and ensuring that the MFR funding ratio is restored to 100% within 8 years.

With effect from November 1, 2003 the actuary recommended that the Company should change its rate of contributions to 21.2%. This rate of contributions was unchanged from that recommended and implemented for the year ended October 31, 2003.

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

The rate of employer contributions is due for re-certification prior to May 31, 2005 following an actuarial valuation of the Plan that is to be carried out as at December 31, 2004. The current contribution rate of 21.2% is therefore subject to change.

Contributions at a rate of 21.2% equate to a cash cost to the Company of approximately $2.7 million. The Company believes that payments at this level will be adequately funded from operating cash generated in the year.

In the period from August 1, 2001 to October 30, 2002 the Company contribution rate was 24.8%, from June 1, 2000 to July 31, 2001 the rate was 28.5% and prior to that the level of employer contributions was set at 5%.

Employer contributions paid in the year ended September 30, 2004 were $2.7 million, contributions in the year ended September 30, 2003 totalled $2.8 million, contributions in the year ended September 30, 2002 amounted to $3.2 and $11.2 million in the year ended September 30, 2001. The latter figure included a one-off special contribution payment of $7.4 million that was made to reduce the funding deficit.

Under FAS 87, the following amounts have been charged against earnings in the years ended September 30, 2004, 2003 and 2002.

                                      $m
                                      --

                             2004     1.3
                             2003     0.3
                             2002     0.1

The Company has been advised by its actuaries that the comparable FAS87 pension charge for the year ended September 30, 2005 will be approximately $4.0 million.

INCOME TAXES

With regard to the accounting for income taxes, we are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate and for all discrete reportable income streams within those jurisdictions. This process requires a calculation of taxes payable and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidate balance sheet.

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

Spear & Jackson, Inc. has approximately twenty income streams within its subsidiary companies for which individual income tax computations are required. Certain of these income streams have NOLs brought forward from earlier periods that are available for set off against current period earnings arising within those streams. Aggregating these individual income tax calculations derives the income tax charge or credit that appears in the Company's consolidated quarterly and annual financial statements.

Because of the streamed approach applied to the Company's earnings for the purpose of calculating its overall taxation liability, significant movements in the Company's effective rate of income tax can arise despite consolidated pre tax earnings remaining constant between one reporting period and the next. Factors giving rise to such fluctuations include:

a) Periodic variations in the geographical location of earnings. For example, losses incurred in any of our UK subsidiaries in a period may be set off against profits arising in other UK entities in the same period. Where individual UK profit streams are in excess of UK losses, all the losses can be absorbed. If the UK taxable losses exceed UK taxable profits the excess losses cannot, however, be surrendered to non-UK companies. A situation may therefore arise whereby a reduction in the level of profitability of our UK subsidiaries from one reporting period to the next could be matched by an increase in earnings in, say, our French affiliate. Although the overall total of consolidated pre tax earnings in the two periods remains unaltered, a higher effective tax charge may result as a consequence of excess UK tax losses arising in the second period which cannot be offset against the French earnings. The French earnings thus remain unsheltered and attract taxation at the local statutory rate. The excess UK losses may not give rise to a taxation credit if a carry forward of the losses as a deferred tax asset cannot be justified through doubts concerning their ultimate utilization against future profits and a higher period two tax charge will follow.

b) Variations in the amount of expenses not allowed to be treated as a deduction for income tax purposes. The level of such permanently disallowable items can vary substantially period to period as a result, for example, of the incidence of substantial one-off legal and professional fees incurred on non-trading items.

c) Higher or lower levels of profit arising in entities having the benefit of NOLs which have not been capitalised as a deferred tax asset because of doubts concerning their short term realization against future profits.

d) Fluctuations in the level of losses incurred in consistently loss-making subsidiaries which already have significant NOLs against which valuation allowances have been previously made.

The interaction of these factors can cause our effective tax rate to vary significantly. Because of the complex interrelationships involved and variances between actual and budgeted earnings on both a consolidated and an individual income stream basis, the impact of these items on the Company's overall taxation rate cannot always be accurately forecast for future periods.

RECENT ACCOUNTING PRONOUNCEMENTS

See note 2 in the "Notes to the Consolidated Financial Statements" in Part II of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The principal market risks to which the Company is exposed comprise interest and exchange rate fluctuation, changes in commodity prices and credit risk.

INTEREST RATE RISK

The Company is exposed to interest rate changes primarily as a result of interest payable on its bank borrowings and interest receivable on its cash deposits. At September 30, 2004 the Company had borrowings in the form of overdrafts amounting to $0.07 million which are repayable on demand and had cash and cash equivalents of approximately $5.1 million. Given the current levels of borrowings, the Company believes that a 1% change in interest rates would not have a material impact on consolidated income or cash flows. Holding the same variables constant, a 10% increase in interest rates would again have a negligible effect on interest payable.

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

In the year ended September 30, 2004 compared to the equivalent period in 2003, the change in exchange rates had the effect of increasing the Company's consolidated sales by $12.8 million, or 12.65%. Since most of the Company's international operating expenses are also included in local currencies, the change in exchange rates had the effect of increasing operating expenses by $2.6 million for the nine months ended September 30, 2004 compared to the comparable prior year period. If the US dollar further weakens in the future, it could result in the Company having to suffer reduced margins in order for its products to remain competitive in the local market place.

Additionally, our subsidiaries bill and receive payments from some of their foreign customers and are invoiced and pay certain of their overseas suppliers in the functional currencies of those customers and suppliers. Accordingly, the base currency equivalent of these sales and purchases is affected by changes in foreign currency exchange rate.

We manage the risk and attempt to reduce such exposure by periodically entering into short term forward exchange contracts. At September 30, 2004 the Company held forward contracts to sell Australian and New Zealand dollars to buy approximately $1.5 million US dollars.

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

CREDIT RISK

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower's ability to repay. Specific credit reviews are used in performing this evaluation. Credit that has been granted is typically monitored through a control process that closely monitors past due accounts and initiates collection actions when appropriate. In addition, credit insurance is taken out in respect of a substantial proportion of the Company's non-UK receivables as a means of recovering outstanding debt where the customer is unable to pay.

At September 30, 2004 the Company had made an allowance of $1.7 million in respect of doubtful accounts which management believes is sufficient to cover all known or expected debt non-recoveries.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                      INDEX


                                                                     Page Number

Report of Independent Registered Public Accounting Firm                  F-1

Report of Former Independent Registered Public Accounting Firm           F-2

Consolidated Balance Sheets as of September 30, 2004 and 2003            F-3

Consolidated Statements of Operations for the years ended
September 30, 2004, 2003 and 2002                                        F-4

Consolidated Statements of Changes in Stockholders' Equity for
the years ended September 30, 2004, 2003 and 2002                        F-5

Consolidated Statements of Cash Flows for the years ended
September 30, 2004, 2003 and 2002                                        F-6

Notes to Consolidated Financial Statements                               F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Spear & Jackson, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Spear & Jackson, Inc. and Subsidiaries (the "Company") as of September 30, 2004 and the related consolidated statements of operations, stockholders equity and cash flows for the year ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spear & Jackson, Inc. and subsidiaries as of September 30, 2004, and the consolidated results of their operations and their cash flows for the year ended September 30, 2004, in conformity accounting principles generally accepted in the United States of America.


                                        /s/ Chantrey Vellacott DFK
                                        Chartered Accountants

London, England
February 1, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Spear & Jackson, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Spear & Jackson, Inc. and Subsidiaries as of September 30, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years September 30, 2003 and September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board ( United States) . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spear & Jackson, Inc. as of September 30, 2003 and the results of their operations and their cash flows for the years ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ Sherb & Co., LLP
                                        Certified Public Accountants

New York, New York
December 5, 2003

                               SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                    (IN THOUSANDS EXCEPT SHARES)

                                                                   AT SEPTEMBER 30,     AT SEPTEMBER 30,
                                                                         2004                 2003
                                                                   ----------------     ----------------
                           ASSETS

Current assets:
Cash and cash equivalents .................................            $  5,090             $  9,191
Trade receivables, net ....................................              18,843               15,432
Inventories ...............................................              21,988               23,350
Assets held for sale ......................................               3,190                    -
Deferred income tax asset, current portion ................               2,128                2,594
Other current assets ......................................               1,310                  999
                                                                       --------             --------
Total current assets ......................................              52,549               51,566

Property, plant and equipment, net ........................              22,114               19,561
Deferred income tax asset .................................              10,933                8,325
Investments ...............................................                 160                  148
                                                                       --------             --------
Total assets ..............................................            $ 85,756             $ 79,600
                                                                       ========             ========


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable .........................................            $     68             $    304
    Trade accounts payable ................................               8,562                7,552
    Accrued expenses and other liabilities ................              12,948               12,793
    Foreign taxes payable .................................                  22                   50
                                                                       --------             --------
Total current liabilities .................................              21,600               20,699
Other liabilities .........................................               1,172                1,787
Pension liability .........................................              33,545               25,262

                                                                       --------             --------
Total liabilities .........................................              56,317               47,748
                                                                       --------             --------
Stockholders' equity:
Common stock ..............................................                  12                   12
 Additional paid in capital ...............................              51,590               51,590
Accumulated other comprehensive income(loss):
    Minimum pension liabilty adjustment, net of tax .......             (38,030)             (30,204)
    Foreign currency translation adjustment, net of tax ...              12,429                7,406
    Unrealized loss on derivative instruments .............                 (61)                 (15)
Retained earnings .........................................               4,039                3,603
Less: 270,000 common stock shares held in treasury, at cost                (540)                (540)
                                                                       --------             --------
                                                                       $ 29,439             $ 31,852
                                                                       --------             --------

                Total stockholders' equity ................            $ 85,756             $ 79,600
                                                                       ========             ========

       The accompanying notes are an integral part of these consolidated financial statements.

                                                 F-3

                                        SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                               FOR THE FISCAL YEARS ENDED
                                                                   SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                                       2004               2003               2002
                                                                   -------------      -------------     -------------
Net sales ....................................................     $    101,179       $     91,845       $    87,886
Cost of goods sold ...........................................           68,685             62,947            61,954
                                                                   ------------       ------------       -----------
Gross profit .................................................           32,494             28,898            25,932

Operating costs and expenses:
Selling, general and administrative expenses .................           30,550             22,534            27,250

                                                                   ------------       ------------       -----------
Operating income (loss) ......................................            1,944              6,364            (1,318)

Other income (expense)
Royalties ....................................................                -                  -                13
Rental income ................................................              184                136               125
Interest (net) ...............................................             (300)              (237)             (234)

                                                                   ------------       ------------       -----------

Income (loss)  from continuing operations before income taxes             1,828              6,263            (1,414)
Provision for income taxes ...................................           (1,205)            (1,497)             (948)
                                                                   ------------       ------------       -----------


Net income (loss)  from continuing operations ................              623              4,766            (2,362)
                                                                   ------------       ------------       -----------

Discontinued operations:

Loss from operations of Megapro screwdriver division .........                -                (53)              (12)
(net of income taxes of $44 in 2003 and $nil in 2002)
Goodwill impairment loss .....................................                -                  -            (1,138)
Provision for loss on disposal of Megapro screwdriver division             (187)               (97)                -
                                                                   ------------       ------------       -----------

Net loss from discontinued operations ........................             (187)              (150)           (1,150)
                                                                   ------------       ------------       -----------

Net income (loss) ............................................     $        436       $      4,616       $    (3,512)
                                                                   ============       ============       ===========

Basic and diluted net income (loss) per share:

From continuing operations ...................................     $       0.05       $       0.40       $     (0.58)

From discontinued operations .................................            (0.02)             (0.01)            (0.28)
                                                                   ------------       ------------       -----------
                                                                   $       0.03       $       0.39       $     (0.86)
                                                                   ============       ============       ===========

Weighted average shares outstanding ..........................       11,741,122         11,988,930         4,100,071
                                                                   ============       ============       ===========

               The accompanying notes are an integral part of these consolidated financial statements.

                                                         F-4

                                             SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                             (IN THOUSANDS EXCEPT NUMBER OF SHARES)

                                                                                 ACCUMULATED
                                                                       OTHER COMPREHENSIVE INCOME (LOSS)
                                                                    ---------------------------------------
                                                                                              UNREALIZED
                                              ADDITIONAL  TREASURY   FOREIGN      PENSION    GAINS/(LOSSES)
                             COMMON STOCK      PAID IN     STOCK     CURRENCY     MIMIMUM    ON DERIVATIVE   RETAINED
                            NUMBER    AMOUNT   CAPITAL    (COMMON)  TRANSLATION  LIABILITY    INSTRUMENTS    EARNINGS   TOTAL
                          ----------  ------  ----------  --------  -----------  ---------   --------------  --------  --------
Balance October 1, 2001    3,543,281   $ 3     $ 48,428   $      0   $     29    $ (10,572)       $ 65       $ 2,499   $ 40,452
Comprehensive income
 Net loss for the year .                                                                                      (3,512)    (3,512)
 Other comprehensive
  income:
   Foreign currency
    translation
    adjustment .........                                                3,027         (560)                               2,467
  Reclassification
   adjustmentfor prior
   year unrealized
   holding gains
   included in net
   income ..............                                                                           (65)                     (65)
  Unrealized holding
   gains originating in
   the year ............                                                                             2                        2
  Additional minimum
   pension liability
   adjustment (net of
   tax of $5,662) ......                                                           (13,211)                             (13,211)
                                                                                                                       --------
 Other comprehensive
  income ...............                                                                                                (10,807)
                                                                                                                       --------
Comprehensive income ...                                                                                                (14,319)
Shares issued less
 cancellations .........   8,467,841     9        3,162                                                                   3,171
                          ----------   ---     --------   --------   --------    ---------        ----       -------   --------
Balance September 30,
 2002 ..................  12,011,122    12       51,590          0      3,056      (24,343)          2        (1,013)    29,304
                          ----------   ---     --------   --------   --------    ---------        ----       -------   --------
Comprehensive income
 Net income for the year                                                                                       4,616      4,616
 Other comprehensive
  income:
   Foreign currency
    translation
    adjustment .........                                                4,350       (1,683)                               2,667
  Reclassification
   adjustment for prior
   year unrealized
   holding gains
   included in net
   income ..............                                                                            (2)                      (2)
  Unrealized holding
   losses originating in
    the year ...........                                                                           (15)                     (15)
  Additional minimum
   pension liability
   adjustment (net of
   tax of $1,790) ......                                                            (4,178)                              (4,178)
                                                                                                                       --------
 Other comprehensive
  income ...............                                                                                                 (1,528)
                                                                                                                       --------
Comprehensive income                                                                                                      3,088
Shares repurchased .....    (270,000)                         (540)                                                        (540)
                          ----------   ---     --------   --------   --------    ---------        ----       -------   --------
Balance September 30,
 2003 ..................  11,741,122    12       51,590       (540)     7,406      (30,204)        (15)        3,603     31,852
                          ----------   ---     --------   --------   --------    ---------        ----       -------   --------
                                                                                                                 continued
                     The accompanying notes are an integral part of these consolidated financial statements

                                                               F-5A

                                             SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                             (IN THOUSANDS EXCEPT NUMBER OF SHARES)
                                                            continued
                                                                                 ACCUMULATED
                                                                       OTHER COMPREHENSIVE INCOME (LOSS)
                                                                    ---------------------------------------
                                                                                              UNREALIZED
                                              ADDITIONAL  TREASURY   FOREIGN      PENSION    GAINS/(LOSSES)
                             COMMON STOCK      PAID IN     STOCK     CURRENCY     MIMIMUM    ON DERIVATIVE   RETAINED
                            NUMBER    AMOUNT   CAPITAL    (COMMON)  TRANSLATION  LIABILITY    INSTRUMENTS    EARNINGS   TOTAL
                          ----------  ------  ----------  --------  -----------  ---------   --------------  --------  --------

Comprehensive income
 Net income for the year                                                                                         436        436
 Other comprehensive
  income:
   Foreign currency
    translation
    adjustment .........                                                5,023       (2,509)                               2,514
  Reclassification
   adjustment for prior
   year unrealized
   holding gains
   included in net
   income ..............                                                                            15                       15
  Unrealized holding
   losses originating in
   the year ............                                                                           (61)                     (61)
  Additional minimum
   pension liability
   adjustment (net of
   tax of $2,278) ......                                                            (5,317)                              (5,317)
                                                                                                                       --------
 Other comprehensive
  income ...............                                                                                                 (2,849)
                                                                                                                       --------
Comprehensive income ...                                                                                                 (2,413)
                          ----------   ---     --------   --------   --------    ---------        ----       -------   --------
Balance September 30,
 2004 ..................  11,741,122   $12     $ 51,590   $   (540)  $ 12,429    $ (38,030)       $(61)      $ 4,039   $ 29,439
                          ==========   ===     ========   ========   ========    =========        ====       =======   ========

                     The accompanying notes are an integral part of these consolidated financial statements

                                                               F-5B

                                        SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (IN THOUSANDS)

                                                                               FOR THE FISCAL YEARS ENDED
                                                                   SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                                       2004               2003               2002
                                                                   -------------      -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) attributable to continuing and discontinued
  operations ...................................................     $   436            $ 4,616            $(3,512)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation ................................................       2,929              2,741              3,211
   Provision for loss on disposal of discontinued operations ...         187                 97                  -
   Goodwill impairment loss ....................................           -                  -              1,138
   Loss (profit) on sale of plant, property and equipment ......          14               (134)                95
   Deferred income taxes .......................................       1,092              1,441                835
 Changes in operating assets and liabilities, excluding the
  effects of acquisitions and dispositions:
   (Increase) decrease in trade receivables ....................      (1,930)             3,894                605
   Decrease (increase) in inventories ..........................       3,192             (1,040)             1,331
   (Increase) decrease in other current assets .................        (437)               557                607
   Contributions paid to pension plan ..........................      (2,706)            (2,836)            (3,175)
   Increase in other non-current liabilities ...................       1,295                274                 25
   Increase (decrease) increase in trade accounts payable ......         392             (1,941)             1,110
   Decrease in accrued expenses and other liabilities ..........        (286)            (1,752)            (3,118)
   (Decrease) increase in foreign taxes payable ................         (56)                 4                 17
   (Decrease) increase in other liabilities ....................        (722)               733               (152)
                                                                     -------            -------            -------
NET CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES ...........       3,400              6,654               (983)
                                                                     -------            -------            -------

INVESTING ACTIVITIES:
 Purchases of property, plant and equipment ....................      (7,191)            (2,933)            (1,434)
 Costs incurred on purchase of businesses ......................           -                  -               (281)
 Proceeds from sale of businesses net of costs .................           -                287              1,000
 Net cash (relinquished) acquired on sale/purchase of businesses           -                (17)                46
 Proceeds from sale of property, plant and equipment ...........          81                982              3,105
                                                                     -------            -------            -------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ............      (7,110)            (1,681)             2,436
                                                                     -------            -------            -------

FINANCING ACTIVITIES:
 Repayment of long-term debt ...................................           -                (23)                (9)
 Repayment of overdraft ........................................        (261)            (1,012)               (18)
 Promissory notes repaid .......................................           -               (235)                 -
 Director loan discharged ......................................           -               (100)                 -
 Shareholder loan repaid .......................................           -                (60)                 -
 Common stock re-purchased .....................................           -               (540)                 -
 Notes receivable (net of provisions) discharged ...............           -               (209)                 -
 Share capital issued ..........................................           -                  -              2,009
                                                                     -------            -------            -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ............        (261)            (2,179)             1,982
                                                                     -------            -------            -------

Effect of exchange rate changes on cash and cash equivalents ...        (130)               (89)               341
                                                                     -------            -------            -------

CHANGE IN CASH AND CASH EQUIVALENTS ............................      (4,101)             2,705              3,776

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .................       9,191              6,486              2,710
                                                                     -------            -------            -------

CASH AND CASH EQUIVALENTS AT END OF YEAR .......................     $ 5,090            $ 9,191            $ 6,486
                                                                     =======            =======            =======

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest .......................................     $   297            $   145            $   147
                                                                     =======            =======            =======
  Cash paid for taxes ..........................................     $   169            $    96            $    96
                                                                     =======            =======            =======

                The accompanying notes are an integral part of these consolidated financial statements.

                                                          F-6

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

         These consolidated financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Spear & Jackson, Inc. (the Company) and its wholly owned subsidiaries, Mega Tools Limited, Mega Tools USA, Inc., Megapro Tools, Inc., S and J Acquisition Corp., Spear & Jackson plc and Bowers Group plc. Both Spear & Jackson plc and Bowers Group plc are sub-holding companies and their business is carried out by the following directly and indirectly owned subsidiaries: Bowers Metrology Limited, Bowers Metrology (UK) Limited, Coventry Gauge Limited, CV Instruments Limited, Eclipse Magnetics Limited, Spear & Jackson (New Zealand) Limited, James Neill Canada Inc., James Neill Holdings Limited, James Neill U.S.A. Inc., Spear & Jackson (Australia) Pty Ltd., Magnacut Limited, Neill Tools Limited, Spear & Jackson Garden Products Limited, Spear & Jackson Holdings Limited, Spear & Jackson France S.A. and Societe Neill France S.A.

         As further explained in note 4, below, the purchase of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc. (now Spear & Jackson, Inc.), which was completed on September 6, 2002, was treated as a reverse acquisition. The results of operations of acquired companies have been included in the consolidated statements of operations and cash flows of the Company from the date of acquisition.

         All significant intercompany accounts and transactions have been eliminated on consolidation. Certain prior year amounts have been reclassified in the accompanying financial statements to conform with current year presentation.

NOTE 2 - ACCOUNTING POLICIES

FISCAL YEAR: All fiscal year data contained herein reflect results of operations for the years ended September 30, 2004, September 30, 2003 and September 30, 2002.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 2 - ACCOUNTING POLICIES - CONTINUED

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated on the basis of cost less accumulated depreciation provided under both the straight-line method and the declining balance basis, depending on type and class of asset.

Depreciation is calculated using the following estimated useful lives:
Buildings - depreciation based on lives ranging from 25 to 70 years Equipment - depreciation based on lives ranging from 2 to 10 years Vehicles - depreciation based on lives ranging from 3 to 4 years
Computer hardware - depreciation based on lives ranging from 3 to 5 years Computer software - depreciation based on lives ranging from 1 to 3 years Molds - depreciation based on a life of 10 years

Where assets are held under finance leases the assets are depreciated over their estimated useful lives or the period of the lease, if shorter.

All of the Company's long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted future cash flows is less than the carrying value of the asset, a loss is recognized based upon the fair value of the asset and its carrying value.

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

COMPREHENSIVE INCOME: The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investment by stockholders, changes in paid in capital and distributions to stockholders.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 2 - ACCOUNTING POLICIES - CONTINUED

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

EARNINGS PER SHARE: Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in earnings of an entity. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for the periods presented.

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

ADVERTISING AND MARKETING EXPENSES: The Company follows the provisions of Statement of Position 93-7 in respect of advertising expenses and costs are expensed as incurred. Advertising and marketing costs charged to operations were $2,444 in the year ended September 30, 2004 and $1,847 and $1,192 in the years ended September 30, 2003 and September 30, 2002, respectively.

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

Most of the company's major customers have provision for sales rebates in their trading terms. The level of rebates is individually negotiated with each customer and is unique to that customer. Typically, a series of escalating targets is set for purchases from Spear & Jackson and, on reaching each target, a rebate, usually paid

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 2 - ACCOUNTING POLICIES - CONTINUED

REVENUE RECOGNITION - CONTINUED

in the form of credit note but occasionally in cash, is triggered e.g.

                                Sales
                              Turnover          Rebate           Rebate
                                  $                %                $
                              --------          ------           ------
         Target      1           500k             5.0              25k
                     2           750k             7.5              56k
                     3         1,000k            10.0             100k
                     4         1,250k            12.0             150k

The revenue targets are set on a twelve-month basis, however these sales targets period ends are not necessarily coterminous with the accounting period end of Spear & Jackson, Inc. At any point in time, the rebate liability is calculated by estimating the annual sales value for each customer (in order to ascertain the rebate % the customer is likely to achieve), applying the relevant % to the actual sales achieved to date, and then deducting any interim rebates already paid.

The rebates charge is taken as a reduction to sales in the profit and loss account. Rebates are paid to customers per their individual agreements. Typically payments are made half yearly or yearly, however there are agreements in place in which rebates are paid monthly and quarterly.

Generally there is no provision for customers to return products they cannot sell. However, a small number of customers have negotiated a return clause in their trading agreements. There is a time limit for these returns which vary from customer to customer, none of which exceed 12 months from the original invoice date. The amount of mutual returns made in the year ended September 30, 2004 was $257 and $66 in both the year ended September 30, 2003 and September 30, 2002.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. There was no material research and development expenditure in the years ended September 30, 2004, September 30, 2003 and September 30, 2002.

SEGMENT REPORTING: Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by chief operating decision makers in deciding how to allocate resources in assessing performance.

NEW ACCOUNTING PRONOUNCEMENTS:

SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections was issued April 2002. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraph 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The effects of implementation were not material.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 2 - ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities was issued June 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002. The Company adopted this standard as of January 1, 2003 with no material effect on its financial position, results of operations or cash flows.

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

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions with effect from the fiscal year ended September 30, 2003.

In January 2003, FASB issued Interpretation No.46, Consolidation of Variable Interest Entities (FIN No.46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements., provides guidance for identifying a controlling interest in a variable interest entity established by means other than voting interests. FIN No. 46 also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No.46 and issued Interpretation Number 46R, Consolidation of Variable Interest Entities - an Interpretation of ARB No.51 (FIN No.46R). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No.46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special - purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business users) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN No. 46R did not have a material impact on the Company's our consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively. The Company adopted this standard as of July 1, 2003, with no material effect on its financial position, results of operations, or cash flows.

On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement 150"). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 2 - ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. We adopted this standard on such effective dates, with no material impact on our financial position, results of operations or cash flows.

In December of 2003, the FASB issued a revised SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". The statement revises employers' disclosures about pension plans and other postretirement benefit plans but it does not change the measurement or recognition of those plans. The revised SFAS No. 132 requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. The statement also increases quarterly pension plan and postretirement benefit plan disclosure requirements. Revised SFAS No. 132 domestic plan disclosure requirements are effective for financial statements with fiscal years ending after December 15, 2003. However, disclosure of information about foreign plans required by the Statement is effective for fiscal years ending after June 15, 2004. The Company adopted this statement in December of 2003 and there was no impact to the financial position and results of operations of the Company as a result of the adoption. See Note 15 for the disclosures required by this pronouncement.

SFAS No. 123 (Revised 2004), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the third quarter of fiscal 2005. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in fiscal 2006. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on October 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 3 - NATURE OF BUSINESS

         The Company was incorporated in the State of Nevada on December 17, 1998 and was inactive until the acquisition of Mega Tools Ltd. and Mega Tools USA, Inc. via reverse acquisition on September 30, 1999. At that date the Company was engaged in the manufacture and sale of a patented multi-bit screwdriver. The Company entered into an exclusive North American license agreement with the patent holder of a retracting cartridge type screwdriver. This license agreement gave the Company unrestricted use of the patent in Canada and the United States until November 8, 2005. The Company's wholly owned subsidiaries, Mega Tools USA, Inc. and Mega Tools Ltd. manufactured and marketed the drivers to customers in the United States and Canada. With effect from September 30, 2003 the Company exited its screwdriver operations following the sale of the trade and net assets of Mega Tools USA, Inc. and Mega Tools Ltd. The historical results of operations for this business have been reclassified to loss from discontinued operations on the Company's Consolidated Statement of Operations.

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

         The relevant acquisition process utilizes the capital structure of Megapro Tools, Inc. and the assets and liabilities of S&J are recorded at historical cost. In these financial statements, S&J is the operating entity for financial reporting purposes and the financial statements for all periods presented represent S&J's financial position and results of operations. The equity of Megapro Tools Inc. is the historical equity of S&J retroactively restated to reflect the number of shares issued in the S&J acquisition On November 7, 2002 the Company changed its name from Megapro Tools, Inc. to Spear & Jackson, Inc.

NOTE 4 - ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

         (a) ACQUISITIONS - PRIOR YEARS

         On September 6, 2002, the Company purchased the entire issued share capital of Spear & Jackson plc and Bowers Group plc via the issue of 3,543,281 of its common stock and the issue of (pound)150,000 ($232,860) of 6% promissory notes. Spear & Jackson manufactures and distributes a wide range of hand tools, garden tools and magnetic products. The Bowers Group manufactures and distributes metrology instruments.

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

         The purchase price for the Megapro Tools, Inc. and its subsidiary companies was $1,443, which was allocated to the fair value of assets and liabilities acquired as follows:

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 4 - ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

         (a) ACQUISITIONS - PRIOR YEARS - CONTINUED

                                                            (IN THOUSANDS)

         Inventories ....................................      $   271
         Trade receivables ..............................          101
         Trade payables .................................          (38)
         Other assets ...................................           32
         Other liabilities and provisions ...............         (180)
         Property, plant and equipment ..................          202
         Deferred and current income taxes ..............           62
         Director and shareholder loans .................         (160)
         Cash and cash equivalents ......................           46
         Bank indebtedness ..............................          (31)
         Goodwill (note 5) ..............................        1,138
                                                               -------
         Purchase price .................................      $ 1,443
                                                               =======

         (b) DISPOSITIONS - PRIOR YEARS

         (i) During the year ending September 30, 2003, the directors of Spear & Jackson, Inc. carried out a strategic review of the Company's loss making Megapro screwdriver division. It was determined that the division was no longer a core activity of the group and various divestment strategies were considered. With effect from September 30, 2003, the trade and assets of the division's principal operating companies, Mega Tool USA, Inc. and Mega Tools Limited, were transferred by prior subsidiary management, and without prior authorization, at their net book value of $384 to the division's former managing director.

         The net assets transferred comprised:
                                                            (IN THOUSANDS)
         Inventories ......................................      $ 141
         Trade receivables ................................        190
         Property, plant and equipment ....................        100
         Cash .............................................         17
         Other assets .....................................          9
         Trade payables and other liabilities .............        (73)
                                                                 -----
                                                                 $ 384
                                                                 =====

         The transfer proceeds were in the form of $284 of loan notes and other receivables and the discharge of a loan of $100 owed by the company to the Megapro managing director.

         Having considered the future financial position of the Megapro division, the directors of Spear & Jackson, Inc. provided $97 against the recoverability of the balance of the sales proceeds which was outstanding at September 30, 2003. A further $187 was provided against this debt in the year ended September 30, 2004. The company continues to monitor the ability of the Megapro management to settle the outstanding sale proceeds and is also in discussion with them concerning alternative means of payment so as to minimize the amount of disposal losses that may ultimately crystallize.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 4 - ACQUISITIONS AND DISPOSITIONS OF BUSINESSES  - CONTINUED

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

NOTE 6 - TRADE RECEIVABLES, CONCENTRATIONS OF CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                        AT SEPTEMBER 30,    AT SEPTEMBER 30,
                                        ----------------    ----------------
                                             2004                 2003
                                        ----------------    ----------------
                                         (IN THOUSANDS)      (IN THOUSANDS)
   Trade receivables                        $ 20,546            $ 17,533
   Allowance for doubtful accounts            (1,703)             (2,101)
                                        ----------------    ----------------
                                            $ 18,843            $ 15,432
                                        ================    ================

Concentration of Credit Risk:

         The Company's sales are principally in the United Kingdom, Europe, Australia, North and South America, Asia and the Far East. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's estimates.

Allowance for Doubtful Accounts:

         The Company establishes reserves for potential credit losses including a specific reserve for any particular receivable when collectibility is not probable. In addition, the Company provides a general reserve on all accounts based on a specified range of percentages which are applied to outstanding balances depending on their aging. Such losses have been within management's expectations.

The following table provides a rollforward of the changes in the allowance for doubtful accounts:

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 6 - TRADE RECEIVABLES, CONCENTRATIONS OF CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS - CONTINUED

                                       BALANCE        CHARGED TO      CHARGED TO      DEDUCTIONS       BALANCE
                                     AT BEGINNING     COSTS AND         OTHER                         AT END OF
DESCRIPTION                           OF PERIOD        EXPENSES        ACCOUNTS                        PERIOD
                                    --------------  --------------  --------------  --------------  --------------
                                    (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)
NOTES                                                                    (1)            (2)

Year ended September 30, 2004           $2,101          ($147)           $165           ($416)          $1,703
                                     ============     ==========      ==========      ==========      =========
Year ended September 30, 2003           $1,975            $81            $151           ($106)          $2,101
                                     ============     ==========      ==========      ==========      =========
Year ended September 30, 2002           $1,528           $773             $92           ($418)          $1,975
                                     ============     ==========      ==========      ==========      =========

Notes:

   (1) Items charged to other accounts comprise exchange rate fluctuations during the year.

   (2) Deductions comprise recoveries of items previously written off.

NOTE 7 - INVENTORIES

                                        AT SEPTEMBER 30,    AT SEPTEMBER 30,
                                        ----------------    ----------------
                                              2004                 2003
                                        ----------------    ----------------
                                         (IN THOUSANDS)      (IN THOUSANDS)
Finished products                           $ 16,779            $ 18,747
In-process products                            5,211               4,894
Raw materials                                  5,944               5,464
Less: allowance for slow moving and
 obsolete inventories                         (5,946)             (5,755)
                                        ----------------    ----------------
                                            $ 21,988            $ 23,350
                                        ================    ================

Adjustments to the allowance for slow moving and obsolete inventories comprise:

                                        BALANCE        CHARGED TO      CHARGED TO      DEDUCTIONS       BALANCE
                                      AT BEGINNING     COSTS AND         OTHER                         AT END OF
DESCRIPTION                            OF PERIOD        EXPENSES        ACCOUNTS                        PERIOD
                                     --------------  --------------  --------------  --------------  --------------
                                     (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)
NOTES                                                                     (1)            (2)

Year ended September 30, 2004
  Allowance for inventory obsolesence    $5,755          $391             $468           ($668)          $5,946
                                         ======          ====             ====           =====           ======
Year ended September 30, 2003
  Allowance for inventory obsolesence    $5,839          $125             $431           ($640)          $5,755
                                         ======          ====             ====           =====           ======
Year ended September 30, 2002
  Allowance for inventory obsolesence    $5,980          $451             $390           ($982)          $5,839
                                         ======          ====             ====           =====           ======

NOTES:

   (1) Items charged to other accounts comprise exchange rate fluctuations during the year.

   (2) Deductions comprise obsolete items sold or scrapped.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

                                              AT SEPTEMBER 30,  AT SEPTEMBER 30,
                                              ----------------  ----------------
                                        NOTE        2004              2003
                                              ----------------  ----------------
                                               (IN THOUSANDS)    (IN THOUSANDS)
Assets held and used:
  Land and buildings, at cost           (a)       $ 18,177          $ 13,532
  Machinery, equipment and vehicles,
   at cost                                          35,101            31,993
  Furniture and fixtures, at cost                    1,241             1,142
  Computer hardware, at cost                         1,264             1,150
  Computer software, at cost                           348               321
  Assets held under finance leases,
   at cost                              (b)          2,828             2,458
                                              ----------------  ----------------
                                                    58,959            50,596
  Accumulated Depreciation:                        (36,845)          (31,035)
                                              ----------------  ----------------
  Net                                             $ 22,114          $ 19,561
                                              ================  ================

Assets held for sale:
  Assets held for sale, at cost:        (a)       $  3,228          $      -
  Accumulated Depreciation:                            (38)
                                              ----------------  ----------------
  Net                                             $  3,190          $      -
                                              ================  ================

(a) In the year ended September 30, 2004, the Company has spent $3.3 million on the acquisition of its manufacturing site in Wednesbury, England, and $3.2 million on a warehouse and office facility in Boca Raton, Florida. Following the removal from office of the Company's former CEO, the current board, in conjunction with the independent Corporate Monitor, has performed a detailed review of its U.S. sales and distribution strategy. As a result, the original initiative of setting up a central distribution unit in Florida has been deferred. The Boca Raton warehouse has now been offered for sale and this property is accordingly presented as an asset held for sale in the consolidated balance sheet of the Company at September 30, 2004. The directors believe the ultimate sales proceeds for the property will not be below original cost and the land and buildings are therefore included at their net book carrying value.

(b) Included in property, plant and equipment at September 30, 2004 are capital leases with a net book value of $1.3 million (September 30, 2003 $1.9 million). The cost of these assets held under capital leases was $2.8million (September 30, 2003 $2.5million), and the accumulated depreciation relating to these assets was $1.5 million (September 30, 2003 $0.6million).

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 9 - INVESTMENTS

Investments comprise the following:

                                              AT SEPTEMBER 30,  AT SEPTEMBER 30,
                                              ----------------  ----------------
                                        NOTE        2004              2003
                                              ----------------  ----------------
                                               (IN THOUSANDS)    (IN THOUSANDS)

30% investment in Bipico Industries
 Private limited                         (a)        $ 69              $ 63
30% investment in  Bowers Metrologie SA  (a)          68                63
Other investments in equity securities   (b)          23                22
                                              ----------------  ----------------
                                                    $160              $148
                                              ================  ================

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

NOTE 10 - INCOME TAXES

         Spear & Jackson, Inc. is subject to income taxes in the US and in the other overseas tax jurisdictions where its principal trading subsidiaries operate. The provision for US and foreign income taxes attributable to continuing operations consists of:

                                      FOR THE FISCAL YEARS ENDED
                          SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                         --------------      --------------      --------------
                              2004                2003                2002
                         --------------      --------------      --------------
                         (IN THOUSANDS)      (IN THOUSANDS)      (IN THOUSANDS)
Current tax charge             (113)            $  (100)             $ (113)
Deferred tax charge          (1,092)             (1,397)               (835)
                         --------------      --------------      --------------
                            $(1,205)            $(1,497)             $ (948)
                         ==============      ==============      ==============

A reconciliation of the provision for income taxes compared with the amounts provided at the US federal rate is as follows:

                                                                      FOR THE FISCAL YEARS ENDED
                                                        SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                       --------------      --------------      --------------
                                                            2004                2003                2002
                                                       --------------      --------------      --------------
                                                       (IN THOUSANDS)      (IN THOUSANDS)      (IN THOUSANDS)
Tax at US federal statutory income tax rate               $  (574)           $ (2,192)              $ 897
Overseas tax at rates different to effective rate             (81)                313                (129)
Impairment loss not giving rise to tax credits                  -                   -                (341)
Permanent timing differences                                 (162)                (60)                (62)
Adjustment of prior year estimates                            118                 (98)                  -
Valuation allowance                                          (536)                533              (1,216)
Miscellaneous                                                  30                   7                 (97)
                                                       --------------      --------------      --------------
                                                          $(1,205)           $ (1,497)             $ (948)
                                                       ==============      ==============      ==============

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 10 - INCOME TAXES - CONTINUED

Deferred income tax assets and liabilities for 2004 and 2003 reflect the impact of temporary differences between the book values of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by applicable tax regulations, as well as tax loss and tax credit carry-forwards.

The temporary differences and carry forwards that give rise to deferred assets and liabilities at September 30, 2004 and September 30, 2003 comprise:

                                              AT SEPTEMBER 30,  AT SEPTEMBER 30,
                                              ----------------  ----------------
                                                   2004               2003
                                              ----------------  ----------------
                                               (IN THOUSANDS)    (IN THOUSANDS)

Deferred tax liabilities:
 Property, plant and equipment ...............    $      -          $    (56)

                                                  --------          --------
 Total deferred tax liabilities ..............           -               (56)
                                                  --------          --------

Deferred tax assets:
 Property, plant and equipment ...............    $     59               $ -
 Pension benefit plan ........................      10,064             8,238
 Accruals and allowances .....................       2,752             2,471
 Inventory ...................................         186               266
 Tax loss carry forwards and other tax credits      21,152            19,208

                                                  --------          --------
 Total deferred tax assets ...................      34,213            30,183
 Valuation allowance .........................     (21,152)          (19,208)
                                                  --------          --------
 Net deferred tax assets .....................      13,061            10,975
                                                  --------          --------

Deferred tax asset, net ......................    $ 13,061          $ 10,919
                                                  ========          ========

Deferred tax asset, current portion ..........       2,128             2,594
Deferred tax asset, non-current portion ......      10,933             8,325
                                                  ========          ========
                                                  $ 13,061          $ 10,919
                                                  ========          ========

At September 30, 2004 a valuation allowance of $21.2 million (September 30, 2003 $19.2 million) has been made against certain deferred tax assets of Spear & Jackson, Inc. due to the uncertainty of their future realization. These assets relate to operating loss carry forwards in the Company's UK, US, and Australian companies totaling approximately $6.3 million (September 30, 2003 $5.5 million) and to other UK tax credits of approximately $14.9 million (September 30, 2003 $13.7 million).

NOTE 11 - BANK FACILITIES

The French and Australian subsidiaries of Spear & Jackson plc maintain short-term credit facilities of $3.2 million (2003: $5.6 million) denominated in Euros and Australian dollars. The facilities comprise bank overdraft lines, with interest rates ranging from 6.8% to 12.6%, together with facilities for letters of credit and the discount of bills receivable. There was $0.07 million outstanding under the overdraft lines at September 30, 2004 (2003: $0.3 million) and $0.9 million of letters of credit and bills outstanding under these facilities (2003: $0.8 million). In addition, the UK subsidiaries of Spear & Jackson plc and Bowers Group plc maintain a line of credit of $8.1 million (2003: $7.4million). This is secured by fixed and floating charges on the assets and undertakings of these businesses. Of the total facility, $5.4 million (2003:
$5.0 million) relates to bank

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 11 - BANK FACILITIES - CONTINUED

overdrafts and $2.7 million (2003: $2.4 million) is available for letters of credit. These facilities are denominated in British pounds. The overdraft carries interest at UK base rate plus 0.75%. At September 30, 2004 and September 30, 2003 the Company had no borrowings outstanding under the overdraft line but had $1.5 million in outstanding letters of credit (2003: $0.8 million).

NOTE 12 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                        AT SEPTEMBER 30,        AT SEPTEMBER 30,
                                        ----------------        ----------------
                                              2004                    2003
                                        ----------------        ----------------
                                         (IN THOUSANDS)          (IN THOUSANDS)
Compensation related                         $ 4,124                $ 4,212
Rebates/dealer incentives                      1,315                  1,288
Sales taxes payable                              480                    425
Finance lease liabilities
 - current portion                               803                    811
Audit and accountancy fees                       308                    286
Commissions                                      698                    483
Property rentals                                 309                    282
Provisions                                     2,411                  2,289
Other                                          2,500                  2,717
                                        ----------------        ----------------
                                            $ 12,948               $ 12,793
                                        ================        ================

NOTE 13 - LOAN PAYABLE TO DIRECTOR

The managing director of the Megapro screwdriver division had previously provided a loan of $100 to the Company. The loan was unsecured, due on demand, bore interest at 10.25% per annum and had no specific terms of repayment. The loan was discharged as part of the sales consideration due from the director on the sale of the screwdriver division (note 4).

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 14 - OTHER LIABILITIES

Other liabilities comprise:
                                        AT SEPTEMBER 30,        AT SEPTEMBER 30,
                                        ----------------        ----------------
                                              2004                    2003
                                        ----------------        ----------------
                                         (IN THOUSANDS)          (IN THOUSANDS)
Finance lease liabilities
 - non current portion                      $  625                 $ 1,144
Property rentals                               495                     523
Government grant received                       52                     120
                                        ----------------        ----------------
                                            $1,172                 $ 1,787
                                        ================        ================

NOTE 15 - PENSION PLAN

The Company operates a contributory defined benefit plan covering certain of its employees in the United Kingdom based subsidiaries of Spear & Jackson plc. The benefits provided by the plan are based on years of service and compensation history. Pension plan assets are primarily invested in equities, fixed income securities and Government stocks.

The Company's funding policy with respect to the plan is to contribute annually not less than the minimum required by applicable UK law and pension regulations. In the years ended September 30, 2004, September 30, 2003, and September 30, 2002, contributions amounted to $2.7 million, $2.8million and $3.4 million, respectively. Employer contributions in the year ending September 30, 2005 are expected to be $2.7 million.

Future benefit payments, excluding future new members, are as follows:

                                      EXPECTED BENEFIT
                     YEAR                PAYMENTS
                     ----             ----------------
                                      (IN THOUSANDS)
                     2005               $     7,740
                     2006               $     8,089
                     2007               $     8,454
                     2008               $     8,833
                     2009               $     9,230
                  2010-2014             $    52,770

The Company changed its actuarial adviser on August 1, 2004. These advisers carried out a valuation of the plan under SFAS 87 at September 30, 2004. The Company's previous actuary performed the SFAS 87 plan valuation at September 30, 2003. The following table, as provided by the actuary, analyzes the movement in the pension plan liability between September 30, 2002, September 30, 2003 and September 30, 2004 and provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of the Company's defined benefit pension plan with the amounts recognized in the Company's balance sheets at September 30, 2004 and September 30, 2003:

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 15 - PENSION PLAN - CONTINUED

                                                                            2004                2003
                                                                       --------------      --------------
                                                                       (IN THOUSANDS)      (IN THOUSANDS)
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation at the beginning of the year                  $ 154,105           $ 132,953
Service cost                                                                   1,518               1,439
Interest cost                                                                  8,977               7,996
Employee contributions                                                           933                 934
Foreign currency exchange rate changes                                        12,795               9,190
Actuarial loss                                                                 9,459               8,977
Benefits paid                                                                 (7,412)             (7,384)
                                                                       --------------      --------------
   Projected benefit obligation at the end of the year                     $ 180,375           $ 154,105
                                                                       ==============      ==============

CHANGE IN FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at the beginning of the year                     $ 124,355           $ 109,141
Actual return on plan assets                                                  10,346              11,284
Foreign currency exchange rate changes                                        10,329               7,544
Employer contributions                                                         2,706               2,836
Employee contributions                                                           933                 934
Benefits paid                                                                 (7,412)             (7,384)
                                                                       --------------      --------------
   Fair value of plan assets at the end of the year                        $ 141,257           $ 124,355
                                                                       ==============      ==============

FUNDED STATUS OF PLAN:
Projected benefit obligation in excess of plan assets                      $ (39,118)          $ (29,750)
Unrecognized net actuarial loss                                               59,902              47,637
                                                                       --------------      --------------
   Net amount recognized                                                   $  20,784            $ 17,887
                                                                       ==============      ==============

AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Accrued benefit cost                                                       $ (33,545)          $ (25,262)
Accumulated other comprehensive income                                        54,329              43,149
                                                                       --------------      --------------
   Net amount recognized                                                   $  20,784            $ 17,887
                                                                       ==============      ==============

INCREASE OVER THE YEAR IN THE MINIMUM LIABILITY
   INCLUDED IN OTHER COMPREHENSIVE INCOME                                  $   7,595             $ 5,968
                                                                       ==============      ==============

         The accumulated benefit obligations of the pension plan are in excess of its assets. At September 30, 2004 the projected benefit obligation, accumulated benefit obligation, and fair value of assets for the pension plan were $180.4million, (2003: $154.1 million) $174.8 million (2003: $149.6 million), and $141.3 million (2003: $124.4 million).

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 15 - PENSION PLAN - CONTINUED

         The assumptions used and the net periodic pension cost for the Company's defined benefit plans are presented below:

                                            2004           2003           2002
                                            ----           ----           ----
Weighted average assumptions
  Discount rate                             5.50%          5.50%          5.75%
  Rate of compensation increase             2.80%          2.50%          2.25%
  Expected return on assets                 7.00%          7.50%          7.50%
  Fixed pension increase                    5.00%          5.00%          5.00%
  LPI pension increase                      2.70%          2.50%          2.25%
  Post 1988 GMP increase                    2.40%          2.00%          1.85%


                                       2004            2002            2002
                                  --------------  --------------  --------------
                                  (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)
Components of net periodic
 benefit cost
  Defined benefit plans:
  Service cost                       $ 1,518         $ 1,439         $ 1,647
  Interest cost                        8,977           7,996           7,442
  Expected return on plan assets     (10,901)         (9,915)         (9,064)
  Recognition of actuarial loss        1,701             754               -
                                     -------         -------         -------
Net periodic cost                    $ 1,295         $   274         $    25
                                     =======         =======         =======

         The tables above set forth the historical components of net periodic pension cost for the employees associated with the Company and is not necessarily indicative of the amounts to be recognized by the Company on a prospective basis.

         The valuation results are sensitive to the choice of key financial assumptions. These assumptions are determined by the Company in consultation with its actuarial advisers and are reviewed by its auditors. The major financial assumptions have been derived as follows:

         The Company sets the discount rate assumption annually for the retirement benefit plan at its respective measurement date to reflect the yield of high quality fixed-income corporate bonds of suitable duration

         The Company's expected return on assets assumption is set in the light of an actuarial analysis of the long term return expectations for the assets held by the plan. The start point for the derivation of the rate is the return on UK government stocks with maturity dates matching the crystallization of the plan's liabilities. To reflect the fact that a significant part of the plan's assets are invested in asset classes such as equities and corporate bonds that are expected to produce higher returns than the government bonds, the overall rate of return on assets has been adjusted to take account of these higher yields. The expected return on assets assumed to determine the 2005 expense is 7.0% a year (2004: 7.5%), which is based on an equity risk premium of 3.9% a year over the yields available on long-term government bonds at September 30, 2004 of 4.85% a year for 48% of the assets.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 15 - PENSION PLAN - CONTINUED

         The allocation of Plan investments to the various asset categories at September 30, 2004 and September 30, 2003 was as follows:

                      TARGET           % OF ASSETS AT          % OF ASSETS AT
                    ALLOCATION        SEPTMBER 30, 2004       SEPTMBER 30, 2003
                    ----------        -----------------       -----------------
ASSET CATEGORY:

  Equities              50%                  48%                     38%
  Bonds                 50%                  49%                     61%
  Cash                   0%                   3%                      1%
                    ----------        -----------------       -----------------
Total                  100%                 100%                    100%
                    ==========        =================       =================

Price inflation is determined with reference to the difference in yield between fixed interest and index-linked government bonds as adjusted to take account of a higher perceived demand for index-linked bonds.

         The following table illustrates the sensitivity to a change in certain of the key assumptions used in calculating the assets and liabilities of the pension plan:

                                                                   IMPACT ON
                            IMPACT ON 2005       IMPACT ON       SEPTEMBER 30,
                            PRE-TAX PENSION    SEPTEMBER 30,      2004 EQUITY
 CHANGE IN ASSUMPTION           EXPENSE           2004 PBO        (NET OF TAX)
 --------------------       ---------------    --------------    --------------

 25 basis point
 decrease in discount       +$0.63 million     +$7.67 million    -$5.20 million
 rate

 25 basis point
 increase in discount       -$0.61 million     -$7.32 million    +$4.96 million
 rate

 25 basis point
 decrease in expected       +$0.37 million            -                -
 return on assets

 25 basis point
 increase in expected       -$0.37 million            -                -
 return on assets

 25 basis point
 increase in compensation   +$0.15 million     +$0.69 million          -
 assumption

 25 basis point
 decrease in compensation   -$0.16 million     -$0.67 million          -
 assumption

 Use of PA90 (-1 for non-
 pensioners) mortality
 table                      -$1.41 million     -$11.01 million   +$7.47 million

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 16 - LEASES

         Rental expense for operating leases in the year ended September 30, 2004 was $0.9 million. Operating lease costs in the year ended September 30, 2003 and September 30, 2002 amounted to $ 0.9 million and $0.9 million respectively. Future minimum rental commitments under non-cancelable operating leases as of September 30, 2004 and September 30, 2003 are:

                                                    2004               2003
                                               (IN THOUSANDS)     (IN THOUSANDS)
                                               --------------     --------------

2005                                               $   907            $   798
2006                                                   868                775
2007                                                   859                780
2008                                                   859                785
2009                                                   828                789
Thereafter                                           2,813                789
                                               --------------     --------------
Total minimum lease payments                       $ 7,134            $ 4,716
                                               ==============     ==============

         Under capital lease agreements, the Company is required to make certain monthly, quarterly or annual lease payments through 2008. The aggregate minimum capital lease payments for the next four years, with their present value as of September 30, 2004, and September 30, 2003 are as follows:

                                                    2004               2003
                                               (IN THOUSANDS)     (IN THOUSANDS)
                                               --------------     --------------

2005                                               $  846            $   856
2006                                                  510                691
2007                                                  148                414
2008                                                    5                102
                                               --------------     --------------
Total minimum lease payments                        1,509              2,063
Less amount representing interest at 5.25%            (81)              (108)
                                               --------------     --------------
Present value of net minimum lease payments         1,428              1,955
Less current portion                                 (803)              (811)
                                               --------------     --------------
Long-term portion                                  $  625            $ 1,144
                                               ==============     ==============


NOTE 17 - COMMON STOCK

                                                  2004               2003
                                                (NUMBER)           (NUMBER)
                                               ----------         ----------
Par value $.001 per share

Authorized shares                              25,000,000         25,000,000
Issued                                         12,011,122         12,011,122
Outstanding                                    11,741,122         11,741,122
                                               ==========         ==========


NOTE 18 - STOCK OPTION PLAN

         On January 20, 2000, the Company's board of directors approved a Stock Option Plan which provided for incentive stock options and non-qualified stock options to be granted to officers, employees, directors and consultants to the Company. Subject to restrictions outlined in the Stock Option Plan, options granted, terms of exercise and expiration of options were determined by the Board of Directors or by a compensation committee selected by the Board of Directors. The maximum number of shares of the Company's common stock that could be granted under the plan was 950,000 shares increased quarterly commencing April 1, 2000 by the lessor of (i) 15% of the outstanding shares of the common stock on the first day of the fiscal quarter less the number of shares of common stock which could be granted under the plan prior to the first day of the applicable fiscal

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 18 - STOCK OPTION PLAN - CONTINUED

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

NOTE 19 - STOCK OPTIONS

         Pro-forma information regarding Net Loss and Loss per Share is required under SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. As explained in note 18, above, the stock option plan was cancelled on September 6, 2002. No options were granted in the year to September 30, 2001 and 50,000 options were granted in the year ended September 30, 2002. The fair value of options granted in this period was $0.65. The fair value was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions: no dividends, an average risk-free interest rate of 3.01% (2001 - 5.59%), volatility factor of the expected market price of the Company's common stock of 100% (2001 - 0.00%) and a weighted average expected life of the options of two years.

A summary of stock option transactions for the year ended September 30, 2002 is presented below:

                                                    SHARES      WEIGHTED AVERAGE
                                                                 EXERCISE PRICE
                                                   --------     ----------------

Outstanding, September 30 2001                      130,000          $0.85
  Issued October 16, 2001                            50,000          $1.50
  Exercised, May 2002                               (27,000)         $1.50
  Cancelled, September, 2002                       (153,000)         $0.95
                                                   --------     ----------------
Outstanding, September 30 2004, 2003, and 2002            0          $0.00
                                                   ========     ================


NOTE 20 - STOCK COMPENSATION

         There were no stock compensation transactions in the years ended September 30, 2004 and September 30, 2003. Items of stock compensation in the year ended September 30, 2002 were as follows:

         On January 15, 2002 the company issued 321,000 shares of its common stock to a then business combination consultant in consideration for the provision of services with the objective of increasing the company's revenues and earnings and expanding its business. The Company recorded compensation of $449,400 for this contract in the year ended September 30, 2002 based upon the fair market value of the common stock on the date of issue.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)


NOTE 21 - RELATED PARTY TRANSACTIONS AND BALANCES

Transactions for the years ended September 30, 2004, September 30, 2003, and September 30, 2002 were as follows:

                                         FOR THE FISCAL YEARS ENDED
                                  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                  -------------   -------------   -------------
                                      2004            2003            2002
                                  -------------   -------------   -------------
                                  (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)
Interest on the promissory note
payable to a significant
stockholder of the company and
interest on director's loan            $0              $12              $7
                                  =============   =============   =============

These transactions are recorded at the exchange amount, being the amount of consideration established and agreed to by the related parties.

At the year end, there were no amounts due from and to related parties which are not disclosed elsewhere in these consolidated financial statements.

NOTE 22 - SEGMENT DATA

         The Company's principal operations relate to the manufacture and distribution of a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools. These operations are conducted through business divisions located primarily in the United Kingdom, France, USA and Australasia.

         Given below are summaries of the significant accounts and balances by business segment and by geographical location, reconciled to the consolidated totals. In all years, transactions and balances applicable to the Company's distribution companies in France, Australia and New Zealand have been aggregated with the hand and garden product businesses since these products represent the most significant proportion of the distribution companies' trades. The summaries also provide an analysis of the accounts and balances between continuing and discontinued operations.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 22 - SEGMENT DATA - CONTINUED

The following is a summary of the significant accounts and balances (in thousands) by business segment, reconciled to the consolidated totals:

                                                 SALES                                LONG-LIVED ASSETS (a)
                              -------------------------------------------  -------------------------------------------
                               YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                              SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                  2004            2003           2002           2004           2003          2002
                              -------------  -------------  -------------  -------------  -------------  -------------
  Hand & garden tools           $  76,468       $ 69,959       $ 65,940      $  8,814        $  6,640       $  6,638
  Metrology tools                  15,370         13,571         13,684         2,689           2,699          2,318
  Magnetic products                 9,341          8,315          8,262           862           1,023            915
  Screwdrivers                          -          1,093             84             -               -            200
  Corporate                             -              -              -         9,749           9,199          8,781
                              -------------  -------------  -------------  -------------  -------------  -------------
     Total                      $ 101,179       $ 92,938       $ 87,970      $ 22,114        $ 19,561       $ 18,852
                              =============  =============  =============  =============  =============  =============

Attributable to:
Continuing operations           $ 101,179       $ 91,845       $ 87,886      $ 22,114        $ 19,561       $ 18,652
Discontued operations           $       -       $  1,093           $ 84           $ -             $ -       $    200
                              -------------  -------------  -------------  -------------  -------------  -------------
                                $ 101,179       $ 92,938       $ 87,970      $ 22,114        $ 19,561       $ 18,852
                              =============  =============  =============  =============  =============  =============

                                              DEPRECIATION                             CAPITAL EXPENDITURE
                              -------------------------------------------  -------------------------------------------
                               YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                              SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                  2004            2003           2002           2004           2003          2002
                              -------------  -------------  -------------  -------------  -------------  -------------
  Hand & garden tools            $ 1,975        $ 1,901        $ 2,183        $ 3,726        $ 1,863        $ 1,181
  Metrology tools                    421            400            473            202            638            139
  Magnetic products                  281            234            362             35            337             75
  Screwdrivers                         -             14              2              -              2              5
  Corporate                          252            192            191          3,228             93             34
                              -------------  -------------  -------------  -------------  -------------  -------------
     Total                       $ 2,929        $ 2,741        $ 3,211        $ 7,191        $ 2,933        $ 1,434
                              =============  =============  =============  =============  =============  =============

Attributable to:
Continuing operations            $ 2,929        $ 2,727        $ 3,209        $ 7,191        $ 2,931        $ 1,429
Discontued operations            $     -        $    14        $     2        $     -        $     2        $     5
                              -------------  -------------  -------------  -------------  -------------  -------------
                                 $ 2,929        $ 2,741        $ 3,211        $ 7,191        $ 2,933        $ 1,434
                              =============  =============  =============  =============  =============  =============

                                           OPERATING INCOME                                NET INTEREST
                              -------------------------------------------  -------------------------------------------
                               YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                              SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                  2004            2003           2002           2004           2003          2002
                              -------------  -------------  -------------  -------------  -------------  -------------
  Hand & garden tools            $ 1,124        $ 3,404       $  2,952        $ (203)        $ (255)        $ (358)
  Metrology tools                  1,533          1,380             91           (17)           (18)           (17)
  Magnetic products                1,136          1,715         (1,214)          (14)           (14)            (8)
  Screwdrivers                         -            (17)           (10)            -            (10)            (2)
  Corporate                       (1,849)          (135)        (3,147)          (66)            50            149
                              -------------  -------------  -------------  -------------  -------------  -------------
     Total                       $ 1,944        $ 6,347       $ (1,328)       $ (300)        $ (247)        $ (236)
                              =============  =============  =============  =============  =============  =============
Attributable to:
Continuing operations            $ 1,944        $ 6,364       $ (1,318)       $ (300)        $ (237)        $ (234)
Discontued operations            $     -        $   (17)         $ (10)       $    -         $  (10)        $   (2)
                              -------------  -------------  -------------  -------------  -------------  -------------
                                 $ 1,944        $ 6,347       $ (1,328)       $ (300)        $ (247)        $ (236)
                              =============  =============  =============  =============  =============  =============

(a) Represents property, plant and equipment, net

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 22 - SEGMENT DATA - CONTINUED

THE FOLLOWING TABLE PRESENTS CERTAIN DATA BY GEOGRAPHIC AREAS (IN THOUSANDS):

                                               SALES (a)                              LONG-LIVED ASSETS (b)
                              -------------------------------------------  -------------------------------------------
                               YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                              SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                  2004            2003           2002           2004           2003          2002
                              -------------  -------------  -------------  -------------  -------------  -------------
  United Kingdom                $  45,417      $ 38,625       $ 40,814       $ 20,337       $ 17,706       $ 17,047
  Europe                           18,817        17,159         15,439          1,231          1,243          1,135
  Australasia                      17,505        20,215         16,136            546            605            463
  North America                     6,954         6,802          7,390              -              7            207
  Other                            12,486        10,137          8,191              -              -              -
                              -------------  -------------  -------------  -------------  -------------  -------------
     Total                      $ 101,179      $ 92,938       $ 87,970       $ 22,114       $ 19,561       $ 18,852
                              =============  =============  =============  =============  =============  =============
Attributable to:
Continuing operations           $ 101,179      $ 91,845       $ 87,886       $ 22,114       $ 19,561       $ 18,652
Discontued operations           $       -      $  1,093           $ 84       $      -       $      -       $    200
                              -------------  -------------  -------------  -------------  -------------  -------------
                                $ 101,179      $ 92,938       $ 87,970       $ 22,114       $ 19,561       $ 18,852
                              =============  =============  =============  =============  =============  =============

                                              DEPRECIATION                             CAPITAL EXPENDITURE
                              -------------------------------------------  -------------------------------------------
                               YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                              SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                  2004            2003           2002           2004           2003          2002
                              -------------  -------------  -------------  -------------  -------------  -------------
  United Kingdom                 $ 2,472        $ 2,303        $ 2,913        $ 3,694        $ 2,585        $ 1,241
  Europe                              93            117             73              3             11             20
  Australasia                        313            301            223            266            330            161
  North America                       51             20              2          3,228              7             12
                              -------------  -------------  -------------  -------------  -------------  -------------
     Total                       $ 2,929        $ 2,741        $ 3,211        $ 7,191        $ 2,933        $ 1,434
                              =============  =============  =============  =============  =============  =============
Attributable to:
Continuing operations            $ 2,929        $ 2,727        $ 3,209        $ 7,191        $ 2,931        $ 1,429
Discontued operations            $     -        $    14        $     2        $     -        $     2        $     5
                              -------------  -------------  -------------  -------------  -------------  -------------
                                 $ 2,929        $ 2,741        $ 3,211        $ 7,191        $ 2,933        $ 1,434
                              =============  =============  =============  =============  =============  =============

                                           OPERATING INCOME                                NET INTEREST
                              -------------------------------------------  -------------------------------------------
                               YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                              SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                  2004            2003           2002           2004           2003          2002
                              -------------  -------------  -------------  -------------  -------------  -------------
  United Kingdom                 $ 3,441        $ 6,333       $ (1,415)       $ (186)        $  (77)        $   58
  Europe                             243            (85)          (251)         (163)          (186)          (166)
  Australasia                       (171)           595            376            24            (10)          (126)
  North America                   (1,569)          (496)           (38)           25             26             (2)
                              -------------  -------------  -------------  -------------  -------------  -------------
     Total                       $ 1,944        $ 6,347       $ (1,328)       $ (300)        $ (247)        $ (236)
                              =============  =============  =============  =============  =============  =============
Attributable to:
Continuing operations            $ 1,944        $ 6,364       $ (1,318)       $ (300)        $ (237)        $ (234)
Discontued operations            $     -        $   (17)      $    (10)       $    -         $  (10)        $   (2)
                              -------------  -------------  -------------  -------------  -------------  -------------
                                 $ 1,944        $ 6,347       $ (1,328)       $ (300)        $ (247)        $ (236)
                              =============  =============  =============  =============  =============  =============


(a) Sales are attributed to geographic areas based on the location of the customers.
(b) Represents property, plant and equipment, net.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 23 - FINANCIAL INSTRUMENTS

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

         The company had the following financial assets and liabilities and derivative financial instruments at September 30, 2004 and 2003:

         FINANCIAL ASSETS AND LIABILITIES

         The Company's financial assets and liabilities comprise cash and cash equivalents, accounts receivable, short-term borrowings, notes and accounts payable and long-term debt. In respect of these items fair value approximates to the carrying amounts indicated in the balance sheets at September 30, 2004 and 2003.

         DERIVATIVE FINANCIAL INSTRUMENTS

         The Company had $1.5 million and $0.31 million outstanding in respect of forward exchange contracts outstanding as of September 30, 2004 and 2003, respectively, in order to hedge the foreign currency risk of certain accounts receivable and accounts payable transactions. These transactions are expected to crystallize within three months of the period end. The estimated fair values of the Company's forward exchange contracts at September 30, 2004 and 2003, which equal the carrying amounts of the related accounts receivable and accounts payable balances, were $2.1 million and $0.3 million. Changes in the fair value of forward exchange contracts designated and qualifying as cash flow hedges are reported in accumulated other comprehensive income (loss). These amounts are subsequently reclassified into earnings through other income (expenses) in the same period that the hedged items affect earnings. Most reclassifications occur when the products related to a hedged transaction are sold to customers or purchased from suppliers. Substantially all unrealized losses on derivatives included in accumulated other comprehensive income (loss) at the end of the 2004 fiscal year are expected to be recognized in earnings within the next three months.

NOTE 24 - COMMITMENTS AND CONTINGENCIES

         The Company had outstanding documentary letters of credit totaling $2.4 million at September 30, 2004 (2003: $1.5 million) relating primarily to inventory purchases from suppliers in the Far East.

         The Company's bank accounts held with the HSBC Bank plc by UK subsidiaries of Spear & Jackson plc and Bowers Group plc form a pooled fund. As part of this arrangement the companies involved have entered into a cross guarantee with HSBC Bank plc to guarantee any bank overdraft of the entities in the pool. At September 30, 2004 the extent of this guarantee relating to gross bank overdrafts was $20.5 million (2003: $24.6 million). The overall pooled balance of the bank accounts within the pool at September 30, 2004 was a net cash in hand balance of $1.6 million (2003: $1.7 million).

         The bank overdraft and other facilities of Spear & Jackson Australia Pty. Limited have been guaranteed by its immediate parent, James Neill Holdings Limited, and the bank overdraft and other facilities of Spear & Jackson France SA have been guaranteed by Spear & Jackson plc.

         Commitments under non-cancelable operating leases are disclosed in note 16.

         The Company is currently involved in a legal action with the former managing director of Spear & Jackson plc concerning the amount of severance compensation payable following his dismissal as managing director as part of a management reorganization program in November 2002. The outcome of this action will not be known until later in the year to September 30, 2005 but the Company is confident that the amounts provided in respect of the dispute will be adequate to cover any amounts payable should the Company's defense be unsuccessful.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 24--COMMITMENTS AND CONTINGENCIES - CONTD.

         On April 15, 2004, the U.S. Securities and Exchange Commission filed suit in the U.S. District Court for the Southern District of Florida, against the Company and Mr. Dennis Crowley, its then Chief Executive Officer/Chairman, among others, alleging violations of the federal security laws. Specifically with regard to the Company, the SEC alleged that the Company violated its registration, anti-fraud and reporting provisions. These allegations arise from the alleged failure of Mr. Crowley to accurately report his ownership of the Company's stock, and his alleged manipulation of the price of the Company's stock through the dissemination of false information, allowing him to profit from sales of stock through nominee accounts. On May 10, 2004, the Company consented to the entry of a preliminary injunction, without admitting or denying the allegations of the SEC complaint.

         In addition, the Court has appointed a Corporate Monitor to oversee the Company's operations. Further to Mr. Crowley consenting to a preliminary injunction, the Court's Order also temporarily bars Mr. Crowley from serving as an officer or director of a public company and prohibits him from voting or disposing of Company stock. The Company's Board of Directors has also suspended Mr. Crowley from all positions he occupied as an officer or director. The Company is cooperating with the Monitor and the continuing SEC investigation.

         Subsequent to the SEC action, a number of class action lawsuits have been initiated in the U.S. District Court for the Southern District of Florida by Company shareholders against the Company, Sherb & Co. LLP, the Company's independent auditor, and certain of the Company's directors and officers, including Mr. Crowley, and Mr. William Fletcher, the Company's CFO. These suits allege essentially the same claims as the SEC suit, and seek unspecified damages. The Company has not yet responded to the suits, and likely will not until they have been consolidated and lead counsel appointed for the Class. It is impossible at this time to ascertain the ultimate legal and financial liability or whether these actions, as well as the SEC action, will have a material adverse effect on the Company's financial condition and results of operations.

         The Company has been pursuing settlement negotiations with the SEC and Mr. Crowley to reach a resolution with the SEC as well as Mr. Crowley. The Company has now entered into a Stock Purchase Agreement with PNC Tool Holdings LLC ("PNC") and Dennis Crowley, the sole stockholder of PNC. Under the Stock Purchase Agreement, the Company will acquire for a nominal payment 6,005,561 common shares of the Company held by PNC, which represents approximately 51.1% of the outstanding common shares of the Company. The parties have also executed general releases in favor of each other subject to the fulfillment of the conditions of the Stock Purchase Agreement.

         Mr. Crowley has entered into a Consent to Final Judgment of Permanent Judgment with the Securities and Exchange Commission, without admitting or denying the allegations included in the complaint, which requires a disgorgement and payment of civil penalties by Mr. Crowley consisting of a disgorgement payment of $3,765,777 plus prejudgment interest in the amount of $304,014, as well as payment of a civil penalty in the amount of $2,000,000.

         The Company has also entered into a Consent to Final Judgment of Permanent Injunction with the Securities and Exchange Commission pursuant to which the Company, without admitting or denying the allegations included in the complaint filed by the Commission, consented to a permanent injunction from violations of various sections and rules under the Securities Act of 1933 and the Securities Exchange Act of 1934.

         The Stock Purchase Agreement is not effective until formal approval of the Consents by the Securities and Exchange Commission, as well as approval by the U.S. District Court for the Southern District of Florida of the settlement of that certain litigation captioned SEC v. Dennis Crowley, Spear & Jackson, Inc., International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva (Case No: 04-80354-civ-Middlebrooks). The Stock Purchase Agreement is also conditioned on the Company receiving the benefit of the disgorgement and civil penalty funds paid by Crowley.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 24 - COMMITMENTS AND CONTINGENCIES - CONTD.

         As a result of the contemplated stock purchase, the stockholders of the Company will have their percentage stock interest increase correspondingly with the return of the Spear & Jackson shares to the Company by PNC. Jacuzzi Brands, Inc., which is a beneficial owner of 3,543,281 shares of common stock, will have its interest in the Company increase to approximately 61.2% of the outstanding common stock. This increase is not necessarily permanent as, for legitimate business purposes, the company may subsequently reissue, wholly or in part, those shares purchased from PNC.

         As discussed in Note 4, with effect from September 30, 2003 the Company exited its screwdriver operations following the disposition of the trade and assets of Mega Tools Ltd and Mega Tools USA, Inc. The disposition of the screwdriver division was undertaken by Neil Morgan who was then heading up the division. The Company believes that no specific authorization was afforded to Mr. Morgan to undertake that disposition and, following review of the terms and circumstances of the purported sale, it is the intention of the Company to pursue claims against Mr. Morgan and the transferee.

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

NOTE 25 - SUBSEQUENT EVENTS

         Spear & Jackson, Inc.'s UK subsidiary, Spear & Jackson Garden Products Limited signed, on December 9, 2004, a conditional contract for the sale of part of its industrial site at St. Paul's Road, Wednesbury, England at the price of (pound)2.8 million (approximately $5.3million). The agreement was conditional upon the buyer entering into binding contracts for the acquisition of adjoining property. These conditions were satisfied early in 2005 and the contract for sale was formally completed on January 28, 2005.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 26 - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


FISCAL 2004:
                                                                QUARTERS ENDED
                                   -------------------------------------------------------------------------
                                   DECEMBER         MARCH            JUNE          SEPTEMBER         TOTAL
                                   --------       ---------        ---------       ---------       ---------
                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales .................        $22,982        $ 27,427         $ 26,407         $24,363        $101,179
Gross profit ..............        $ 7,175        $  8,706         $  8,048         $ 8,565        $ 32,494
Net income (loss) .........        $   281        $    (68)        $   (287)        $   510        $    436
Net income (loss) per share
(Basic and diluted) .......        $  0.02        $  (0.01)        $  (0.02)        $  0.05        $   0.04


FISCAL 2003:

                                                                QUARTERS ENDED
                                   -------------------------------------------------------------------------
                                   DECEMBER         MARCH            JUNE          SEPTEMBER         TOTAL
                                   --------       ---------        ---------       ---------       ---------
                                  (RESTATED)      (RESTATED)       (RESTATED)
                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales .................        $22,182        $ 25,034         $ 24,787         $19,842        $ 91,845
Gross profit ..............        $ 6,932        $  8,194         $  8,053         $ 5,719        $ 28,898
Net income ................        $ 1,211        $  1,444         $  1,926         $    35        $  4,616
Net income per share
(Basic and diluted)  ......        $   0.1        $   0.12         $   0.16         $  0.01        $   0.39


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective December 16, 2002, the Company dismissed BDO Dunwoody LLP ("BDO") as its principal accountants. The reports of BDO on the financial statements of Megapro Tools, Inc. for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The decision to dismiss BDO was recommended by management and approved by the Company's Board of Directors. In connection with its audits for the two most recent fiscal years and the subsequent interim period preceding dismissal on December 16, 2002, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO would have caused them to make reference thereto and report on the financial statements for such years. During the two most recent fiscal years and prior to December 16, 2002, the Company had no reportable events.

The Company requested BDO furnish a letter addressed to the Securities and Exchange Commission stating whether or not BDO agrees with the statements above and on December 22, 2002 BDO filed such letter with the Securities and Exchange Commission.

Effective December 19, 2002, the Company engaged the accounting firm of Sherb & Co LLP ("Sherb") to audit the Company's financial statements for the fiscal year ended September 30, 2002. The Company had not consulted with Sherb & Co, LLP during the last two years or subsequent interim period on either the application of accounting principles or type of opinion, Sherb might issue on the Company's financial statements.

On August 13, 2004 the Company announced the resignation of its independent accountant, Sherb and on November 19, 2004 the Company engaged Chantrey Vellacott DFK ("Chantrey Vellacott") as its independent auditor. The change in accountants was ratified and approved by the Board of Directors on the same date.

Prior to their appointment as the Company's primary auditor, Chantrey Vellacott performed significant auditing procedures relating to the Company's non-United States subsidiaries. In connection with these auditing procedures, the Company discussed a variety of matters, including the application of accounting principles and auditing standards. However, these discussions occurred in the normal course of the Company's professional relationship with Chantrey Vellacott and were not a condition of retaining them as Spear & Jackson's primary auditor.

There have been no disagreements between the Company and the former certifying accountant, Sherb, for which Chantrey Vellacott was consulted.

During the Company's year ended September 30, 2003 and the subsequent interim period up to August 13, 2004, there were no disagreements between the Company and Sherb on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Sherb's satisfaction, would have caused Sherb to make reference to the subject matter of the disagreement in connection with its reports on the Company's financial statements for such periods.

The audit reports issued by Sherb on the consolidated financial statements of the Company as of, and for the years ended September 30, 2003 and September 30, 2002, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our acting Chief Executive Officer (CEO) and our Chief Financial Officer (CFO).

Attached as exhibits to this Annual Report are certifications of the acting CEO and the CFO, which are required in accord with Rule 13a-14 of the Securities Exchange Act of 1934. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and other procedures of the Company designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the Company's principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Conclusions

Based upon the Disclosure Controls evaluation referenced above, our acting CEO and our CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Securities Exchange Act) that occurred during the year ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B  OTHER INFORMATION

The Company is currently involved in litigation with the SEC relating to the actions of its former Chief Executive Officer, Dennis Crowley. This matter is discussed in detail under ITEM 3 LEGAL PROCEEDINGS, above.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

The executive officers of the Company, their ages, positions and past five years' experience are set forth below. All executive officers of the company are appointed by the Board of Directors annually. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer.

Directors and Executive Officers:

    NAME                     AGE     TITLE
    ----                     ---     -----
    John Harrington, Jr.     63      Interim Chairman
    William Fletcher         58      Acting Chief Executive Officer and Director
    Robert Dinerman          68      Director
    Patrick Dyson            48      Chief Financial Officer

Mr. John R. Harrington, Jr. was appointed Acting Chairman in April 2004 following the removal of Dennis Crowley from that position. He had previously been a director of the Company since April 1, 2003. Mr. Harrington has 30 years experience in the banking and trust fields and financial advisory services. Mr. Harrington has served as President of Harrington Capital Management, a financial advisory service firm since October 1996. Also in 1996, Mr. Harrington formed the Harrington Foundation. The Foundation was formed for philanthropic purposes with particular emphasis on the promotion of the cultural arts amongst children and the development of awareness of the environment and the importance of its protection. Mr. Harrington holds a degree in economics.

Mr. William Fletcher was appointed Acting Chief Executive Officer in April 2004 following the removal of Dennis Crowley from that position. He had previously been Chief Financial Officer since September 2002. Mr. Fletcher has served in various positions with Spear & Jackson plc since 1970. Mr. Fletcher was appointed Finance Director of Neill Tools Limited , the Company's principal UK subsidiary, in September 1987, and in May 2002 he was appointed Group Finance Director.

Mr. Robert Dinerman was appointed a director in August 2003. Mr. Dinerman was Vice President - Administration of a frozen food corporation for many years and from 1996 to 2001 was chairman of Envision Industries. He is currently a board member of Spring Valley Bank and the Cincinnati Psychoanalytic Institute. Mr. Dinerman received a BA in Psychology from Lebanon University, Cincinnati in 1967. A licensed psychologist, Mr. Dinerman taught for over 25 years in the Graduate School of Business Administration at Xavier University where he became Assistant Professor in the Department of Psychology.

Mr. Patrick Dyson was appointed Chief Financial Officer in October 2004. He qualified as a member of the Institute of Chartered Accountants in England and Wales in 1982 and worked in public practice with Barber Harrison & Platt in Sheffield, England until joining Spear & Jackson plc in 1991, where he has occupied a number of Corporate Financial roles within the Group. From April 1995 to July 2001 Mr. Dyson was Group Chief Accountant, and from August 2001 until his appointment as Chief Financial Officer in October 2004 he was Group Financial Controller. He holds a BA in English and an MA in Linguistics, both from the University of Leeds, England.

In October 2004, the Company appointed Mr. S. Jack Campbell as advisor and consultant to the Board of Directors. Mr. Campbell is Principal of MASI, Ltd., a private investment banking firm in Chicago. His engagement will involve advising the Company on corporate governance matters, sourcing and identifying qualified director candidates to augment the current Board, corporate strategic assistance and coordination and liaison with the Corporate Monitor.

The Company's efforts to appoint additional directors had previously been restricted by the lack of Directors and Officers insurance cover. In January 2005, with the pending resolution of the Crowley litigation, the Company's Board of Directors secured preliminary approval for Directors and Officers ("D&O") insurance with acceptable coverage (subject to satisfactory completion of, and subsequent authorization for, the application). Assuming final approval is obtained from the insurance provider, the presence of an acceptable level of D&O insurance should facilitate the search for additional directors.

TERM OF OFFICE

Our Directors are appointed for terms of one year to hold office until the next annual general meeting of the holders of our common stock, as provided by the Nevada Revised Statutes, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

MEETINGS OF THE BOARD

During fiscal 2004, in addition to actions taken by unanimous written consent, there were 13 meetings of the Company's Board of Directors.

COMMITTEES

The Company presently has an audit committee comprising Messrs. John Harrington and Robert Dinerman, who comprise two of the three members of our Board of Directors. There is currently no independent financial expert, but assuming that appropriate D&O insurance coverage is obtained, it is anticipated that the Company will then be in a position to consider the appointment of a suitably qualified individual. The audit committee met once during the year. A copy of the Audit Committee Charter, which was formally adopted by the Board of Directors in January 2005, is filed as an exhibit to this Annual Report.

The Board of Directors also adopted in January 2005 the charter for a Compensation Committee and this, too, is filed as an exhibit to this Annual Report.

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

Our former Chief Executive Officer, Dennis Crowley, through certain affiliated companies made various transactions in the Company's common stock, which were not reported. These transactions were part of the course of conduct involving Mr. Crowley and the Company which were the subject of the litigation instituted by the Securities and Exchange Commission and reported elsewhere in this Annual Report.

The Company has requested various of its division and group executives to register under Section 16(a) of the Securities Exchange Act of 1934, notwithstanding that the Company does not consider such individuals to be "officers" within the meaning of that statute. Accordingly, following the conclusion of the Company's fiscal year, Messrs. Gilles Champain, Stephen White and Paul Moore registered under Section 16 and Messrs. Peter Gill and Lee Wells are also expected to complete their registration in the near future.

William Fletcher, the Company's interim Chief Executive Officer and former Chief Financial Officer was late in filing his Form 3 which was filed in December 2004.

John R. Harrington, Jr., our interim Chairman of the Board, was late in filing a Form 4 to reflect certain stock acquisitions which were consummated in June 2004 due to a delay in obtaining filing identification numbers.

CODE OF ETHICS

The Company's management had previously developed a detailed employee policy document covering business conduct practices and processes. Subsequent to this, the Company has recently drafted and adopted a Code of Business Ethics and Conduct. A copy of the code is filed as an exhibit to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information as to each individual who served as the Company's chief executive officer during the years ended September 30, 2004, 2003 and 2002 and each executive officer who received in excess of $100,000 for such fiscal period.

                                          SUMMARY COMPENSATION TABLE

                                   Annual Compensation                 Long-Term Compensation
                            --------------------------------   -------------------------------
                                                                      Awards             Payouts
                                                               -----------------------   -------
                                                      Other                 Securities
                                                     Annual                   Under-               All Other
                                                     Compen-   Restricted     Lying                 Compen-
                                                     sation      Stock       Options/     LTIP      sation
   Name and Principal       Year    Salary   Bonus     ($)      Award(s)       SARs      Payouts      ($)
       Position             ($)      ($)      ($)      (1)        ($)          (#)         ($)        (2)
 ------------------------   ----   -------   -----   -------   ----------   ----------   -------   ---------
 Dennis Crowley             2004   194,545     -        -          -            -           -          -
 Chief Executive Officer,   2003   365,907     -        -          -            -           -          -
 President, Secretary and   2002    30,000     -        -          -            -           -          -
 Chairman of the Board
 until 15 April 2004****


 William Fletcher           2004   175,265     -     15,231        -            -           -        54,683
 Acting Chief Executive     2003   141,000   5,000   15,160        -            -           -        44,371
 Officer***                 2002      -        -        -          -            -           -          -


 Patrick J. Dyson           2003   111,900   5,393   12,654        -            -           -        23,723
 Chief Financial            2002    95,988     -     11,475        -            -           -        20,638
 Officer**

 Neil Morgan *              2002   146,485     -        -          -            -           -          -


         **** Mr. Crowley was appointed Chief Executive Officer, President and Chairman of the Board in September 2002. He was removed from office in April 2004.

         *** Mr. Fletcher was appointed Chief Financial Officer in September 2002. On Mr. Crowley's removal from office in April 2004 he was appointed acting Chief Executive Officer.

         **       Mr. Dyson was appointed Chief Financial Officer in October
                  2004.

         * Mr. Morgan resigned his officer and director positions in September 2002.

         (1) Other annual compensation includes payments made by the Company on behalf of the executive officers in respect of the provision of a fully expensed company automobile, private medical insurance and professional subscriptions.

         (2) Comprises contributions to the Company's defined benefit pension plan.

STOCK OPTION GRANTS

No stock options were granted to our directors and executive officers during our most recent fiscal year ended September 30, 2004.

EMPLOYMENT AGREEMENTS

William Fletcher has no formal employment agreement but in a letter issued supplementary to Mr. Fletcher's original terms of employment, the Company has agreed that in the event of termination of employment other than for cause, Mr. Fletcher would be entitled to severance pay equal to twelve months of his current base salary and other benefits.

On September 1, 2000 Patrick Dyson entered into an employment agreement which provides that, in the event of termination of employment other than for cause, Mr. Dyson would be entitled to severance pay equal to twelve months of his current base salary and other benefits.

Mr. Fletcher's and Mr. Dyson's base salaries are determined by the Board and both are entitled to participate in an annual bonus scheme under which bonuses are payable based on the operating profit and cash performance of the Company measured against pre-set targets.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options held by our directors and executive officers were exercised during our most recent fiscal year ended September 30, 2004. At September 30, 2004, no director or executive officer held any stock options.

COMPENSATION ARRANGEMENTS OF OTHER DIRECTORS

Messrs. Harrington and Dinerman received no compensation the year ended September 30, 2004. In the year ended September 30, 2003 each received fees of $5,000. Additionally, Mr. Harrington and Mr. Dinerman are reimbursed for travel and other expenses incurred in connection with meetings of the Board of Directors and other Company matters.

At a meeting of the Board of Directors held in January 2005, the following compensation arrangements were agreed for members of the Company's Board of Directors, effective, prospectively, from January 1, 2005:

                                         Fee Per
                                         Meeting
 Attendance at                              $
 -------------                           -------
 Formal Board Meeting                     3,000
 Special Board Meeting                      500
 Compensation Committee Meeting             500
 Audit Committee Meeting                    750

Out of pocket costs incurred in connection with the above meetings and other expenses incurred on other Company matters will be reimbursed according to formal policy guidelines.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth our common stock ownership information as of November 30, 2004, with respect to (i) each person known to us to own more than five percent (5%) of our outstanding common stock, (ii) each director of the Company; (iii) each executive officer of the Company and (iv) all directors and executive officers as a group. The information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise Chief Financial Officer Boulevard, Suite 2, Boca Raton, Florida 33457.

The disclosures relating to Dennis Crowley are compiled from information supplied for the preparation of the original Form 10-KSB for the year ended September 30, 2003. As referred to, the SEC filed a complaint in the US District Court for the Southern District of Florida naming Dennis Crowley, inter alios, as defendant. The Complaint makes various allegations against Mr. Crowley including that he misrepresented the status of his stock ownership in the Company. Accordingly, the disclosures given below in respect of Dennis Crowley may be subject to future revision.

                                        SHARES                   PERCENT OF
 NAME AND ADDRESS                 BENEFICIALLY OWNED         SHARES OUTSTANDING
 ----------------                 ------------------         ------------------
 PNC Tool Holdings LLC (1)            6,005,561                    51.15%

 Dennis Crowley(1)                    6,080,061                    51.78%

 William Fletcher(2)                          -                        -

 Patrick J Dyson                              -                        -

 John R. Harrington (3)                  67,981                     0.58%

 Robert Dinerman (4)                     53,076                     0.45%

 USI Global Corp.                     3,543,281                    30.18%
 777 S. Flagler Drive
 Suite 1108
 West Palm Beach, FL 33495

 All Executive Officers and             121,057                     1.03%
 Directors as a group
 (4 persons)

(1) Dennis Crowley was the Company's Chief Executive Officer, President, Treasurer, and a Director until April 2004. He is the sole owner of PNC Tools Holdings LLC and majority shareholder of Arden Enterprises. Includes 6,005,561 shares beneficially held by PNC Tools Holdings, LLC and 74,500 shares beneficially held by Arden Enterprises.

(2)      William Fletcher is the Acting Chief Executive Officer of the Company.

(3) John Harrington is Interim Chairman of the Company. Includes 15,000 shares owned by Mr. Harrington's wife. The holding excludes 1,200 shares owned by Mr. Harrington's daughter.

(4) Robert Dinerman is a Director of the Company. He is the owner along with his family of Envision Worldwide Products Ltd. Includes 53,076 shares beneficially held by Worldwide Products, Ltd.

The Company has no securities authorized for issuance under equity compensation plans.

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

As disclosed in ITEM 3 LEGAL PROCEEDINGS the Company has now entered into a Stock Purchase Agreement with PNC Tool Holdings LLC and Dennis Crowley, its sole member. Under the Stock Purchase Agreement, the Company will acquire, for $100, the 6,005,561 common shares of the Company held by PNC Tool Holdings, which represents approximately 51.1% of the outstanding common shares of the Company. The parties have also executed general releases in favor of each other subject to the fulfillment of the conditions of the Stock Purchase Agreement.

The Stock Purchase Agreement is not effective until formal approval of the Consents by the Securities and Exchange Commission, as well as approval by the U.S. District Court for the Southern District of Florida of the settlement of that certain litigation captioned SEC v. Dennis Crowley, Spear & Jackson, Inc., International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva (Case
No: 04-80354-civ-Middlebrooks). The Stock Purchase Agreement is also conditioned on the Company receiving the benefit of the disgorgement and civil penalty funds paid by Crowley.

As a result of the contemplated stock purchase, the stockholders of the Company will have their percentage stock interest increase correspondingly with the return of the Spear & Jackson shares to the Company by PNC Tool Holdings LLC. Jacuzzi Brands, Inc., which is a beneficial owner of 3,543,281 shares of common stock, will have its interest in the Company increase to approximately 61.2% of the outstanding common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Mr. Neil Morgan, our former president, had advanced to us a total of $100,019. The loan was unsecured, bore interest at 10.25% per annum and had no specific repayment terms. The loan was settled at September 30, 2003 as part of the sales consideration for the disposal of the Megapro screwdriver division.

During the 2003 fiscal year, the Company carried out a strategic review of its Megapro screwdriver division, which was operating at a loss. It was determined that the division was no longer a core activity of the Company and various divestment strategies were considered. Disposition of the assets was undertaken by Neil Morgan, who was heading up Megapro, to a separate group, which included Mr. Morgan, and in exchange for which Spear & Jackson, Inc. received promissory notes and other receivables from management of $284,000, as well as discharge of a loan in the amount of approximately $100,000 owed by the Company to Neil Morgan. The assets disposed of had a net book value of approximately $384,000.

While the Company was evaluating the disposition of this non-core activity, no specific authorization was afforded to prior management to formally dispose of the operations of the Megapro assets pending approval by the Board of Directors of the Company. Management has reviewed the terms of the transaction and has evaluated the receivable and the assets purportedly conveyed to consider its course of action in this matter and has accordingly provided $187,000 against the recoverability of these receivables in the Company's financial statements for the year ended September 30, 2004. This provision is in addition to the $97,000 already provided as potentially irrecoverable in the Company's financial statements for the year ended September 30, 2003.

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

The Company has agreed not to make any public sale or distribution of its equity securities or any other securities convertible into or exchangeable or exercisable for its equity securities during the 7 days prior to and 90 days after the effective date of any underwritten demand registration or underwritten piggyback registration. The Company also agrees that after filing a registration statement with respect to the registrable securities, the Company will not register any of its equity securities or the convertible securities issued on its own behalf or at the request of any holder until at least 3 months have lapsed from the effective date of the previous registration. This three-month restriction does not apply to registrations of securities issued in connection with employee benefits plans, to permit exercise or conversions of previously issued options, warrants or other convertible securities or registrations on Form S-4.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

ANNUAL AUDIT AND QUARTERLY REVIEW FEES

The aggregate fees for professional services rendered for the audit of the Company's annual financial statements for the year ended September 30, 2004 and for professional services rendered for the quarterly review of the financial statements was $345,000 (2003: $239,000). The 2004 fee of $345,000 comprises
$332,000 billed by Chantrey Vellacott DFK and $13,000 billed by Sherb & Co LLP (2003: $203,000 and $36,000 respectively).

TAX FEES

The aggregate fees billed by Chantrey Vellacott DFK for professional services rendered for tax compliance, tax advice and tax planning were $73,000 for the year ended September 30, 2004 (September 30, 2003: $41,000).

AUDIT RELATED FEES

There were no fees billed by the Company's accountants and former principal accountants for financial information systems design and implementation in either fiscal 2003 or 2004. There were also no fees billed for professional services related to Sarbanes-Oxley implementation, Section 404 in particular, although it is likely that fees will be incurred on this item in fiscal 2005.

PRE-APPROVAL POLICIES AND PROCEDURES

It is the policy of the Audit Committee to pre-approve all material, specific expenditures relating to any off the matters set out above. In some cases, projects with estimated budgets are pre-approved and monitored by the Audit Committee, and final expenditures are ratified on completion. For fiscal 2004, the Audit Committee approved and/or ratified all of the services detailed above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements:

The following documents are either filed herewith or incorporated herein by reference:

The audited consolidated financial statements of Spear & Jackson, Inc. and subsidiaries as of September 30, 2004 and 2003 and for each of the three years in the period ended September 30, 2004 (including the notes thereto which contain unaudited quarterly financial data for each of the two years ended September 30, 2004), and the Reports of Independent Registered Public Accounting Firms thereon, are included herein as shown in the "Index to the Consolidated Financial Statements" set forth in ITEM 8.

(b) Financial Statement Schedules:

No Financial Statement Schedules are included herein because either the amounts are not sufficient to require submission of the schedules or because the information is included in the Financial Statements or notes thereto.

(c) Exhibits:

 EXHIBIT
 NUMBER   DESCRIPTION
 -------  -----------
 3-1      Articles of Incorporation(1)
 3-2      Articles of Amendment changing our name to Megapro Tools
          Corporation(1)
 3-3      Articles of Amendment changing our name to Megapro Tools Inc.(1)
 3-4      Articles of Amendment amending Article 6 (1) 3.5 Amended By-Laws(1)
 3-5      Articles of Amendment changing our name to Spear & Jackson, Inc.(2)
 3-6      Amended and Restated Bylaws(2)
 4.1 Stock Purchase Agreement dated September 2002 between us, USI Mayfair Limited, and PNC Tool Holdings, LLC(3)
 4.2 Registration Rights Agreement dated September 2002, between us, USI Mayfair Limited, and PNC Tool Holdings, LLC(3)
 4.3 Stockholders' Agreement dated September 2002, between us, USI Mayfair Limited, PNC Tool Holdings LLC, and Dennis Crowley(3)
 4.4      Specimen Form of Common Stock Certificate.(1)
 10.1 Acquisition Agreement dated September 30, 1999 between us and Ms. Maria Morgan, Envision Worldwide Products Ltd., Mr. Robert Jeffery, Mr. Lex Hoos and Mr. Eric Paakspuu(1)
 10.2     Employment Agreement dated September 2002, between us and Neil
          Morgan(2)
 10.3 Employment Agreement dated September 2002, between us and Joseph Piscitelli(2)
 14       Code of Ethics *
 16       Letters regarding concurrence of former independent public accountants.(4)
 21       List of Subsidiaries *
 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002. *
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002. *
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002. *
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002. *
 99.1     Audit Committee Charter *
 99.2     Compensation Committee Charter *

         *        Filed herewith.
         (1) Filed as an exhibit to the Company's Form SB-2 registration statement, as amended, filed with the Securities and Exchange Commission originally on July 3, 2000 and as amended through April 23, 2001.
         (2) Filed as an exhibit to the Company's Annual Return on Form 10-KSB for the year ended September 30, 2002.
         (3) Filed as an Exhibit to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2002.
         (4) Filed as an Exhibit to the Company's Report on Form 8-K/A filed with the Securities and Exchange Commission on August 25, 2004.

(c) Reports on form 8-K:

i) Form 8-K was filed on August 4, 2004 in which the Company announced the following:

         On July 22, 2004, the Company received a preliminary offer to purchase the Company's corporate subsidiaries, including Spear & Jackson plc and Bowers Group plc, from the Company's subsidiary management, including William Fletcher, a director and the Company's Acting Chief Executive. The proposed purchase (based on current exchange rates), which is for acquisition of the issued share capital of these subsidiaries, contemplates a cash purchase amount of approximately US$26,000,000, with the Company retaining existing cash and non-subsidiary real estate assets currently estimated to be approximately US$5,000,000. The proposal also contemplates forgiveness of existing inter-company receivables due from the parent. The offer is based on various assumptions including that the subsidiaries will be free of third party net debt and satisfactory resolution of certain pension issues as a result of changing pension legislation in the United Kingdom. The purchase price is based on minimum net assets of the subsidiaries of approximately $12,161,700 (based on current exchange rates) and subject to downward adjustment on the basis of the prospective purchaser's evaluation of the impact of such pension legislation.

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

iv) Form 8-K/A was filed on December 16, 2004 in which the Company announced the following:

         On November 19, 2004, Chantrey Vellacott DFK was engaged as the independent registered public accounting firm for Spear & Jackson, Inc. As previously reported, Sherb & Co. LLP resigned as Spear & Jackson's independent accountant on August 13, 2004.

         Prior to their appointment as the Company's primary auditor, Chantrey Vellacott DFK performed significant auditing procedures relating to the Company's non-United States subsidiaries. In connection with these auditing procedures, the Company discussed a variety of matters, including the application of accounting principles and auditing standards. However, these discussions occurred in the normal course of the Company's professional relationship with Chantrey Vellacott DFK and were not a condition of retaining them as Spear & Jackson's primary auditor.

         There have been no disagreements between the Company and the former certifying accountant, Sherb & Co. LLP, for which Chantrey Vellacott DFK was consulted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 1, 2005               SPEAR & JACKSON, INC.

                                        By: /s/ John Harrington  Jr.
                                            ------------------------
                                            John Harrington  Jr.
                                            Interim Chairman

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:   February 1, 2005               By: /s/ John Harrington  Jr.
                                            ------------------------
                                            John Harrington  Jr.
                                            Interim Chairman

Dated:   February 1, 2005               By: /s/ William Fletcher
                                            --------------------
                                            William Fletcher
                                            Acting Chief Executive Officer
                                            (Principal Executive Officer)

Dated:   February 1, 2005               By: /s/ Robert Dinerman
                                            -------------------
                                            Robert Dinerman
                                            Director

Dated:   February 1, 2005               By: /s/ Patrick J. Dyson
                                            --------------------
                                            Patrick J. Dyson
                                            Chief Financial Officer
                                            (Principal Financial
                                            And Accounting Officer)