Form 10-Q
period 2004-12-31
SPEAR & JACKSON INC
filed 2005-02-18
CIK 1107206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________


                         Commission file number 0-32013


                              SPEAR & JACKSON, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


 Nevada                                 91-2037081
 ------                                 ----------
 (State of other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organisation)


 6001 Park of Commerce Boulevard, Suite 2,
 Boca Raton, Florida                                     33487
 -----------------------------------------               -----
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

Registrant had 11,741,122 shares of Common Stock, $.001 par value per share, outstanding as of February 17, 2005.

                              SPEAR & Jackson, Inc.

                                      INDEX

                                                                           Page
                                                                          Number
PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited) ................................   1

         Condensed Consolidated Balance Sheets -
         December 31, 2004 and September 30, 2004 (audited) ..............   1

         Condensed Consolidated Statements of Operations -
         Three Months ended December 31, 2004 and 2003 ...................   2

         Condensed Consolidated Statements of Cash Flows -
         Three Months ended December 31, 2004 and 2003 ...................   3

         Notes to Condensed Consolidated Financial Statements ............   4

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................  15

Item 3   Quantitative and Qualitative Disclosures about Market Risk ......  42

Item 4   Controls and Procedures .........................................  43


PART II  OTHER INFORMATION

Item 1   Legal Proceedings ...............................................  45

Item 6   Exhibits and Reports on Form 8-K ................................  47


SIGNATURES ...............................................................  48

Certifications of Acting Chief Executive Officer and
 Chief Financial Officer pursuant to Section 302 ......................... EX 31

Certifications of Acting Chief Executive Officer and
 Chief Financial Officer pursuant to Section 906 ......................... EX 32

ITEM 1 Financial Statements (Unaudited)

                               SPEAR & JACKSON, INC. AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS EXCEPT SHARES)

                                                              At December 31,     At September 30,
                                                                    2004                2004
                                                              ---------------     ----------------
                                                                (Unaudited)
                         ASSETS

Current assets:
    Cash and cash equivalents .........................           $  6,194            $  5,090
    Trade receivables, net ............................             19,449              18,843
    Inventories .......................................             26,021              21,988
    Assets held for sale ..............................              3,174               3,190
    Deferred income tax asset, current portion ........              2,328               2,128
    Other current assets ..............................              1,711               1,310
                                                                  --------            --------
            Total current assets ......................             58,877              52,549

Property, plant and equipment, net ....................             23,240              22,114
Deferred income tax asset .............................             11,938              10,933
Investments ...........................................                171                 160
                                                                  --------            --------
            Total assets ..............................           $ 94,226            $ 85,756
                                                                  ========            ========


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable .....................................           $     71            $     68
    Trade accounts payable ............................             11,473               8,562
    Accrued expenses and other liabilities ............             14,402              12,948
    Foreign taxes payable .............................                 52                  22
                                                                  --------            --------
            Total current liabilities .................             25,998              21,600
Other liabilities .....................................              1,204               1,172
Pension liability .....................................             36,113              33,545

                                                                  --------            --------
            Total liabilities .........................             63,315              56,317
                                                                  --------            --------
Stockholders' equity:
Common stock ..........................................                 12                  12
Additional paid in capital ............................             51,590              51,590
Accumulated other comprehensive income (loss):
    Minimum pension liability adjsutment, net of tax ..            (40,617)            (38,030)
    Foreign currency translation adjustment, net of tax             17,095              12,429
    Unrealized loss on derivative instruments .........                (20)                (61)
Retained earnings .....................................              3,391               4,039
Less: 270,000 common stock held in treasury, at cost ..               (540)               (540)
                                                                  --------            --------
            Total stockholders' equity ................             30,911              29,439
                                                                  --------            --------

                                                                  --------            --------
            Total liabilities and stockholders' equity            $ 94,226            $ 85,756
                                                                  ========            ========

             The accompanying notes are an integral part of these financial statements.

                                                 1

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                    For the Three Months Ended

                                                   December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------

Net sales ......................................   $     25,107    $     22,982
Cost of goods sold .............................         16,984          15,807
                                                   ------------    ------------
Gross profit ...................................          8,123           7,175

Operating costs and expenses:
  Selling, general and administrative expenses .          8,825           6,676

                                                   ------------    ------------
Operating (loss) income ........................           (702)            499

Other income (expense)
  Rental income ................................             40              36
  Interest and bank charges (net) ..............            (29)            (78)

                                                   ------------    ------------

(Loss) income before income taxes ..............           (691)            457
Provision for income taxes .....................             43            (176)
                                                   ------------    ------------

Net (loss) income ..............................   $       (648)   $        281
                                                   ============    ============


Basic and diluted (loss) earnings per share: ...   $      (0.06)   $       0.02
                                                   ============    ============


Weighted average shares outstanding ............     11,741,122      11,741,122
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                               SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
                                           (IN THOUSANDS)
                                                                       For the Three Months Ended
                                                                      December 31,     December 31,
                                                                           2004            2003
                                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ...............................................        $  (648)        $   281
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation ................................................            717             681
    Amortization of asset held for sale .........................             16               -
    Loss on sale of plant, property and equipment ...............             11              14
    Deferred income taxes .......................................           (115)            109
Changes in operating assets and liabilities, excluding the
  effects of acquisitions and dispositions:
    Decrease (increase) in trade receivables ....................            748            (317)
    Increase in inventories .....................................         (2,467)           (655)
    Increase in other current assets ............................           (401)           (269)
    Contributions paid to pension plan ..........................           (729)           (698)
    Increase in other non-current liabilities ...................          1,008             318
    Increase in trade accounts payable ..........................          2,446             934
    Increase (decrease) in accrued expenses and other liabilities            551            (639)
    Increase in foreign taxes payable ...........................             48              44
    Decrease in other liabilities ...............................            (43)            (38)
                                                                         -------         -------
NET CASH  PROVIDED BY (USED IN)  OPERATING ACTIVITIES ...........          1,142            (235)
                                                                         -------         -------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ....................           (338)         (3,425)
  Proceeds from sale of property, plant and equipment ...........             15               -
                                                                         -------         -------
NET CASH USED IN INVESTING ACTIVITIES ...........................           (323)         (3,425)
                                                                         -------         -------

FINANCING ACTIVITIES:
  Repayment of overdraft ........................................              -           1,228
  Increase in overdraft .........................................             (2)              -
                                                                         -------         -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES .............             (2)          1,228
                                                                         -------         -------

Effect of exchange rate changes on cash and cash equivalents ....            287              68
                                                                         -------         -------

CHANGE IN CASH AND CASH EQUIVALENTS .............................          1,104          (2,364)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................          5,090           9,191
                                                                         -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................        $ 6,194         $ 6,827
                                                                         =======         =======

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest ........................................        $    29         $    71
                                                                         =======         =======
  Cash paid for taxes ...........................................        $    24         $    23
                                                                         =======         =======

             The accompanying notes are an integral part of these financial statements.

                                                 3

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 1 - BASIS OF PRESENTATION

         These consolidated financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Spear & Jackson Inc. (the Company) and its wholly owned subsidiaries, Mega Tools Ltd., Mega Tools USA, Inc., Megapro Tools, Inc., S and J Acquisition Corp., Spear & Jackson plc and Bowers Group plc. Both Spear & Jackson plc and Bowers Group plc are sub-holding companies and their business is carried out by the following directly and indirectly owned subsidiaries: Bowers Metrology Limited, Bowers Metrology UK Limited, Coventry Gauge Limited, CV Instruments Limited, Eclipse Magnetics Limited, Spear & Jackson (New Zealand) Limited, James Neill Canada Inc., James Neill Holdings Limited, James Neill U.S.A. Inc., Spear & Jackson (Australia) Pty Ltd., Magnacut Limited, Neill Tools Limited, Spear & Jackson Garden Products Limited, Spear & Jackson Holdings Limited, Spear & Jackson France S.A., Societe Neill France S.A and CV Instruments Europe BV.

As further explained in note 4, below, the purchase of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc. (now Spear & Jackson, Inc.), which was completed on September 6, 2002, was treated as a reverse acquisition.

All significant intercompany accounts and transactions have been eliminated on consolidation.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to both the rules and regulations of the Securities and Exchange Commission and with instructions to Form 10-Q. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of December 31, 2004 and September 30, 2004, and the results of operations for the three month periods ended December 31, 2004 and December 31, 2003 and cash flows for the three month periods ended December 31, 2004 and December 31, 2003 have been included and that the disclosures are adequate to make the information presented not misleading. The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's and Subsidiaries' annual report on Form 10-K for the year ended September 30, 2004.

It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the year ended September 30, 2004 included in the Company's annual report filed on Form 10-K for the period then ended.

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

The results of operations for any interim periods are not necessarily indicative of the results to be expected for the full year, or any subsequent periods.

Certain reclassifications have been made to prior period amounts to conform to current period presentation.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 1 - BASIS OF PRESENTATION - CONTINUED

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 123 (Revised 2004), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the third quarter of fiscal 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on October 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

         As disclosed in the annual report on Form 10-K for the fiscal year ended September 30, 2004, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and assumptions and adopt accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses as disclosed in

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

those financial statements. These judgements can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to revenue recognition; foreign exchange risk; inventory valuation; pension and other post retirement benefit costs and accounting for income taxes. Since September 30, 2004, there have been no changes in our critical accounting policies and no significant changes to the assumptions and estimates related to them.

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

         On 7 November 2002, the Company changed its name from Megapro Tools, Inc. to Spear & Jackson, Inc.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 5 - RETIREMENT BENEFIT PLAN

         The Company operates a contributory defined benefit pension plan covering certain of its employees in the United Kingdom based subsidiaries of Spear & Jackson plc. The benefits covered by the Plan are based on years of service and compensation history. Plan assets are primarily invested in equities, fixed income securities and Government Bonds.

         Pension costs amounted to $1,008 for the quarter ending December 31, 2004 and $318 for the same quarter last year. The net periodic costs include the following components:

                                                 For the Three    For the Three
                                                 Months Ended     Months Ended
                                                  December 31,     December 31,
                                                      2004             2003
                                                 -------------    -------------
                                                 (in thousands)   (in thousands)

Sevice cost ..................................      $   456          $   373
Interest cost ................................        2,544            2,204
Expected return on plan assets ...............       (2,674)          (2,677)
Recognition of actuarial loss ................          682              418

                                                    -------          -------
Total Benefit cost ...........................      $ 1,008          $   318
                                                    =======          =======

         The Company's funding policy with respect to the Plan is to contribute annually not less than the minimum required by applicable UK law and pension regulations. Amounts payable are determined on the advice of the Plan's actuaries. The Company has contributed $729 to the funds in the quarter to December 31, 2004 (2003 $698). The Company anticipates that contributions of $2.7 million will be made in the year ending September 30, 2005 (2004 $2.7 million).

Accounting standards require a minimum pension liability be recorded when the value of pension assets is less than the accumulated benefit obligation ("ABO") at the annual measurement date. As of September 30, 2004, our most recent measurement date for pension accounting, the value of the ABO exceeded the market value of investments held by the pension plan by approximately $33.5 million. In accordance with accounting standards, the charge against stockholders' equity will be adjusted in the fourth quarter to reflect the value of pension assets compared to the ABO as of the end of September 2005. If the level of pension assets exceeds the ABO as of a future measurement date, the full charge against stockholders' equity would be reversed.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

                                               At December 31,  At September 30,
                                                    2004             2004
                                               ---------------  ----------------
                                               (in thousands)    (in thousands)
Assets held and used:
  Land and buildings, at cost ................    $ 19,414         $ 18,177
  Machinery, equipment and vehicles, at cost .      37,498           35,101
  Furniture and fixtures, at cost ............       1,345            1,241
  Computer hardware, at cost .................       1,350            1,264
  Computer software, at cost .................         372              348
  Assets held under finance leases, at cost .. (a)   3,010            2,828
                                                  --------         --------
                                                    62,989           58,959
  Accumulated Depreciation ...................     (39,749)         (36,845)
                                                  --------         --------
        Net ..................................    $ 23,240         $ 22,114
                                                  ========         ========

Assets held for sale
  Assets held for sale at cost ............... (b)$  3,228         $  3,228
  Accumulated Depreciation ...................         (54)             (38)
                                                  --------         --------
        Net ..................................    $  3,174         $  3,190
                                                  ========         ========

(a) Included in property, plant and equipment at December 31, 2004 are capital leases with a net book value of $1.4 million (September 30, 2004 $1.3 million). The cost of these assets held under capital leases was $3.0 million (September 30, 2004 $2.8million) and the accumulated depreciation relating to these assets was $1.6 million (September 30, 2004 $1.5 million).

(b) In the year ended September 30, 2004, the Company spent $3.2 million on a warehouse and office facility in Boca Raton, Florida. Following the removal from office of the Company's former CEO, the current board, in conjunction with the independent Corporate Monitor, performed a detailed review of its U.S. sales and distribution strategy. As a result, the original initiative of setting up a central distribution unit in Florida was deferred. The Boca Raton warehouse was subsequently offered for sale and the property has been accordingly presented as an asset held for sale in the consolidated balance sheet of the Company at December 31, 2004 and September 30, 2004 at its net book carrying value. The sale of the warehouse and offices was completed on February 15, 2005 for $3.4 million (net of sales commission, and other disposal costs).

NOTE 7 - INVENTORIES

                                               At December 31,  At September 30,
                                               ---------------  ----------------
                                                    2004              2004
                                               ---------------  ----------------
                                               (in thousands)    (in thousands)

Finished products ............................    $ 20,599         $ 16,779
In-process products ..........................       5,725            5,211
Raw materials ................................       6,029            5,944
Less: allowance for slow moving and obsolete
  inventories ................................      (6,332)          (5,946)
                                                  --------         --------
                                                  $ 26,021         $ 21,988
                                                  ========         ========

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 8 - INCOME TAXES

         Spear & Jackson is subject to income taxes in the US and in the other overseas tax jurisdictions where its principal trading subsidiaries operate. The provision for US and foreign income taxes consists of:

                                                  For the Three    For the Three
                                                  Months Ended     Months Ended
                                                  December 31,     December 31,
                                                      2004            2003
                                                  -------------    -------------
                                                  in thousands     in thousands

Current tax charge ..............................    $ (48)          $  (67)
Deferred tax  credit (charge) ...................       91             (109)

                                                     -----           ------
                                                     $  43           $ (176)
                                                     =====           ======

A reconciliation of the provision for income taxes compared with the amounts provided at the US federal rate is as follows:

                                                  For the Three    For the Three
                                                  Months Ended     Months Ended
                                                  December 31,     December 31,
                                                      2004             2003
                                                  -------------    -------------
                                                  in thousands     in thousands

Tax at US federal statutory income tax rate .....    $ 242           $ (160)
Overseas tax at rates different to effective rate      (43)              46
Permanent differences ...........................      (39)             (36)
Valuation allowance .............................     (117)             (26)

                                                     -----           ------
                                                     $  43           $ (176)
                                                     =====           ======

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 9 - COMPREHENSIVE INCOME

         Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholder's equity. Comprehensive income and its components comprise the following:

                                                For the Three     For the Three
                                                Months Ended      Months Ended
                                                December 31,      December 31,
                                                    2004              2003
                                                --------------   --------------
                                                (in thousands)   (in thousands)

Total net (loss) income .......................    $  (648)          $   281

Other comprehensive income (loss)

   Additional minimum pension liability .......     (2,587)           (2,375)
   Foreign currency translation adjustments ...      4,666             4,813
   Unrealized gains (losses) on derivative
   instruments ................................         41                 -
                                                   -------           -------
Total comprehensive income                         $ 1,472           $ 2,719
                                                   =======           =======

NOTE 10 - SEGMENT DATA

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

         The financial information of the segments is regularly evaluated by the corporate operating executives in determining resource allocation and assessing performance and is reviewed by the Company's Board of Directors.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 10 - SEGMENT DATA - CONTINUED

                                 Sales                  Long-lived Assets (a)
                      ---------------------------   ----------------------------
                           Three Months Ended            Three Months Ended
                      December 31,   December 31,   December 31,    December 31,
                         2004            2003           2004            2003
                      ------------   ------------   ------------    ------------

Hand & garden tools     $ 18,422       $ 17,118      $  9,240        $  6,783
Metrology tools            4,019          3,583         2,808           2,959
Magnetic products          2,666          2,281           838           1,025
Corporate                      -                       10,354          13,350
                      ------------   ------------   ------------    ------------
   Total                $ 25,107       $ 22,982      $ 23,240        $ 24,117
                      ============   ============   ============    ============


                             Depreciation               Capital expenditure
                      ---------------------------   ----------------------------
                           Three Months Ended            Three Months Ended
                      December 31,   December 31,   December 31,    December 31,
                         2004            2003           2004            2003
                      ------------   ------------   ------------    ------------

Hand & garden tools     $    462       $    435       $   278        $     76
Metrology tools              113             99            56             145
Magnetic products             84             76             4               2
Corporate                     58             71             -           3,202
                      ------------   ------------   ------------    ------------
   Total                $    717       $    681       $   338        $  3,425
                      ============   ============   ============    ============


                        Operating (Loss) Income            Net Interest
                      ---------------------------   ----------------------------
                           Three Months Ended            Three Months Ended
                      December 31,   December 31,   December 31,    December 31,
                         2004            2003           2004            2003
                      ------------   ------------   ------------    ------------

Hand & garden tools     $   (698)      $    304       $   (46)       $    (61)
Metrology tools              292            289            (3)             (4)
Magnetic products            223            272            (3)             (2)
Corporate                   (519)          (366)           23             (11)
                      ------------   ------------   ------------    ------------
   Total                $   (702)      $    499       $   (29)       $    (78)
                      ============   ============   ============    ============

         (a) Represents property, plant and equipment, net.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 10 - SEGMENT DATA - CONTINUED

The following table presents certain data by geographic areas (in thousands):

                               Sales (a)               Long-lived Assets (b)
                      ---------------------------   ----------------------------
                           Three Months Ended            Three Months Ended
                      December 31,   December 31,   December 31,    December 31,
                         2004            2003           2004            2003
                      ------------   ------------   ------------    ------------

United Kingdom          $ 10,651       $ 10,025       $ 21,152        $ 22,208
Europe                     4,725          4,058          1,344           1,335
Australasia                3,998          4,819            744             567
North America              1,620          1,437              -               7
Other                      4,113          2,643              -               -
                      ------------   ------------   ------------    ------------
   Total                $ 25,107       $ 22,982       $ 23,240        $ 24,117
                      ============   ============   ============    ============


                             Depreciation               Capital expenditure
                      ---------------------------   ----------------------------
                           Three Months Ended            Three Months Ended
                      December 31,   December 31,   December 31,    December 31,
                         2004            2003           2004            2003
                      ------------   ------------   ------------    ------------

United Kingdom             $ 628          $ 598           $ 99         $ 3,411
Europe                        24             10             20               -
Australasia                   65             71            219              12
North America                  -              2              -               2
                      ------------   ------------   ------------    ------------
   Total                   $ 717          $ 681          $ 338         $ 3,425
                      ============   ============   ============    ============


                        Operating (Loss) Income            Net Interest
                      ---------------------------   ----------------------------
                           Three Months Ended            Three Months Ended
                      December 31,   December 31,   December 31,    December 31,
                         2004            2003           2004            2003
                      ------------   ------------   ------------    ------------

United Kingdom            $ (322)         $ 586           $ (9)          $ (48)
Europe                      (124)          (135)           (41)            (47)
Australasia                   69            146             18               7
North America               (325)           (98)             3              10
                      ------------   ------------   ------------    ------------
   Total                  $ (702)         $ 499          $ (29)          $ (78)
                      ============   ============   ============    ============

(a) Sales are attributed to geographic areas based on the location of the customers.

(b) Represents property, plant and equipment, net.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 11 - LEGAL PROCEEDINGS

         The Company is currently involved in a legal action with the former managing director of Spear & Jackson plc concerning the amount of severance compensation payable following his dismissal as managing director as part of a management reorganization program in November 2002. The outcome of this action will not be known until later in the year ended September 30, 2005 but the Company is confident that the amounts provided in respect of the dispute will be adequate to cover any amounts payable should the Company's defense be unsuccessful.

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

         Subsequent to the SEC action, a number of class action lawsuits have been initiated in the U.S. District Court for the Southern District of Florida by Company shareholders against the Company, Sherb & Co. LLP, the Company's independent auditor, and certain of the Company's directors and officers, including Mr. Crowley, and Mr. William Fletcher, the Company's CFO. These suits allege essentially the same claims as the SEC suit, and seek unspecified damages. Lead counsel has now been appointed and a consolidated complaint has been filed. The Company is in the process of formulating its response. It is impossible at this time to ascertain the ultimate legal and financial liability or whether these actions, as well as the SEC action, will have a material adverse effect on the Company's financial condition and results of operations.

         The Company has been pursuing settlement negotiations with the SEC and Mr. Crowley to reach a resolution with the SEC as well as Mr. Crowley. The Company has now entered into a Stock Purchase Agreement with PNC Tool Holdings LLC ("PNC") and Dennis Crowley, the sole stockholder of PNC. Under the Stock Purchase Agreement, the Company will acquire for a nominal payment of $100 6,005,561 common shares of the Company held by PNC, which represents approximately 51.1% of the outstanding common shares of the Company. The parties have also executed general releases in favor of each other subject to the fulfillment of the conditions of the Stock Purchase Agreement.

         On September 28, 2004, Mr. Crowley signed a Consent to Final Judgment of Permanent Judgment with the Securities and Exchange Commission, without admitting or denying the allegations included in the complaint, which requires a disgorgement and payment of civil penalties by Mr. Crowley consisting of a disgorgement payment of $3,765,777 plus prejudgment interest in the amount of $304,014, as well as payment of a civil penalty in the amount of $2,000,000.

         On November 18, 2004, the Company signed a Consent to Final Judgment of Permanent Injunction with the Securities and Exchange Commission pursuant to which the Company, without admitting or denying the allegations included in the complaint filed by the Commission, consented to a permanent injunction from violations of various sections and rules under the Securities Act of 1933 and the Securities Exchange Act of 1934.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 11 - LEGAL PROCEEDINGS - CONTINUED

         The Stock Purchase Agreement is not effective until formal approval by the U.S. District Court for the Southern District of Florida of the settlement of that certain litigation captioned SEC v. Dennis Crowley, Spear & Jackson, Inc., International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva (Case No: 04-80354-civ-Middlebrooks). The Stock Purchase Agreement is also conditioned on the Company receiving the benefit of the disgorgement and civil penalty funds paid by Crowley.

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

NOTE 12 - SUBSEQUENT EVENTS

         Spear & Jackson, Inc.'s UK subsidiary, Spear & Jackson Garden Products Limited, signed, on December 9, 2004, a conditional contract for the sale of part of its industrial site at St. Paul's Road, Wednesbury, England at the price of (pound)2.8 million (approximately $5.3million) excluding disposal costs. The agreement was conditional upon the buyer entering into binding contracts for the acquisition of adjoining property. These conditions were satisfied early in 2005 and the contract for sale was formally completed on January 28, 2005.

         The sale of the Company's office and warehouse facility located in Boca Raton, Florida, was concluded on February 15, 2005 at a price of $3.4 million, net of sales commissions and other costs of disposal.

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

RISK FACTORS

Historically, growth has been achieved by the development of new products, strategic acquisitions and expansion of the Company's sales organization. There can be no assurance that Spear & Jackson, Inc. will be able to continue to develop new products, effect corporate acquisitions, or expand sales to sustain rates of revenue growth and profitability in future periods. Any future success that the Company may achieve will depend upon many factors including factors that may be beyond the control of the Company or which cannot be predicted at this time.

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations. Uncertainties and factors that could cause actual results or events to differ materially from those set forth or implied include:

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

CORPORATE ORGANIZATION

OVERVIEW

Spear & Jackson, Inc. ("Spear & Jackson", "The Company" or "We") currently conducts its business operations through its wholly owned subsidiaries, Spear & Jackson plc and Bowers Group plc, and, until September 30, 2003, Mega Tools Ltd and Mega Tools USA, Inc. A brief summary of the Company's corporate organizational history is as follows:

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

THE ACQUISITION OF SPEAR & JACKSON PLC AND BOWERS GROUP PLC BY MEGAPRO TOOLS,
INC.

On August 23, 2002, USI Mayfair Limited, a corporation organized under the laws of England and a wholly-owned subsidiary of USI Global Corp., Megapro Tools, Inc. ("Megapro") and S and J Acquisitions Corp. (a company incorporated on August 22, 2002 under the laws of the State of Florida and a wholly owned subsidiary of Megapro.) executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Spear & Jackson plc and its affiliate, Bowers Group plc, owned by USI Mayfair Limited. The purchase price comprised 3,543,281 shares of common stock of Megapro and promissory notes in the principal amount of (pound)150,000 pounds sterling (approximately $235,000) ("the Transaction"). The Transaction closed on September 6, 2002.

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

In the Stockholders' Agreement dated as of September 6, 2002 by and among Megapro, USI Mayfair Limited, PNC and Crowley (the "Stockholders' Agreement"), USI Mayfair Limited, PNC and Crowley (the "Stockholders") agreed that, other than certain "unrestricted transfers", they would not transfer any Company securities for two years beginning on September 6, 2002. On September 6, 2002, under an unrestricted transfer relating to the transfer of stock from a permitted affiliate, USI Mayfair Limited transferred all of the Company securities owned by it along with all of its rights under the Stockholders' Agreement to USI Global Corp.

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

As a further measure, the Court appointed a Corporate Monitor to oversee the Company's operations. In addition to Mr. Crowley consenting to a preliminary injunction, the Court's order also temporarily bars Mr. Crowley from service as an officer or director of a public company, and prohibits him from voting or disposing of Company stock.

Following Mr. Crowley's suspension the Board appointed Mr. J. R. Harrington, a member of its Board of Directors, to serve as the Company's interim Chairman. Mr. William Fletcher, a fellow member of the Company's Board of Directors, who, until October 27, 2004, was the Company's Chief Financial Officer, and who is a director of Spear & Jackson plc, based in Sheffield, is serving as acting Chief Executive Officer.

The Company has been pursuing settlement negotiations with both the SEC and Mr. Crowley to reach a resolution with both parties.

As part of such settlement negotiations the Company has now entered into a Stock Purchase Agreement with PNC Tool Holdings LLC ("PNC") and Dennis Crowley, the sole member of PNC. Under the Stock Purchase Agreement, the Company will acquire, for $100, 6,005,561 common shares of the Company held by PNC which represents approximately 51.1% of the outstanding common shares of the Company at December 31, 2004, and which constitute 100% of the common stock held by such entity. The parties have also executed general releases in favor of each other subject to the fulfillment of the conditions of the Stock Purchase Agreement.

On September 28, 2004, Mr. Crowley signed a Consent to Final Judgment of Permanent Judgment with the Securities and Exchange Commission, without admitting or denying the allegations included in the complaint, which requires a disgorgement and payment of civil penalties by Mr. Crowley consisting of a disgorgement payment of $3,765,777 plus prejudgment interest in the amount of $304,014, as well as payment of a civil penalty in the amount of $2,000,000.

On November 18, 2004, the Company signed a Consent to Final Judgment of Permanent Injunction with the Securities and Exchange Commission pursuant to which the Company, without admitting or denying the allegations included in the complaint filed by the Commission, consented to a permanent injunction from violations of various sections and rules under the Securities Act of 1933 and the Securities Exchange Act of 1934.

The Stock Purchase Agreement is not effective until formal approval by the U.S. District Court for the Southern district of Florida of the settlement of that certain litigation captioned SEC v. Dennis Crowley, Spear & Jackson, Inc., International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva (Case
No: 04-80354-civ-Middlebrooks). The Stock Purchase Agreement is also conditioned on the Company receiving the benefit of the disgorgement and civil penalty funds paid by Crowley.

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

The Company's four principal business units and their product offerings can be summarized as:

1) NEILL TOOLS, which consists of Spear & Jackson Garden Tools and Neill Tools, manufactures, among other products, hand hacksaws, hacksaw blades, hacksaw frames, builders' tools, riveter guns, wood saws and lawn, garden and agricultural tools, all non-powered. In addition, Neill Tools has supplemented its UK manufactured products with factored products from Far Eastern suppliers. Neill Tools product offering, has now been expanded to include a full range of hand power tools. Similarly, from January 1, 2005, Spear & Jackson Garden Tools' range has been supplemented by a portfolio of electric powered garden tools.

2) ECLIPSE MAGNETICS whose key products are permanent magnets (cast alloy), magnetic tools, magnetic chucks and turnkey magnetic systems. Products range from very simple low-cost items to technically complex high value added systems. In addition, Eclipse Magnetics engages in the trading of other magnetic material, sourced from the Far East, both in the form of sales of complete factored items to end-customers as well as sales of component parts to UK manufacturers. Eclipse is also involved in applied magnetics and supplies many areas of manufacturing with products such as separators, conveyors, lifting equipment and material handling solutions.

3)       The Company's metrology division comprises:

         MOORE & WRIGHT and COVENTRY GAUGE which manufacture a wide variety of products including: low technology measuring tools and hand held gauges for checking the threads, diameters and tapers of machined components. This division has supplemented its manufactured products with a range of factored items.

         BOWERS METROLOGY which is a manufacturer of high specification metrology instruments including precision bore gauges, which measure the diameter of machined components. In addition to the core range of bore gauges, the Company also manufactures universal gauges and hardness testing equipment.

         In December 2004, the division also secured the European distributorship rights for a range of premier portable hardness testers sourced from China.

         The distribution operation will be operated through a specifically formed Dutch subsidiary company based in Maastricht, Holland.

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

For further detailed financial information by reportable segment, including sales, profit and loss, and total asset information, see Note 10 in the "Notes to the Condensed Consolidated Financial Statements" included within this Quarterly Report on Form 10-Q. Also included within Note 10 is a detailed geographical analysis including sales, profit and loss, and total asset information.

The Company's product offering comprises both own-manufactured items and products sourced from third party suppliers as fully complete factored products or semi finished components.

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

The Company's policy is to support its core product offering with a pipeline of new products and range extensions. In the period from October 1, 2004 to December 31, 2004 new product range launches and other significant product related business developments have included:

Neill Tools witnessed advances in the following areas :

o The "Predator" woodsaw launched in the last financial year continues to show impressive growth. Investment in new plant and machinery for the product line has been approved in the quarter under review to ensure that, going forward, the anticipated demand levels can be met.

o Listings have been secured in a major UK big box retailer for our new garden power range which was launched in September 2004.

Eclipse Magnetics introduced extensions to its magnetic assemblies, speciality magnetic tools and oil filtration product ranges, principally for use in the automotive and industrial business sectors.

The Metrology Group has established a European distribution outlet for hardness testers in Holland. The operation is now fully functional and trading throughout Europe.

Spear & Jackson France has further enhanced its range of garden products and has actively promoted new products including plastic snow shovels, bird feeders, weather stations and brass garden ornaments.

In Australia and New Zealand, range reviews are ongoing with a view to delete unprofitable lines and to introduce new products capable of delivering incremental sales and improved margins in the remainder of the fiscal year.

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

Management's Discussion and Analysis or Plan of Operation in the Company's 10-K filing for the year ended September 30, 2004 included a detailed discussion which addressed our most critical accounting policies. The quarterly financial statements for the period ended December 31, 2004, attached hereto, should therefore be read in conjunction with that discussion.

These policies are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our most critical accounting policies are those relating to revenue recognition, foreign exchange risk, inventory valuation, pension and post-retirement benefit obligations and accounting for income taxes.

With regard to pension obligations, the Company operates a contributory defined benefit plan covering certain of its employees in the United Kingdom based subsidiaries of Spear & Jackson plc. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines, and in conjunction with our actuarial consultants and auditors. Our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the expense and liability related to these plans. The actuarial assumptions used by us may differ significantly, either favorably or unfavorably, from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants.

Since September 30, 2004 there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.

OVERVIEW

When compared to the equivalent period last year, the results for the quarter ended December 31, 2004 showed a decrease in operating profitability despite an increase in sales. The Company's management believes, however, that conditions are showing signs of improvement in certain sectors of our markets and although various adverse macro economic factors remain, e.g. the continuing weakness of the US $ and further raw material cost increases, an operating profit of approximately $0.4 million is anticipated for the month of January 2005 (excluding net profits arising on the disposal in January 2005 of the excess portion of the Company's Wednesbury manufacturing site) and continuing profitability is expected for the remainder of quarter 2 (again excluding the profits arising on the sale in February 2005 of the Company's warehouse and office premises in Boca Raton, Florida).

Sales revenues for the quarter ended December 31, 2004 increased by approximately $2.1 million over the comparable period in the previous year. This gain was primarily attributable to favorable currency exchange fluctuations in the current year. Overall sales volumes were flat as a result of growth in the UK trading divisions and S&J France being neutralised by volume decreases in Australasia.

Compared to the same period last year, sales volumes were buoyed by strong Middle and Far East hand tool demand but were adversely affected by the negative impact in certain export markets of the weak US dollar, adverse weather conditions in Australasia and the loss of a major Australian customer to whom significant sales were recorded in the quarter ended December 31, 2003.

Gross profit was $8.1 million for the period ended December 31, 2004 compared to $7.2 million for the prior year. While direct costs are still being adversely affected by increases in prices for our principal raw materials of steel, plastic, cobalt and nickel, and increases in basic utility costs, margins saw signs of improvement as the various divisions witnessed favourable sales mixes and benefited from favourable exchange gains on imported factored products.

Selling, general and administrative expenses have increased by $2.1 million (32.19%). Key factors include: continuing UK distribution cost overruns; the impact of movements in the US $/sterling cross rates in the period; general inflationary increases, and increased FAS 87 pension costs. Corporate head office costs in the US remain significant as a result of the continuing legal and professional fees, monitor costs and associated expenses incurred in connection with the U.S. Securities and Exchange Commission's suit against the Company and its former Chief Executive Officer. Head office salary costs have fallen as a result of the removal of the Company's former CEO but this reduction has not been sufficient to absorb the increases in legal fees in the period.

The Company believes that the level of overheads incurred in the three months ended December 31, 2004, will be maintained in the short term. Various initiatives are, however, being implemented to reduce the levels of sales and distribution costs in future periods. Additionally, on the assumption of a prompt settlement of the Company's SEC and other related litigation issues, decreases in administration costs should follow in future periods as a result of decreases in legal and professional costs.

Overall, the margin improvements have not been sufficient to absorb the increase SG&A expenses, and this has resulted in an operating loss of $0.7 million for the period ended December 31, 2004 compared to an operating profit of $0.5 million for the same period last year.

The Company is addressing the decrease in operating profitability by the launch of new products to re-establish our competitive edge over cheap imports. An extended woodsaw range has already been introduced to the market and the launch of powered garden tools is underway. Additionally, the Company anticipates that it will continue to buy in finished and semi finished components as a cost efficient alternative to own manufacture.

The Company intends to continue exploring initiatives to reduce its manufacturing base costs, both in respect of raw materials and processes, in order to minimize margin erosion. The Company's management has implemented a number of initiatives to improve profitability with emphasis placed on biasing sales mix towards higher margin products, restructuring of the UK manufacturing cost bases and the augmentation of the Company's sales and marketing functions to ensure the Company derives maximum advantage from the new UK direct trading route.

Initiatives have now been implemented to reduce warehouse and distribution costs in the UK hand and tools division. In Australia the new Managing Director, appointed in the last financial year, is re-establishing sound trading relationships with certain major customers in order to maximize sales opportunities. While sales volumes have been disappointing in Australia, the Company has returned to profitability and it is anticipated that this will continue in the forthcoming year.

These restructuring costs and other initiatives, together with investment in new capital equipment in the UK, are anticipated to achieve improved efficiencies and reduce labor costs with corresponding improvements in the ongoing profitability of the Company in the forthcoming year.

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

On September 28, 2004, Mr. Crowley signed a Consent to Final Judgment of Permanent Judgment with the Securities and Exchange Commission, without admitting or denying the allegations included in the complaint, which requires a disgorgement and payment of civil penalties by Mr. Crowley consisting of a disgorgement payment of $3,765,777 plus prejudgment interest in the amount of $304,014, as well as payment of a civil penalty in the amount of $2,000,000.

On November 8, 2004, the Company signed a Consent to Final Judgment of Permanent Injunction with the Securities and Exchange Commission pursuant to which the Company, without admitting or denying the allegations included in the complaint filed by the Commission, consented to a permanent injunction from violations of various sections and rules under the Securities Act of 1933 and the Securities Exchange Act of 1934.

The Stock Purchase Agreement is not effective until formal approval by the US District Court for the Southern District of Florida of the settlement of that certain litigation captioned SEC v. Dennis Crowley, Spear & Jackson, Inc., International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva (Case
No: 04-80354-civ-Middlebrooks). The Stock Purchase Agreement is also conditioned on the Company receiving the benefit of the disgorgement and civil penalty funds paid by Crowley.

The Company expects that, in the short term, resolution of the remaining approval issue will enable management to refocus its energies on implementing the key strategies of the business and will help the Company to move forward free from the operational uncertainties associated with this legal action.

Subsequent to the SEC action, a number of class action lawsuits were initiated in the US District Court for the Southern District of Florida by Company shareholders against the Company, Sherb & Co. LLP, the Company's former independent auditor, and certain of the Company's directors and officers, including Mr. Crowley and Mr. William Fletcher, the Company's former CFO. These suits allege essentially the same claims as the SEC suit, and seek unspecified damages. Lead counsel has now been appointed for the Class and a consolidated complaint has been filed. The Company is in the process of formulating its response. Inevitably, therefore, commercial uncertainties will remain as it is impossible at this time to ascertain the ultimate legal and financial liability or whether the class action litigation will have a material adverse effect on the Company's financial condition and results of operation.

RESULTS OF OPERATIONS

The following discussion provides a review of results for the three months ended December 31, 2004 versus the three months ended December 31, 2003.

Summary Profit and Loss Account Data:

                                            Three Months ended December 31
                                            ------------------------------

                                        2004             2003           % Change
                                         $m               $m

Net Sales                               25.10            22.98            +9.25
Cost of goods sold                     (16.98)          (15.80)           +7.45
                                       ------           ------
Gross profit                             8.12             7.18           +13.21
Selling, general and
  administrative expenses               (8.82)           (6.68)          +32.19
                                       ------           ------

Operating (loss) income                 (0.70)            0.50          (240.68)
Other income                             0.01            (0.04)          126.19
                                       ------           ------
(Loss) income before                    (0.69)            0.46          (251.20)
  income taxes
Provision for income taxes               0.04            (0.18)          124.43
                                       ------           ------
Net (loss) income from
  continuing operations                 (0.65)            0.28          (330.60)
                                       ======           ======

Effective tax rate                       6.22%           38.51%
                                       ======           ======

Comparisons as a % of net sales:

Gross profit                            32.35%           31.22%
Selling, general and
  Administration expenses               35.15%           29.05%
Operating (loss) income                 (2.80%)           2.17%
(Loss) income before income taxes       (2.75%)           1.99%
Net (loss) income                       (2.58%)           1.22%

Note: The percentages and percentage change data shown above have been calculated from the Condensed Consolidated Statements of Operations included in the Financial Statements attached hereto. The financial data shown in the Financial Statements is given in thousands rather than the millions presentation adopted in the table above.

Sales increased by $2.1 million from $23 million in the three months ended December 31, 2003 to $25.1 million for the three months ended December 31, 2004.

The increase is analyzed as follows:
                                                              Three Months ended
                                                               December 31, 2004
                                                   Note               $m

Effect of exchange rate movements                  (a)               2.0
Sales volumes movements                            (b)                 -
Decreased rebates                                  (c)               0.1
                                                                     ---
                                                                     2.1
                                                                     ===

Analysed by principal business segment the net sales increase is as follows:-

                                                              Three Months ended
                                                               December 31, 2004
                                                   Note               $m
i)     Hand and garden tools

       Effect of exchange rate movements           (a)               1.5
       Sales volume decreases                      (b)              (0.3)
       Rebates                                     (c)               0.1
                                                                     ---
                                                                     1.3
                                                                     ---
ii)    Metrology tools

       Effect of exchange rate Movements           (a)               0.3
       Sales volume increases                      (b)               0.1
                                                                     ---
                                                                     0.4
                                                                     ---
iii)   Magnetic products

       Effect of exchange rate movements           (a)               0.2
       Sales volume increases                      (b)               0.2
                                                                     ---
                                                                     0.4
                                                                     ---
       Total net sales increase                                      2.1
                                                                     ===
Notes:

(a) The functional currency of the majority of the group's revenues is sterling and the variation in the US$/(pound) cross rate in the three month period ending December 31, 2004 compared to the comparable period last year has had a significant impact on the US dollar value of the group's sales. The average cross rates in the period under review can be summarized as:

                                                 Average Cross Rates
                                                 -------------------
                                        2004             2003         % Movement

       3 months ended December 31      1.8647           1.7071          +9.23%

(b) In general, business conditions in many of our end markets remained challenging as a result of continuing intense competition from rival suppliers in a number of our product ranges, the weak US dollar and unfavourable weather conditions in Australia and New Zealand.

       Within the UK and French hand and garden products segment, despite challenging trading conditions, Neill Tools, Robert Sorby and S&J France showed aggregate sales volume increases for the quarter of $1.0 million compared to the comparable period last year. However, such sales volume increases were exceeded by sales volume decreases of $1.3 million in the Australian and New Zealand entities. The Australasian sales shortfall in 2004 compared to 2003 is primarily attributable to the loss of a major customer at the end of 2003, continued drought conditions in that country and delays in the shipping of initial orders to a major New Zealand customer.

       Similar market pressures were prevalent in the metrology and magnetic products segments but volume increases of $0.3 million were still achieved. This was attributable to the continuing strong performance of the Smart Plug two point gauge in the Metrology division and increases in export sales in Eclipse Magnetics following the establishment of new distribution channels.

(c) The level of rebates has decreased overall in 2004 by $0.1 million when compared to 2003. The decreases are attributable to reduced trading volumes in Australia, partially offset by increases in our Neill Tools division as a result of changes in customer profile which arise following the set up of the direct to market sales route. Assuming similar sales volumes and customer mix, the Company anticipates that this level of rebate will be maintained in future periods.

SEGMENT REVIEW OF SALES REVENUES

We aim to maintain and develop the revenues of our businesses through the launch of new products, the enhancement of existing items and the continued marketing of the Company's brands in order to retain and gain market share.

Sales and revenue details on a segment basis are as follows:

NEILL TOOLS

Sales for the quarter ended December 31, 2004 of $10.9 million showed an improvement of $1.6 million over last year's sales of $9.3 million. This increase was attributable to favorable exchange movements of $0.9 million and increased volumes of $0.8 million, offset by an increase in sales rebates of $0.1 million.

Sales volume improvements in the quarter were mainly attributable to achievements in our export markets ($0.7 million). Despite the continued weakness of the US dollar, exports were particularly strong in the Middle and Far East. The huge construction programs and rebuilding projects following the conflicts in the Middle East have increased demand and have assisted our strong export sale performance.

In September 2004 the Company's range of powered garden tools was launched at the Glee Exhibition and a considerable amount of interest was shown. The products are available for delivery from January 2005.

The "Predator" woodsaw range, so successful last year, has continued to deliver in the first quarter of the year and this has been complemented by strong hacksaw blade performance. Investment of approximately $0.9 million in a new woodsaw and HSB plant has been approved and it is expected to be fully operational in Quarter 4. This will ensure that the record levels of productivity can be sustained.

While sales have improved in the quarter, divisional management is fully appreciative of the shrinking UK manufacturing base and the threat from low-cost, Far Eastern economies. Despite price increases imposed by our steel, plastics and utility suppliers, and the difficulty within a competitive market place of passing these on to customers, margins have improved when compared to the same period last year, as the division has continued implementation of its strategic plan to reduce the cost of manufacturing and distribution, which was introduced in the last financial year.

Costs and overheads have seen increases, primarily due to the decision, implemented in July 2003, to cease trading with its major UK wholesale customer, and to deal with its customers on a direct basis. The associated increase in distribution costs as the Company reacted to a change in customer delivery requirements has now been addressed with the appointment of a new Distribution Manager. The business is now closer to its customer base than ever before with strong relationships being developed over the past two years.

ECLIPSE MAGNETICS

Sales for the quarter showed a $0.4 million increase over last year's figures (2004 $2.7 million, 2003 $2.3 million) with favorable exchange movements of $0.2 million and an increased volumes of $0.2 million.

Sales of the distribution range of products have shown a marked improvement when compared to last year. Even though the UK industrial sector has remained flat, the new Ultra Lift + introduced in the last fiscal year has continued to take market share.

The standard low technology area of the business, however, continues to be eroded by good quality imports from our competitors in China and the Far East as previously reported. This is directly impacting on our distribution and industrial markets.

The higher added value area of our business continues to flourish, however, with the sales of new product installations secured within the food industry and export markets. The order book is encouraging, especially overseas, where forward order schedules have been received for new listings within a major US industrial catalog.

The increasing raw material price of nickel and cobalt (two major alloys used in magnet manufacturing) witnessed in the last fiscal year now seems to have stabilised somewhat. Gross margins, therefore, have remained similar to last year.

The main challenges to the business remain the retention of our low technology business with its high quality brand image and to continue to develop the "added value" side of our business with its higher margin sales.

ROBERT SORBY

Sales for the first quarter were $0.2 million higher than last year (2004 $1.4 million, 2003 $1.2 million), attributable to volume growth of $0.1 million and favorable exchange movements of $0.1 million.

The first quarter proved successful for Robert Sorby against the background of a testing market place and the weak dollar's impact on US consumer prices. Despite this, international sales grew by 10%, mainly due to increased volume sales into the USA where a major promotional campaign secured increased listings with a number of our larger customers. However, management recognises the need to build upon these successes to under-line its market position and to compensate for the closure of a major US customer late in 2003. The focus of attention in the forthcoming quarters will be the introduction of new products, enhanced consumer marketing and the refinement of our current distribution network.

In a flat UK market, where sales growth has been stagnant, the main thrust has continued to be the promotion of lathes, lathe chisels and lathe chucks where we have an increasingly strong position. Continuing focus has been placed on our mail order business where an improved order and stock control system is under consideration in order to improve customer service and lead times.

BOWERS METROLOGY

Sales for the first quarter show an increase of $0.4 million over last year ($4.0 million 2004, $3.6 million 2003) due to favorable exchange movements of $0.3 million and increased volume of $0.1 million.

The main successes of the quarter were the new Smart Plug 2-point bore gauge product, which secured a significant single order in the railway rolling stock sector, together with sales into the rapidly expanding Chinese automotive sector.

Elsewhere, the Moore & Wright and Coventry Gauge divisions have continued to struggle against the influx of low cost competition from China and the Far East.

Likewise, the continuing weakness of the US dollar has affected our competitiveness in the overseas markets, particularly Korea and China, that are linked to the US dollar. In some instances, extra discounts have been offered to some US and Asian customers in order to preserve our competitiveness.

During the quarter, a new sales and distribution facility was set up in Maastricht, Holland, following the successful negotiation for the exclusive European distribution rights to a well-known brand of portable hardness testing equipment manufactured in China. A separate company and dedicated infrastructure has been set up in the Netherlands to service this new product. This new facility, with excellent connections in mainland Europe, has incurred considerable set-up costs in the period but profitability is anticipated in the short term.

Going forward, demand for low cost, own manufactured hand tools is expected to show further erosion but the continuing success of the "Special Products and

Systems" segments of the business continue to flourish. The Company therefore recognises that it needs to continue to focus the UK manufacturing sites on producing more high technology products and to explore strategies to make the Company more competitive in the low technology sectors.

S&J FRANCE

Sales for the quarter increased by $0.3 million from $1.8 million in 2003 to $2.1 million in 2004. This is attributable to favourable exchange movements of $0.2 million and volume increase of $0.1 million.

While the French economy has remained depressed, with low consumer spending and increases in unemployment, and bad weather conditions have prevailed, there have been a number of encouraging signs in the quarter. Several new listings were achieved for new products including brass ornaments and weather station ranges which have offset the slow garden tool sales in the quarter.

Production improvements introduced with the involvement of UK manufacturing management in the last quarter of the September 2004 fiscal year have begun to increase productivity rates and efficiencies in the assembly and paint areas.

The French operation is a highly seasonal business since most of its product offering relates to lawn and garden tools. An additional manager has been recruited whose remit is to introduce new, non-garden items into our product ranges. We expect these will substantially broaden our product portfolio and so reduce the seasonality and keep the business profitable throughout the year.

AUSTRALASIA

Sales for the quarter for Spear & Jackson Australia and Spear & Jackson New Zealand were $0.8 million lower than last year (2004 $4.0 million, 2003 $4.8 million). Volume reductions of $1.3 million were only partly compensated by favorable exchange movements of $0.3 million and decreased sales rebates of $0.2 million.

The sales revenues of the Australian subsidiary in the three month period ended December 31, 2004 showed a considerable fall when compared to the entity's sales performance in the equivalent period last year. This is principally due to the loss of a major customer in quarter 1 of last year. In addition the continuation of the drought and the introduction and subsequent expansion of water restrictions throughout Australia severely affected the rural and farm trade, resulting in sales of digging and garden products failing to reach expectations. Compounding this result was the decline in power tool sales due to falling price points to the market and competition from cheap foreign imports.

Our Australasian division remains focussed on rebuilding its sales and marketing infrastructure and to maximize the selling opportunities of the Spear & Jackson branded products. Management is currently reviewing its product ranges with a view to deleting unprofitable lines and introducing new product offerings which will deliver incremental sales growth and improved margins.

COSTS OF GOODS SOLD AND GROSS PROFIT

Costs of goods sold increased to $17.0 million in the three month period ended December 31, 2004 from $15.8 million in the three months ended December 31, 2003.

Headline information concerning costs of goods sold as a percentage of sales and gross profit margins in the periods under review is as follows:

                                            Three Months Ended
                                       December 31      December 31
                                           2004             2003
                                            %                %

Cost of goods sold as a
% of sales                                67.65            68.78

Gross Profit Margin                       32.35            31.22

Despite continuing raw material (principally steel and plastic) and utility price increases, together with increases in the cost of fuel used to operate our manufacturing processes, gross margins for the period ended December 31, 2004 show an improvement over that for the quarter ended December 31, 2003 as a result of:

o exchange gains realized on the purchase of factored products denominated in US dollars from suppliers in the Far East.

o    more favourable and advantageous sales mix.

o Increased beneficial effect of selling directly to customers rather than via intermediaries.

We continue to monitor and evaluate means of maintaining and improving current sales mixes and of further reducing costs of goods sold across all of our principal trading operations to avoid margin erosion. The highly price sensitive markets in which we operate make it prohibitive to pass on adverse variances to certain of our customers. This, and the upward pressure on steel prices caused by strong demand from China, will continue to have an adverse influence on our margins in the short term.

Further pressure is exerted on our margins by the weakening dollar and, to retain competitiveness, additional discounts have been offered in certain markets where our sales are transacted in that currency.

The Company's position is not, however, unique in this respect as the trading issues crystallized by the weakening value of the dollar are currently faced by many other UK companies with material export sales interests.

OPERATING COSTS AND EXPENSES

Selling, general and administrative (SG&A) expenses increased by $2.1 million from $6.7 million in the three months ended December 31, 2003 to $8.8 million in the three months ended December 31, 2004. Expressed as a percentage of sales, selling, general and administration expenses were 35.15% of sales for the three months ended December 31, 2004 (2003 : 29.05%).

The principal reasons for the increase in the level of the current quarter's selling, general and administrative expenses over its prior year comparative can be summarized as follows:

                                                 Increases Over Prior Year
                                                    Three Months ended
                                                     December 31, 2004
                                                             $m

a)    Impact of movements in average                         0.4
      US$/sterling cross rates in the period

b)    Increased FAS 87 pension costs                         0.7

c)    Inflationary increases and reduced                     0.2
      foreign exchange gains on trading
      transactions

d)    Increased head office costs relating                   0.2
      to legal and professional fees, monitor fees and associated costs

e)    Increased UK warehouse and                             0.4
      distribution costs following the change
      to direct sales

f)    Other net increases                                    0.2
                                                             ---

      Total increase in expenses                             2.1
                                                             ===

Other income and expenses moved from a net expense of $0.04 million in the three months ended December 31, 2003 to a net credit of $0.01 million in the three months ended December 31, 2004.

This improvement is attributable to lower 2004 bank interest charges in the Company's UK businesses. During the quarter to December 2003 the cash balances in the UK were negatively impacted by the cash outflows relating to the purchase of land and buildings at Wednesbury, England for $3.2 million. This resulted in increased interest charges in December 2003. Net trading cash generation over the last year has improved cash balances thereby reducing interest charges.

(LOSS) INCOME BEFORE INCOME TAXES

Our loss before income taxes in the three months ended December 31, 2004 amounted to $0.7 million. This compares to an income before taxes for the three months ended December 31, 2003 of $0.4 million. This net decrease in profitability of $1.1 million is attributable to increased overhead costs of $2.1 million, net of improvements in gross profit of $1.0 million, as explained above.

PROVISION FOR INCOME TAXES

An income tax credit of $0.043 million arose in the three months ended December 31, 2004 compared to a $0.176 million income tax charge in the three months ended December 31, 2003.

Income taxes were 6.22% of losses before tax in the three months ended December 31, 2004 compared to 38.51% of profits in the three months ended December 31, 2003.

Differences between the effective rate and the statutory rate of taxation of 35% result from income in certain overseas subsidiaries within the Spear & Jackson group being taxed at rates different from the effective rate, the utilization of tax losses which are not recognized within the deferred tax computation and permanent differences between accounting and taxable income as a result of non-deductible expenses and non-taxable income.

In addition, in 2004, the effective tax rate has been further increased as a result of losses that have been incurred in the United States for which no utilization against future profits is envisaged in the short term and to which a valuation allowance has therefore been applied.

Because of the availability of tax net operating losses and other tax credits, it is not anticipated that any significant element of the taxation provision for the three months ended December 31, 2004 will result in the payment of income tax.

NET (LOSS)/INCOME

Our net loss from continuing activities after income taxes was $0.6 million for the three months ended December 31, 2004 (2003: $0.3 million profit).

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash and cash equivalents amounted to $6.2 million at December 31, 2004 ($5.1 million at September 30, 2004), working capital (excluding deferred taxes) totalled $30.6 million at December 31, 2004 ($28.8 million at September 30,
2004) and our stockholders' equity was $30.9 million at December 31, 2004 ($29.4 million at September 30, 2004).

Net cash generated from operating activities in the three month period ended December 31, 2004 was $1.1 million compared to a $0.2 million outflow in the three months ended December 31, 2003. This increase of $1.3 million primarily arises from:

o  increased trading working capital inflows of $0.7 million (note a)

o increase in net inflows from other assets and liabilities of $1.0 million (note b)

Offset by:

o the reduction in net income (adjusted for depreciation, pension charges and deferred taxes) of $0.4 million as dealt with in the commentary on trading results above.

The reasons for these trade working capital variances and movements in other assets and liabilities are summarized below.

a)     Trade Working Capital Variances

       The net increase in inflows from trade working capital is attributable to:

                                                       Note        $million

       Increased trade receivables inflows             (i)            1.0
       Increase trade payable inflows                  (ii)           1.5
       Reduced inventory inflows                       (iii)         (1.8)
                                                                     ----
       Net increase in trade
       working capital inflows                                        0.7
                                                                     ====

i) UK sales in August and September 2004 benefited from increased turnover of approximately $1.8 million when compared to the equivalent period in 2003. The inflow from trade receivables in the quarter to December 31, 2004 of $0.7 million therefore benefits from the cash received from these sales.

ii) The movement in inventories discussed in point (iii) below is also reflected in the trade payable inflows. Buoyed by pre-quarter end purchasing, especially in the UK hand tools division, France and Australia, trade accounts payable inflows increased by $1.5 million.

iii) In the period ended December 31, 2004 inventories increased by $2.5 million compared to an increase of $0.7 million in the period ended December 31, 2003. Within the UK hand tool division, the quarter to December 2003 witnessed a rigorous inventory reduction program. These reductions were not repeated in December 2004 and, furthermore, inventory levels increased in anticipation of new product launches. Elsewhere, in Australia for example, lower than forecast December sales, together with pre-season inventory builds left higher inventory levels at the quarter end. This pattern was repeated in France which also witnessed higher than usual inventory builds in anticipation of the start of the new spring season.

b)     Variances in Cash Flows attributable to Other Assets and Liabilities.

With regard to the net inflows from other assets and liabilities, the main contributory factor is $0.8 million of additional legal and professional fees, monitor costs and related expenses accrued in the US holding company at December 31, 2004. Payment of these fees will crystallise in January 2005 and subsequent months, and further costs will be incurred until the monitor's duties are curtailed and the various SEC and other litigation issues are resolved.

Cash outflow from investing activities was $0.3 million in the period ended December 31, 2004. This compares to an outflow from investing activities in the period ended

December 31, 2003 of $3.4 million. Net cash used in investing activities in the three months ended December 31, 2003 includes $3.2 million relating to the purchase of the land and buildings at Wednesbury, England, which is the base for our UK garden tools manufacturing operation.

Net cash absorbed by financing activities was $0.002 million in the period ended December 31, 2004 compared to an inflow of $1.2 million in the period ended December 31, 2003. The 2003 inflow principally represents the partial utilization of the UK bank overdraft facility in order to finance the $3.2 million purchase of the Wednesbury property net of the repayment of the Company's Australian subsidiary's overdraft. These events have not been repeated in 2004.

BANK FACILITIES

The UK subsidiaries of Spear & Jackson plc and Bowers Group plc maintain a line of credit of $8.6 million. This is secured by fixed and floating charges on the assets and undertakings of these businesses. Of the total facility, $5.8 million relates to bank overdrafts and $2.8 million is available for letters of credit. These facilities are denominated in British pounds. The overdraft carries interest at UK base rate plus 0.75%. At December 31, 2004 and September 30, 2004 the Company had no borrowings outstanding under the overdraft line but had $2.4 million in outstanding letters of credit (September 30, 2004: $1.5 million).

The French and Australian subsidiaries of Spear & Jackson plc maintain short-term credit facilities of $3.3 million denominated in Euros and Australian dollars. The facilities comprise bank overdraft lines, with interest rates ranging from 6.8% to 12.6%, together with facilities for letters of credit and the discount of bills receivable. There was $0.1 million outstanding under the overdraft lines at December 31, 2004 (September 30, 2004: $0.1 million) and $1.4 million of letters of credit and bills outstanding under these facilities (September 30, 2004: $0.9 million).

The UK facilities are due for renewal in April 2005 and the Australasian and French facilities fall for renewal at various dates in Fiscal 2005. These lines of credit are subject to the Company's and its subsidiaries' continued credit worthiness and compliance with the applicable terms and conditions of the various facilities. Assuming that the Company maintains compliance with these conditions it is anticipated that all the facilities will be renewed on comparable terms and conditions.

The Company's bank accounts held with the HSBC Bank plc by UK subsidiaries of Spear & Jackson plc and Bowers Group plc form a pooled fund. As part of this arrangement the companies involved have entered into a cross guarantee with HSBC Bank plc to guarantee any bank overdraft of the entities in the pool. At December 31, 2004 the extent of this guarantee relating to gross bank overdrafts was $21.3 million (September 30, 2004 $20.5 million). The overall pooled balance of the bank accounts within the pool at December 31, 2004 was a net cash in hand balance of $2.5 million (September 30, 2004 $1.6 million).

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

The Company will continue to focus its efforts on improving the competitiveness of its worldwide operations. Further restructuring of the non-profitable areas of the Company's divisions and any expansion of the Spear & Jackson or Bowers operations may, therefore, require additional funding through the negotiation of increased bank lending facilities or the sale of surplus assets. Such assets include the excess element of the Company's Wednesbury manufacturing site for which a sale was agreed on January 28, 2005 for approximately $5.3 million (excluding legal costs and other transaction charges) and the Company's Florida warehouse which was sold on February 15, 2005 for $3.4 million (net of sales commission and other costs of disposal).

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company makes a range of contractual obligations in the ordinary course of business. The following table summarizes the Company's principal obligations at December 31, 2004:

 Contractual obligation        Total             Payments due by period ($m)
                               Amount       1 year     1-3      4-5      5 years
                               Committed    or less    years    years    or more
 -------------------------     ---------    -------    -----    -----    -------
 Capital lease obligations     1.6          0.9        0.7      -        -
 Operating leases
 (note a)                      7.4          1.0        1.8      1.8      2.8
                               ---          ---        ---      ---      ---
                               9.0          1.9        2.5      1.8      2.8
                               ---          ---        ---      ---      ---

(a) Amounts represent the minimum rental commitments under non-cancellable operating leases.

(b) Excluded from the above tables are the amounts payable by the Company to the UK defined benefit pension plan as future funding obligations cannot be accurately forecast. The annual contribution rate is set annually by the actuary in accordance with the applicable UK regulatory legislation and will be next reviewed in May 2005. In the year to September 30, 2005 the Company anticipates paying approximately $2.7 million into the plan.

(c) As at December 31, 2004, the Company had letters of credit of $2.7 million outstanding which are secured by the UK and Australian credit facilities. In addition the Company's French subsidiary had discounted $1.1 million of bills of exchange with recourse.

At December 31, 2004, the Company had no material off-balance sheet arrangements other than the non-debt obligations described in contractual obligations, above.

OUTLOOK

The first weeks of quarter 2 have shown signs of improvement in certain sectors of our markets and, in particular, export sales orders received by our UK divisions have shown an encouraging increase. Because of the seasonal nature of sales of garden products in the UK and in Europe, quarter 2 historically witnesses full productivity levels and a return to profitability. Income before taxation for the month of January is anticipated to be approximately $0.4 million and similar levels of profitability are expected in each of the two remaining months of the second quarter. These forecast trading results exclude the net profit arising on the disposals of the excess element of the Company's Wednesbury site in the UK and its warehouse and office premises in Boca Raton, Florida).

Competition remains fierce from cheap foreign imports but our brand strength is helping us to perform well in our export markets, particularly the Far and Middle East, and certain macro economic factors in the UK are working to our advantage. Demand for the Predator woodsaw remains high and investment in new plant of approximately $0.7 million is to be commissioned in quarters three and four so that output can be increased to fulfil customer orders on a timely basis.

Similarly, demand for hacksaw blades and power tools is strong and it is expected that this will result in earnings benefits in quarters two and three in the financial year. The robust performance of these ranges is attributable to buoyant demand in the Middle East where hand tool sales and orders are strong as a result of the increased demand for these products as a result of the building projects which have emerged from the Iraqi conflict.

Our Australasian subsidiaries have continued to experience difficult trading conditions because of the adverse weather conditions in Australia and New Zealand and flat demand in certain sectors. In the remainder of 2005 we plan to continue to pursue a widening of our direct sell UK customer base together with initiatives to increase our presence in mainland Europe. Such customer gains are essential in helping to absorb the additional overhead incurred in setting up the infrastructure for the "direct to market" sale route. As a part of this process to increase our European profile, the setting up of the hardness tester sales facility in Maastricht is expected to contribute an additional $1.5 million in incremental sales in the remainder of the year.

The management of the Company anticipates that, in the remainder of the financial year, our businesses will again face the issues of increased costs and margin erosion as a result of raw material, fuel and other utility price increases, interest rate increases and a weak dollar. This will again put pressure on our margins and overhead costs and, wherever possible, these increases will be passed on through sales price increases.

We remain confident, however, that new product introductions and major product reviews completed over the past twelve months will deliver incremental sales growth and profitability over the remaining quarters of the year.

Any strengthening of the US dollar would impact favorably on the business as this would ease the pressure on margins and increase our competitiveness. The overall benefits would, however, be diluted by the related increases in the purchase price of factored product from the Far East.

Increased emphasis will also be placed on promotional campaigns which focus on high margin product groups in an effort to reverse the dilution of margin caused by an increasing bias in our recent sales mix towards factored items.

In addition, we plan to continue both to look at initiatives to rationalize underperforming areas of the business and to monitor the business infrastructures in the United Kingdom, particularly overhead costs, to ensure that these are as cost efficient as possible and at a level appropriate to the needs of the business.

A review of the Company's existing warehouse distribution and supply chain management and other initiatives are in place to reduce the level of distribution costs in our hand tools division which have been incurred as a result of the "direct to market" sales route.

Despite such initiatives, we anticipate that there will continue to be increases in the level of certain administrative overhead expenses as a result of legal and professional charges, monitoring fees and related costs associated with the SEC suit referred to in Part II, Item 1, below. The level of such costs is not always easy to accurately forecast but the Company is committed to reducing overhead expenses wherever possible so that the adverse impact of these legal costs is mitigated.

In the forthcoming quarter we will continue to focus on maximising cash generation. The sale of part of the Company's Wednesbury manufacturing site in the UK was concluded on January 28, 2005 for approximately $5.3 million (excluding transaction costs). Further funds have also now been generated via the disposal of the Company's warehouse and office premises at Boca Raton, Florida. A sale of that property was concluded on February 15, 2005 for circa. $3.4 million (net of sales commissions and other costs of disposal). The proceeds of such sales will enable us to fund future working capital requirements and other projects, both domestically and abroad, which will contribute to increased operational profitability and to the continued growth of our business.

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

In the remainder of the financial year, therefore, we will continue to promote our products to penetrate new markets and seek to broaden our customer base wherever possible. The emphasis will again be placed on the development and launch of new, high quality products which are clearly differentiated from the cheap foreign imports which are widely available in our markets. The recent success of the "Predator" saw launches clearly illustrated the benefits of this strategy and we intend to build on this in the following months with the introduction of other new products, particularly our new range of power garden tools for which we anticipate strong demand.

The removal, in April 2004, of Dennis Crowley, the Company CEO, by the SEC and the initiation of legal proceedings against the Company and certain of its directors resulted in a temporary loss of focus on the Company's operating activities and its long term direction. The SEC announced on February 10, 2005 that it has settled its securities fraud charges against Mr. Crowley, the Company and others, subject to court approval. Thanks to a dedicated senior management and work force, the Company has been able to deal with the significant business disruptions and distractions which the SEC legal action has caused and its resolution will enable the Company to move forward in a more focused and structured manner so that both its short and long term strategies can be formulated and delivered. Inevitably, however, uncertainties will still impact the Company's operations until the financial effects of the class action litigation, explained in detail in PART II Item 1 ("Legal proceedings"), below, are also quantified and settled.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The principal market risks to which the Company is exposed comprise interest and exchange rate fluctuation, changes in commodity prices and credit risk.

INTEREST RATE RISK

The Company is exposed to interest rate changes primarily as a result of interest payable on its bank borrowings and interest receivable on its cash deposits. At December 31, 2004 the Company had borrowings in the form of overdrafts amounting to $0.07 million which are repayable on demand and had cash and cash equivalents of approximately $6.2 million. Given the current levels of borrowings, the Company believes that a 1% change in interest rates would not have a material impact on consolidated income or cash flows. Holding the same variables constant, a 10% increase in interest rates would again have a negligible effect on interest payable.

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

In the three months ended December 31, 2004 compared to the equivalent period in 2003, the change in exchange rates had the effect of increasing the Company's consolidated sales by $2.0 million, or 8.7%. Since most of the Company's international operating expenses are also included in local currencies, the change in exchange rates had the effect of increasing operating expenses by $0.4 million for the three months ended December 31, 2004 compared to the comparable prior year period. If the US dollar further weakens in the future, it could result in the Company having to suffer reduced margins in order for its products to remain competitive in the local market place.

Additionally, our subsidiaries bill and receive payments from some of their foreign customers and are invoiced and pay certain of their overseas suppliers in the functional currencies of those customers and suppliers. Accordingly, the base currency equivalent of these sales and purchases is affected by changes in foreign currency exchange rate.

We manage the risk and attempt to reduce such exposure by periodically entering into short term forward exchange contracts. At December 31, 2004 the Company held forward contracts to sell Australian dollars to buy approximately 0.5 million US dollars.

The contract values were not materially different to the period end value of the contracts. A 10% strengthening or weakening of the US$ against its Australian counterpart could, however, result in the Company suffering losses or benefiting from gains of approximately $0.056 million had no forward contracts been taken out.

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

At December 31, 2004 the Company had made an allowance of $1.80 million in respect of doubtful accounts which management believes is sufficient to cover all known or expected debt non-recoveries.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently involved in a legal action with the former managing director of Spear & Jackson plc concerning the amount of severance compensation payable following his dismissal as part of a management reorganization program in September 2002. The outcome of this action will not be known until later in 2005 but the Company is confident that the amounts provided in respect of the dispute will be adequate to cover any amounts payable should the Company's defence be unsuccessful.

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

In addition, the Court has appointed a Corporate Monitor to oversee the Company's operations. Further to Mr. Crowley consenting to a preliminary injunction, the Court's Order also temporarily bars Mr. Crowley from serving as an officer or director of a public company and prohibits him from voting or disposing of Company stock. The Company's Board of Directors has also suspended Mr. Crowley from all positions he occupied as an officer or director. The Company is co-operating with the Monitor and the continuing SEC investigation.

Subsequent to the SEC action, a number of class action lawsuits have been initiated in the US District Court for the Southern District of Florida by Company shareholders against the Company, Sherb & Co. LLP, the Company's former independent auditor, and certain of the Company's directors and officers, including Mr. Crowley and Mr. William Fletcher, the Company's CFO. These suits allege essentially the same claims as the SEC suit, and seek unspecified damages. Lead counsel has now been appointed and a consolidated complaint has been filed. The Company is in the process of formulating its response. It is impossible at this time to ascertain the ultimate legal and financial liability or whether these actions, as well as the SEC action, will have a material adverse effect on the Company's financial condition and results of operation.

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

On September 28, 2004, Mr. Crowley signed a Consent to Final Judgment of Permanent Judgment with the Securities and Exchange Commission, without admitting or denying the allegations included in the complaint, which requires a disgorgement and payment of civil penalties by Mr. Crowley consisting of a disgorgement payment of $3,765,777 plus prejudgment interest in the amount of $304,014, as well as payment of a civil penalty in the amount of $2,000,000.

On November 18, 2004, the Company signed a Consent to Final Judgment of Permanent Injunction with the Securities and Exchange Commission pursuant to which the Company, without admitting or denying the allegations included in the complaint filed by the Commission, consented to a permanent injunction from violations of various sections and rules under the Securities Act of 1933 and the Securities Exchange Act of 1934.

The Stock Purchase Agreement is not effective until formal approval by the U.S. District Court for the Southern District of Florida of the settlement of that certain litigation captioned SEC v. Dennis Crowley, Spear & Jackson, Inc., International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva (Case
No: 04-80354-civ-Middlebrooks). The Stock Purchase Agreement is also conditioned on the Company receiving the benefit of the disgorgement and civil penalty funds paid by Crowley.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits


31.1 Certification of acting Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d -14(c) of the Securities Exchange Act of 1934 and
       Section 906 of the Surbanes-Oxley Act of 2002 (18 U.S.C. 350).

31.2 Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) or Rule 15(d) - 14(c) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sabanes-Oxley Act of 2002.

32.1 Certification of acting Chief Executive Officer pursuant to Rule 13a - 14(b) or Rule 15d - 14(c) of the Securities Exchange Act of 1934 and
       Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350).

32.2 Certification of Chief Financial Officer pursuant to Rule 13a - 14(b) or Rule 15d - 14(c) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350).

(b) Reports on Form 8-K

i) Form 8-K/A was filed on December 16, 2004 in which the Company announced the following:

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

SPEAR & JACKSON, INC.


February 17, 2005                       /s/ John Harrington, Jr.
                                            --------------------
                                            Interim Chairman



February 17, 2005                       /s/ William Fletcher
                                            ----------------
                                            Acting Chief Executive
                                            Officer
                                            (Principal Executive Officer)



February 17, 2005                       /s/ Patrick J. Dyson
                                            ----------------
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)