Form 10-Q/A
period 2004-06-30
SPEAR & JACKSON INC
filed 2005-03-14
CIK 1107206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)
                                   (Mark One)

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

                         Commission file number 0-32013

                              SPEAR & JACKSON, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Nevada                                 91-2037081
      -------------------------------               ----------------------
      (State of other jurisdiction of                  (I.R.S. Employer
       incorporation or organisation)               Identification Number)

      6001 Park of Commerce Boulevard, Suite 2,
                 Boca Raton, Florida                        33487
      ----------------------------------------            ----------
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

                                INTRODUCTORY NOTE

This Amendment No. 1 to Form 10-Q is being filed to amend the Form 10-Q for Spear & Jackson, Inc. for the period ended June 30, 2004 previously filed with the Securities and Exchange Commission on September 27, 2004, and corrects the deficiency noted in that filing with respect to the financial statements for that period which had not been reviewed by an independent public accountant pursuant to Rule 10-01(d) of the Securities and Exchange Commission, as of the date of that filing.

In addition, the resignation of the Company's previous independent auditors, Sherb & Co LLP as noted in the previous filing, has been followed by the appointment of Chantrey Vellacott DFK on November 19, 2004, as the Company's new independent registered public accounting firm.

A number of minor textual amendments to the financial statements have been identified and these have accordingly been incorporated in this Amendment No. 1 to Form 10-Q. These changes comprise:

1. The consolidated financial Statements included herein are now described as "Condensed" in conformity with the way that the consolidated financial statements have been presented in the Company's Form 10-Q for the quarter ended December 31, 2004. The principal financial statement titles have therefore been updated together with the references to these statements in the main Index Page.

2. The heading for Note 3 to the Condensed Consolidated Financial Statements has been changed to "Significant Accounting Policies" from "Critical Accounting Policies"

3. In Note 8 to the Condensed Consolidated Financial Statements, a rounding error in the analysis of the tax charge for the three months ended June 30, 2003 has been corrected. The total tax charge for the period now reads $832,000 and not $831,000.

4. In Note 9 to the Condensed Consolidated Financial Statements, the reference periods for "Long Lived Assets" have been changed from "The three/nine months ended June 30, 2004/3" to "As of June 30 2004/3"

5. On the Index Page, references, under PART II, to Items 2, 3 and 4 have been deleted as they are not included as part of this 10-Q filing. Additionally, specific captions have been added for the Certifications pursuant to Sections 302 and 906 which are included as exhibits to the filing.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, September 27, 2004, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

All other information in this Amendment No. 1 to Form 10-Q is the same as the information in the Form 10-Q filed on September 27, 2004.

                              Spear & Jackson, Inc.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
         June 30, 2004 and September 30, 2003 (audited)                        1

         Condensed Consolidated Statements of Operations -
         Three and Nine Months ended June 30, 2004 and 2003                    2

         Condensed Consolidated Statements of Comprehensive Income (Loss) -    3
         Three and Nine Months ended June 30, 2004 and 2003

         Condensed Consolidated Statements of Cash Flows -
         Nine Months ended June 30, 2004 and 2003                              4

         Notes to Condensed Consolidated Financial Statements               5-17

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         18-48

Item 3   Quantitative and qualitative disclosures about market risk        48-50

Item 4   Controls and Procedures                                           50-51


PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                 52-53

Item 5   Other Information                                                    53

Item 6   Exhibits and Reports on Form 8-K                                  53-54

SIGNATURES                                                                    55

Certifications of Acting Chief Executive Officer and
  Chief Financial Officer pursuant to Section 302                          Ex 31

Certifications of Acting Chief Executive Officer and
  Chief Financial Officer pursuant to Section 906                          Ex 32

                              SPEAR & JACKSON, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS EXCEPT SHARES)

                                                        AT JUNE     AT SEPTEMBER
                                                       30, 2004       30, 2003
                                                      -----------   ------------
                                                      (UNAUDITED)
                                     ASSETS
Current assets:
Cash and cash equivalents                              $  3,685       $  9,191
Trade receivables, net                                   20,021         15,432
Inventories                                              22,946         23,350
Assets held for sale                                      3,211             --
Other current assets                                      1,359            999
                                                       --------       --------
Total current assets                                     51,222         48,972

Property, plant and equipment, net                       23,336         19,561
Deferred taxation                                        11,415         10,919
Investments                                                 163            148
                                                       --------       --------
Total assets                                           $ 86,136       $ 79,600
                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                      $     33       $    304
    Trade accounts payable                                8,353          7,552
    Accrued expenses and other liabilities               15,361         12,793
    Foreign taxes payable                                    71             50
                                                       --------       --------
Total current liabilities                                23,818         20,699
Other liabilities                                         1,422          1,787
Pension liability                                        26,690         25,262

                                                       --------       --------
Total liabilities                                        51,930         47,748
                                                       --------       --------
Stockholders' equity:
Common stock                                                 12             12
Additional paid in capital                               51,590         51,590
Accumulated other comprehensive income:
    Pension additional minimum liability                (33,243)       (30,204)
    Foreign currency translation adjustment              12,873          7,406
    Unrealized losses on derivative instruments             (15)           (15)
Retained earnings                                         3,529          3,603
Less: 270,000 common stock held in treasury, at cost       (540)          (540)
                                                       --------       --------
                                                         34,206         31,852
                                                       --------       --------
Total stockholders' equity                             $ 86,136       $ 79,600
                                                       ========       ========

   The accompanying notes are an integral part of these financial statements.

                                                   SPEAR & JACKSON, INC.

                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)
                                                (IN THOUSANDS EXCEPT SHARES)

                                                                FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                                  JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                                    2004            2003            2004            2003
                                                               ------------    ------------    ------------    ------------
                                                                                (RESTATED)                      (RESTATED)
Net sales                                                      $     26,407    $     24,787    $     76,816    $     72,003
Cost of goods sold                                                   18,359          16,734          52,887          48,824
                                                               ------------    ------------    ------------    ------------
Gross profit                                                          8,048           8,053          23,929          23,179

Operating costs and expenses:
  Selling, general and administrative expenses                        8,067           5,278          23,144          16,816
                                                               ------------    ------------    ------------    ------------
Operating (loss) income                                                 (19)          2,775             785           6,363

Other income (expense)
  Royalties                                                              --               2              --              14
  Rental income                                                          58              38             140             108
  Interest and bank charges (net)                                       (92)            (69)           (233)           (158)
                                                               ------------    ------------    ------------    ------------

(Loss) income from continuing operations before income taxes            (53)          2,746             692           6,327
Provision for income taxes                                             (234)           (832)           (766)         (1,791)
                                                               ------------    ------------    ------------    ------------
(Loss) income from continuing operations                               (287)          1,914             (74)          4,536
                                                               ------------    ------------    ------------    ------------
Discontinued operations:

Income from operations of Megapro screwdriver division
(including taxation of $Nil)                                             --              12              --              45
                                                               ------------    ------------    ------------    ------------
Income from discontinued operations                                      --              12              --              45
                                                               ------------    ------------    ------------    ------------
Net (loss) income                                              $       (287)   $      1,926    $        (74)   $      4,581
                                                               ============    ============    ============    ============
Basic and diluted (loss) earnings per share:

From continuing operations                                     ($      0.02)   $       0.16    ($      0.01)   $       0.38

From discontinued operations                                           0.00            0.00            0.00            0.00
                                                               ------------    ------------    ------------    ------------
Total                                                          ($      0.02)   $       0.16    ($      0.01)   $       0.38
                                                               ============    ============    ============    ============
Weighted average shares outstanding                              11,741,122      12,011,122      11,741,122      12,011,122
                                                               ============    ============    ============    ============

                         The accompanying notes are an integral part of these financial statements.

                                                             2

                                               SPEAR & JACKSON, INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                    (UNAUDITED)
                                                  (IN THOUSANDS)

                                               FOR THE THREE     FOR THE THREE      FOR THE NINE      FOR THE NINE
                                                MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                 JUNE 30,           JUNE 30,          JUNE 30,          JUNE 30,
                                                   2004              2003               2004              2003
                                               -------------     -------------      ------------      ------------
                                                                  (RESTATED)                           (RESTATED)
Total net (loss) income                          $    (287)        $   1,926         $     (74)        $   4,581

Other comprehensive income (loss)

   Additional minimum pension liability                 94            (1,275)           (3,039)           (1,517)
   Foreign currency translation adjustments           (529)            3,220             5,467             4,445
   Unrealized gains (losses) on derivative             (11)               (2)               --               (14)
   instruments
                                                 ---------         ---------         ---------         ---------
Total comprehensive (loss) income                $    (733)        $   3,869         $   2,354         $   7,495
                                                 =========         =========         =========         =========

                    The accompanying notes are an integral part of these financial statements.

                                                         3

                                          SPEAR & JACKSON, INC.

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
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

                                                    4

                              SPEAR & JACKSON, INC.

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

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                 AT JUNE 30,    AT SEPTEMBER 30,
                                                 -----------    ----------------
                                       NOTE         2004             2003
                                       ----         ----             ----
                                               (in thousands)    (in thousands)
ASSETS HELD AND USED
   Land and buildings                            $   16,237       $   11,839
   Machinery, equipment and vehicles                  5,473            5,603
   Furniture and fixtures                                81              160
   Computer hardware                                     --               74
   Computer software                                     --               35
   Assets held under finance leases     (a)           1,545            1,850
                                                 ----------       ----------
                                                 $   23,336       $   19,561
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
                                                ===========       ===========

NOTE 8 - INCOME TAXES

      Spear & Jackson is subject to income taxes in the US and in the other overseas tax jurisdictions where its principal trading subsidiaries operate. The provision for US and foreign income taxes attributable to continuing operations consists of:

                                                      FOR THE THREE      FOR THE THREE    FOR THE NINE       FOR THE NINE
                                                       Months Ended       Months Ended     Months Ended      Months Ended
                                                         June 30,           June 30,        June 30,           June 30,
                                                           2004               2003            2004               2003
                                                       -----------       -----------       -----------       -----------
Current tax  credit (charge)                           $       (31)      $       (44)      $       (93)      $       (65)
Deferred tax (charge)                                         (203)             (788)             (673)           (1,726)
                                                       -----------       -----------       -----------       -----------
                                                       $      (234)      $      (832)      $      (766)      $    (1,791)
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

      The following is a summary of the significant accounts and balances (in thousands) by business segment, reconciled to the consolidated totals.

                                   SALES             LONG-LIVED ASSETS (a)             SALES             LONG-LIVED ASSETS (a)
                           ---------------------     ---------------------     ---------------------     ---------------------
                             THREE MONTHS ENDED        AS OF        AS OF        NINE MONTHS ENDED        AS OF        AS OF
                           JUNE 30,      JUNE 30,     JUNE 30,     JUNE 30,    JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                             2004          2003         2004         2003        2004         2003         2004         2003
                           --------     --------     --------     --------     --------     --------     --------     --------
  Hand & garden tools      $ 20,146     $ 19,229     $  9,622     $  6,898     $ 58,297     $ 55,254     $  9,622     $  6,898
  Metrology tools             3,912        3,502        2,812        2,705       11,599       10,412        2,812        2,705
  Magnetic products           2,349        2,056          901        1,049        6,920        6,337          901        1,049
  Screwdrivers                   --          263           --          180           --          869           --          180
  Corporate                      --       10,001        9,198           --           --       10,001        9,198
                           --------     --------     --------     --------     --------     --------     --------     --------
     Total                 $ 26,407     $ 25,050     $ 23,336     $ 20,030     $ 76,816     $ 72,872     $ 23,336     $ 20,030
                           ========     ========     ========     ========     ========     ========     ========     ========

Attributable to:
Continuing operations      $ 26,407     $ 24,787     $ 23,336     $ 19,850     $ 76,816     $ 72,003     $ 23,336     $ 19,850
Discontinued operations          --          263           --          180           --          869           --          180
                           --------     --------     --------     --------     --------     --------     --------     --------
                           $ 26,407     $ 25,050     $ 23,336     $ 20,030     $ 76,816     $ 72,872     $ 23,336     $ 20,030
                           ========     ========     ========     ========     ========     ========     ========     ========

                                DEPRECIATION          CAPITAL EXPENDITURE          DEPRECIATION           CAPITAL EXPENDITURE
                           ---------------------     ---------------------     ---------------------     ---------------------
                             THREE MONTHS ENDED        THREE MONTHS ENDED        NINE MONTHS ENDED         NINE MONTHS ENDED
                           JUNE 30,      JUNE 30,     JUNE 30,     JUNE 30,    JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                             2004          2003         2004         2003        2004         2003         2004         2003
                           --------     --------     --------     --------     --------     --------     --------     --------
  Hand & garden tools      $    465     $    488     $    218     $     41     $  1,464     $  1,448     $  3,636     $  1,721
  Metrology tools                90          101            7           --          310          297          168          543
  Magnetic products              78           51            3           --          249          206           28          333
  Screwdrivers                   --           12           --           --           --           36           --           --
  Corporate                      66           54            5           38          184          150        3,239           93
                           --------     --------     --------     --------     --------     --------     --------     --------
     Total                 $    699     $    706     $    233     $     79     $  2,207     $  2,137     $  7,071     $  2,690
                           ========     ========     ========     ========     ========     ========     ========     ========

Attributable to:
Continuing operations      $    699     $    694     $    233     $     79     $  2,207     $  2,101     $  7,071     $  2,690
Discontinued operations          --           12           --           --           --           36           --           --
                           --------     --------     --------     --------     --------     --------     --------     --------
                           $    699     $    706     $    233     $     79     $  2,207     $  2,137     $  7,071     $  2,690
                           ========     ========     ========     ========     ========     ========     ========     ========

                             OPERATING INCOME             NET INTEREST           OPERATING INCOME             NET INTEREST
                           ---------------------     ---------------------     ---------------------     ---------------------
                             THREE MONTHS ENDED        THREE MONTHS ENDED        NINE MONTHS ENDED         NINE MONTHS ENDED
                           JUNE 30,      JUNE 30,     JUNE 30,     JUNE 30,    JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                             2004          2003         2004         2003        2004         2003         2004         2003
                           --------     --------     --------     --------     --------     --------     --------     --------
  Hand & garden tools      $    (70)    $  1,863     $    (56)    $    (77)    $    641     $  4,532     $   (179)    $   (175)
  Metrology tools               406          449           (5)          (6)       1,046        1,098          (14)         (11)
  Magnetic products             296          490           (4)          (4)         839        1,200          (10)          (9)
  Screwdrivers                   --           15           --           (3)          --           61           --          (18)
  Corporate                    (651)         (27)         (27)          18       (1,741)        (467)         (30)          39
                           --------     --------     --------     --------     --------     --------     --------     --------
     Total                 $    (19)    $  2,790     $    (92)    $    (72)    $    785     $  6,424     $   (233)    $   (174)
                           ========     ========     ========     ========     ========     ========     ========     ========
Attributable to:
Continuing operations      $    (19)    $  2,775     $    (92)    $    (69)    $    785     $  6,363     $   (233)    $   (158)
Discontinued operations          --           15           --           (3)          --           61           --          (16)
                           --------     --------     --------     --------     --------     --------     --------     --------
                           $    (19)    $  2,790     $    (92)    $    (72)    $    785     $  6,424     $   (233)    $   (174)
                           ========     ========     ========     ========     ========     ========     ========     ========

(A) Represents property, plant and equipment, net.

                              SPEAR & JACKSON, INC.

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 9 - SEGMENT DATA - CONTINUED

The following table presents certain data by geographic areas (in thousands):

                                  SALES (a)          LONG-LIVED ASSETS (b)            SALES (a)          LONG-LIVED ASSETS (b)
                           ---------------------     ---------------------     ---------------------     ---------------------
                             THREE MONTHS ENDED       AS OF        AS OF         NINE MONTHS ENDED        AS OF        AS OF
                           JUNE 30      JUNE 30      JUNE 30      JUNE 30      JUNE 30      JUNE 30      JUNE 30      JUNE 30
                             2004         2003         2004         2003         2004         2003         2004         2003
                           --------     --------     --------     --------     --------     --------     --------     --------
  United Kingdom           $ 12,477     $  7,460     $ 21,556     $ 17,881     $ 35,009     $ 29,242     $ 21,556     $ 17,881
  Europe                      4,659        5,548        1,224        1,288       14,951       14,187        1,224        1,288
  Australasia                 3,717        5,456          556          681       12,463       16,599          556          681
  North America               2,035          982           --          180        5,212        5,281           --          180
  Other                       3,519        5,604           --           --        9,181        7,563           --           --
                           --------     --------     --------     --------     --------     --------     --------     --------
     Total                 $ 26,407     $ 25,050     $ 23,336     $ 20,030     $ 76,816     $ 72,872     $ 23,336     $ 20,030
                           ========     ========     ========     ========     ========     ========     ========     ========
Attributable to:
Continuing operations      $ 26,407     $ 24,787     $ 23,336     $ 19,850     $ 76,816     $ 72,003     $ 23,336     $ 19,850
Discontinued operations          --          263           --          180           --          869           --          180
                           --------     --------     --------     --------     --------     --------     --------     --------
                           $ 26,407     $ 25,050     $ 23,336     $ 20,030     $ 76,816     $ 72,872     $ 23,336     $ 20,030
                           ========     ========     ========     ========     ========     ========     ========     ========

                                DEPRECIATION          CAPITAL EXPENDITURE           DEPRECIATION          CAPITAL EXPENDITURE
                           ---------------------     ---------------------     ---------------------     ---------------------
                             THREE MONTHS ENDED       THREE MONTHS ENDED         NINE MONTHS ENDED         NINE MONTHS ENDED
                           JUNE 30      JUNE 30      JUNE 30      JUNE 30      JUNE 30      JUNE 30      JUNE 30      JUNE 30
                             2004         2003         2004         2003         2004         2003         2004         2003
                           --------     --------     --------     --------     --------     --------     --------     --------
  United Kingdom           $    575     $    572     $     10     $     74     $  1,872     $  1,798     $  3,580     $  2,387
  Europe                         27           27           --            5           73           84            3            8
  Australasia                    80           92          218           --          227          213          249          285
  North America                  17           15            5           35           42        3,239           10
                           --------     --------     --------     --------     --------     --------     --------     --------
     Total                 $    699     $    706     $    233     $     79     $  2,207     $  2,137     $  7,071     $  2,690
                           ========     ========     ========     ========     ========     ========     ========     ========
Attributable to:
Continuing operations      $    699     $    694     $    233     $     79     $  2,207     $  2,101     $  7,071     $  2,690
Discontinued operations          --           12           --           --           --           36           --           --
                           --------     --------     --------     --------     --------     --------     --------     --------
                           $    699     $    706     $    233     $     79     $  2,207     $  2,137     $  7,071     $  2,690
                           ========     ========     ========     ========     ========     ========     ========     ========

                              OPERATING INCOME            NET INTEREST           OPERATING INCOME            NET INTEREST
                           ---------------------     ---------------------     ---------------------     ---------------------
                             THREE MONTHS ENDED       THREE MONTHS ENDED         NINE MONTHS ENDED         NINE MONTHS ENDED
                           JUNE 30      JUNE 30      JUNE 30      JUNE 30      JUNE 30      JUNE 30      JUNE 30      JUNE 30
                             2004         2003         2004         2003         2004         2003         2004         2003
                           --------     --------     --------     --------     --------     --------     --------     --------
  United Kingdom           $    737     $  2,700     $    (55)    $    (32)    $  1,909     $  6,032     $   (130)    $    (61)
  Europe                         22          (10)         (44)         (54)         219          160         (143)        (127)
  Australasia                  (207)         297            3           (4)        (277)         828           18           (8)
  North America                (571)        (197)           4           18       (1,066)        (596)          22           22
                           --------     --------     --------     --------     --------     --------     --------     --------
     Total                 $    (19)    $  2,790     $    (92)    $    (72)    $    785     $  6,424     $   (233)    $   (174)
                           ========     ========     ========     ========     ========     ========     ========     ========
Attributable to:
Continuing operations      $    (19)    $  2,775     $    (92)    $    (69)    $    785     $  6,363     $   (233)    $   (158)
Discontinued operations          --           15           --           (3)          --           61           --          (16)
                           --------     --------     --------     --------     --------     --------     --------     --------
                           $    (19)    $  2,790     $    (92)    $    (72)    $    785     $  6,424     $   (233)    $   (174)
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

NOTE 12 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - CONTINUED

SPEAR & JACKSON, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                           JUNE 30, 2003
                                                                 -----------------------------------------------------------------
                                                                 AS PREVIOUSLY     AS RESTATED     DISCONTINUED      AS RESTATED
                                                                   REPORTED     BEFORE DISCLOSURE   OPERATIONS    AFTER DISCLOSURE
                                                                                 OF DISCONTINUED                   OF DISCONTINUED
                                                                                   OPERATIONS                        OPERATIONS
                                                                 -----------------------------------------------------------------
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

                              SPEAR & JACKSON, INC.

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 12 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - CONTINUED

SPEAR & JACKSON, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                   FOR THE NINE MONTHS ENDED
                                                                                          JUNE 30, 2003
                                                                 -----------------------------------------------------------------
                                                                 AS PREVIOUSLY     AS RESTATED     DISCONTINUED     AS RESTATED
                                                                   REPORTED     BEFORE DISCLOSURE   OPERATIONS    AFTER DISCLOSURE
                                                                                 OF DISCONTINUED                   OF DISCONTINUED
                                                                                   OPERATIONS                        OPERATIONS
                                                                 -----------------------------------------------------------------
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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Forward Looking Statements

This report (including the information in this discussion) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations, and are being made pursuant to the safe harbor provisions and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Terminology such as "may", "will", "should", "believes", "estimates", "plans", "expects", "attempts", "intends", "anticipates", "could", "potential" or "continue", the negative of such terms, or other comparable terminology, are intended to identify forward-looking statements. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations. Factors that could cause actual results to differ from expectations include, without limitation:

- -   achieving planned revenue and profit growth in each of the Company's business units;
- -   renewal of material contracts in the Company's business units consistent with past experience;
- -   successful and timely integration of any significant businesses acquired by the Company and realization of anticipated synergies;
- -   increasing price, products and services competition;
- -   emergence of new competitors or consolidation of existing competitors;
- -   the timing of orders and shipments;
- -   continuing availability of appropriate raw materials and factored products;
- -   maintaining and improving current product mix;
- -   changes in customer requirements and in the volume of sales to principal customers;
- -   changes in governmental regulations in the various geographical regions where the Company operates;
- -   the timely implementation of the Company's restructuring programs and financial plans;
- -   general economic and political conditions, including the global economic slowdown and interest rate and currency exchange rate fluctuation;
- -   continuing development and maintenance of appropriate business continuity plans for the Company's processing systems;
- -   absence of consolidation among key customers;
- -   attracting and retaining qualified key employees;

- -   no material breach of security of any of the Company's systems;
- -   the ability of the Company to control manufacturing and operating costs;
- -   continued availability of financing, and financial resources on the terms required to support the Company's future business strategies; and
- -   the outcome of pending and future litigation and governmental or regulatory proceedings.
- -   the potential acquisition of the Company or its principal assets.

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
                                           =====                  =====

Analysed by principal business segment the net revenue increase is as follows:-

                                           Nine Months ended      Quarter ended
                                           June 30, 2004          June 30, 2004
                                 Note      $m                     $m

a)  Hand and garden tools

    Effect of exchange rate
     movements                   (a)        8.8                    2.4
    Sales volume decreases       (b)       (5.4)                  (1.3)
    Rebates                      (c)       (0.4)                  (0.2)
                                           -----                  -----
                                            2.8                    0.9
                                           -----                  -----

b)  Metrology tools

    Effect of exchange rate
     movements

c)  Magnetic products

    Effect of exchange rate
     movements                   (a)        0.8                    0.3
    Sales volume decreases       (b)       (0.2)                    -
                                           -----                  -----
                                            0.6                    0.3
                                           -----                  -----
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

i)    Credits arising through settlement of
      senior and other employees' severance
      liabilities in the period ended
      June 30, 2003 for amounts less than
      anticipated                               0.6               0.3

ii)   Exceptional bad debt recoveries in        0.1                 -
      Q1 2002/3

iii)  One time car leasing credits              0.2                 -

iv)   Settlement of tax disputes at amounts     0.2               0.2
                                                ---               ---
      less than anticipated                     1.1               0.5
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

                                                    Increases Over Prior Years

                                                  Three Months      Nine Months
                                                     ended             ended
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

a)     Trade Working Capital Variances

       The net increase in trade working capital is attributable to:

                                                     Note        $million

       Increased inventory inflows                   (i)            5.9
       Reduced trade receivable inflows              (ii)          (4.0)
       Reduced trade payable inflows                 (iii)         (1.4)
                                                                   -----
       Net increase in trade
       working capital inflows                                      0.5
                                                                   =====

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

Item 5.  Other Information

See Part II Item 1, above.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits


31.1 Certification of Acting Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(c) of the Securities Exchange Act of 1934 as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(c) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Acting Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d -14(c) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 350).

32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d -14(c)of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 350).

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


SPEAR & JACKSON, INC.


By:      /s/ John Harrington, Jr.            Dated: March 14, 2005
         ------------------------
         John Harrington, Jr.
         Interim Chairman


         /s/ William Fletcher                Dated: March 14, 2005
         --------------------
         William Fletcher
         Acting Chief Executive Officer
         (Principal Executive Officer)

         /s/ Patrick J. Dyson                Dated: March 14, 2005
         --------------------
         Patrick J. Dyson
         Chief Financial Officer
         (Principal Financial and Accounting Officer)