Form 10-Q
period 2005-03-31
SPEAR & JACKSON INC
filed 2005-05-16
CIK 1107206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

         [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________


                         Commission file number 0-32013


                              SPEAR & JACKSON, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


 Nevada                                 91-2037081
 ------                                 ----------
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organisation)


 401 South Lasalle Street, Suite 201
 Chicago, Illinois                                       60605
 ----------------------------------------                -----
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: 312-765-0680


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

Registrant had 5,736,061 shares of Common Stock, $.001 par value per share, outstanding as of May 16, 2005.

                              Spear & Jackson, Inc.

                                      INDEX

                                                                           Page
                                                                          Number
PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2005
         and September 30, 2004 (audited) ................................     1

         Condensed Consolidated Statements of Operations -
         Three and Six Months ended March 31, 2005 and 2004 ..............     2

         Condensed Consolidated Statements of Cash Flows -
         Six Months ended March 31, 2005 and 2004 ........................     3

         Notes to Condensed Consolidated Financial Statements ............     4

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................    15

Item 3   Quantitative and Qualitative Disclosures about Market Risk ......    45

Item 4   Controls and Procedures .........................................    47


PART II  OTHER INFORMATION

Item 1   Legal Proceedings ...............................................    48

Item 6   Exhibits ........................................................    49

SIGNATURES ...............................................................    50

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

Certifications of Acting Chief Executive Officer and
 Chief Financial Officer pursuant to Section 906 ......................... EX 32

ITEM 1   Financial Statements (Unaudited)

                                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (UNAUDITED)

                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      For the Three Months Ended     For the Six Months Ended
                                                        March 31,      March 31,      March 31,      March 31,
                                                          2005           2004           2005           2004
                                                      ------------   ------------   ------------   ------------
Net sales ..........................................  $     28,201   $     27,427   $     53,308   $     50,409
Cost of goods sold .................................        18,916         18,721         35,900         34,528
                                                      ------------   ------------   ------------   ------------
Gross profit .......................................         9,285          8,706         17,408         15,881

Operating costs and expenses:
  Selling, general and administrative expenses .....         8,130          8,401         16,955         15,077

                                                      ------------   ------------   ------------   ------------
Operating  income ..................................         1,155            305            453            804

Other income (expense)
  Rental income ....................................            39             46             79             82
  Interest and bank charges (net) ..................           (12)           (63)           (41)          (141)

                                                      ------------   ------------   ------------   ------------

Income before unusual or infrequent items ..........         1,182            288            491            745

Profit on sale of land and buildings, net of related
 reorganization costs ..............................         2,503              -          2,503              -

                                                      ------------   ------------   ------------   ------------
Income before income taxes .........................         3,685            288          2,994            745

Provision for income taxes .........................          (491)          (356)          (448)          (532)
                                                      ------------   ------------   ------------   ------------

Net income (loss) ..................................  $      3,194   $        (68)  $      2,546   $        213
                                                      ============   ============   ============   ============

Basic and diluted earnings (loss) per share: .......  $       0.27   ($      0.01)  $       0.22   $       0.02
                                                      ============   ============   ============   ============

Weighted average shares outstanding ................    11,741,122     11,741,122     11,741,122     11,741,122
                                                      ============   ============   ============   ============

                   The accompanying notes are an integral part of these financial statements.

                                                       1

                                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                          (IN THOUSANDS EXCEPT SHARES)
                                                                            At March 31,       At September 30,
                                                                                2005                2004
                                                                            ------------       ----------------
                                                                             (Unaudited)
                              ASSETS
Current assets:
  Cash and cash equivalents ..............................................    $  9,924             $  5,090
  Trade receivables, net .................................................      22,005               18,843
  Inventories ............................................................      26,636               21,988
  Assets held for sale ...................................................           -                3,190
  Deferred income tax asset, current portion .............................       2,179                2,128
  Other current assets ...................................................       1,852                1,310
                                                                              --------             --------
    Total current assets .................................................      62,596               52,549

Property, plant and equipment, net .......................................      20,094               22,114
Deferred income tax asset ................................................      11,196               10,933
Investments ..............................................................         168                  160
                                                                              --------             --------
    Total assets .........................................................    $ 94,054             $ 85,756
                                                                              ========             ========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable ..........................................................    $     81             $     68
  Trade accounts payable .................................................       9,574                8,562
  Accrued expenses and other liabilities .................................      14,063               12,948
  Foreign taxes payable ..................................................          76                   22
                                                                              --------             --------
    Total current liabilities ............................................      23,794               21,600
Other liabilities ........................................................       1,049                1,172
Pension liability ........................................................      35,821               33,545

                                                                              --------             --------
    Total liabilities ....................................................      60,664               56,317
                                                                              --------             --------
Stockholders' equity:
Common stock .............................................................          12                   12
Additional paid in capital ...............................................      51,590               51,590
Accumulated other comprehensive income (loss):
  Minimum pension liability adjsutment, net of tax .......................     (39,959)             (38,030)
  Foreign currency translation adjustment, net of tax ....................      15,706               12,429
  Unrealized loss on derivative instruments ..............................          (4)                 (61)
Retained earnings ........................................................       6,585                4,039
Less: 270,000 common stock held in treasury, at cost .....................        (540)                (540)
                                                                              --------             --------
    Total stockholders' equity ...........................................      33,390               29,439
                                                                              --------             --------

                                                                              --------             --------
    Total liabilities and stockholders' equity ...........................    $ 94,054             $ 85,756
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

                                                       2

                                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (UNAUDITED)

                                                 (IN THOUSANDS)
                                                                                  For the Six Months Ended
                                                                               March 31,            March 31,
                                                                                  2005                 2004
                                                                               ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................................   $ 2,546              $   213
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation ............................................................     1,523                1,508
    Amortization of asset held for sale .....................................        22                    -
    Profit on sale of land and buildings ....................................    (2,503)                   -
    Loss on sale of plant and equipment .....................................        11                   14
    Deferred income taxes ...................................................       349                  470
  Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
    Increase in trade receivables ...........................................    (2,186)              (3,232)
    (Increase) decrease in inventories ......................................    (3,665)                  68
    Increase in other current assets ........................................      (472)                (291)
    Contributions paid to pension plan ......................................    (1,456)              (1,424)
    Increase in other non-current liabilities ...............................     2,027                  650
    Increase in trade accounts payable ......................................       782                1,175
    (Decrease) increase in accrued expenses and other liabilities ...........      (183)                 674
    Increase in foreign taxes payable .......................................        46                    3
    Decrease in other liabilities ...........................................      (182)                (466)
                                                                                -------              -------
NET CASH USED IN  OPERATING ACTIVITIES ......................................    (3,341)                (638)
                                                                                -------              -------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ................................      (642)              (6,838)
  Proceeds from sale of property, plant and equipment net
   of costs of disposal .....................................................     8,631                    -
                                                                                -------              -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .........................     7,989               (6,838)
                                                                                -------              -------

FINANCING ACTIVITIES:
  Increase in overdraft .....................................................        10                1,844
                                                                                -------              -------
NET CASH  PROVIDED BY FINANCING ACTIVITIES ..................................        10                1,844
                                                                                -------              -------

Effect of exchange rate changes on cash and cash equivalents ................       176                  181
                                                                                -------              -------

CHANGE IN CASH AND CASH EQUIVALENTS .........................................     4,834               (5,451)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................     5,090                9,191
                                                                                -------              -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................   $ 9,924              $ 3,740
                                                                                =======              =======

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest ....................................................   $    61              $   197
                                                                                =======              =======
  Cash paid for taxes .......................................................   $    53              $    59
                                                                                =======              =======

                   The accompanying notes are an integral part of these financial statements.

                                                       3

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

NOTE 1 - BASIS OF PRESENTATION

         These consolidated financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Spear & Jackson, Inc. (the Company) and its wholly owned subsidiaries, Mega Tools Ltd., Mega Tools USA, Inc., Megapro Tools, Inc., S and J Acquisition Corp., Spear & Jackson plc and Bowers Group plc. Both Spear & Jackson plc and Bowers Group plc are sub-holding companies and their business is carried out by the following directly and indirectly owned subsidiaries: Bowers Metrology Limited, Bowers Metrology UK Limited, Coventry Gauge Limited, CV Instruments Limited, Eclipse Magnetics Limited, Spear & Jackson (New Zealand) Limited, James Neill Canada, Inc., James Neill Holdings Limited, James Neill U.S.A., Inc., Spear & Jackson (Australia) Pty Ltd., Magnacut Limited, Neill Tools Limited, Spear & Jackson Garden Products Limited, Spear & Jackson Holdings Limited, Spear & Jackson France S.A., Societe Neill France S.A. and C.V. Instruments Europe BV.

As further explained in note 4, below, the purchase of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc. (now Spear & Jackson, Inc.), which was completed on September 6, 2002, was treated as a reverse acquisition.

All significant intercompany accounts and transactions have been eliminated on consolidation.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to both the rules and regulations of the Securities and Exchange Commission and with instructions to Form 10-Q. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of March 31, 2005 and September 30, 2004, and the results of operations for the three and six month periods ended March 31, 2005 and March 31, 2004 and cash flows for the six month periods ended March 31, 2005 and March 31, 2004 have been included and that the disclosures are adequate to make the information presented not misleading. The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's and Subsidiaries' annual report on Form 10-K for the year ended September 30, 2004.

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

                                 (IN THOUSANDS)

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

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 123 (Revised 2004), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period of the Company's first fiscal year beginning on or after June 15, 2005. The Company will accordingly adopt the standard in the first quarter of fiscal 2006. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

         As disclosed in the annual report on Form 10-K for the fiscal year ended September 30, 2004, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and assumptions and adopt accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses as

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                  IN THOUSANDS)

NOTE 3 - CRITICAL ACCOUNTING POLICIES - CONTINUED

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

         Following recommendations by the SEC, the acquisition of Spear & Jackson plc and Bowers Group plc (together "S&J") by Megapro Tools, Inc. was accounted for as a reverse acquisition for financial reporting purposes. The reverse acquisition is deemed a capital transaction and the net assets of S&J (the accounting acquirer) were carried forward to Megapro Tools, Inc. (the legal acquirer and the reporting entity) at their carrying value before the combination. Although S&J was deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Megapro Tools, Inc. as the surviving corporation does not change. The relevant acquisition process utilizes the capital structure of Megapro Tools, Inc. and the assets and liabilities of S&J are recorded at historical cost.

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

         On November 7, 2002 the Company changed its name from Megapro Tools, Inc. to Spear & Jackson, Inc.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

NOTE 5 - RETIREMENT BENEFIT PLAN

         The Company operates a contributory defined benefit pension plan ("The Plan") covering certain of its employees in the United Kingdom based subsidiaries of Spear & Jackson plc. The benefits covered by the Plan are based on years of service and compensation history. Plan assets are primarily invested in equities, fixed income securities and Government Stocks.

         Pension costs amounted to $1,019 for the quarter ending March 31, 2005 and $332 for the same quarter last year. Pension costs for the six months ending March 31, 2005 were $2,027 compared with $650 for the equivalent period last year. The net periodic costs include the following components:

                                           For the Three     For the Three      For the Six       For the Six
                                            Months Ended      Months Ended      Months Ended      Months Ended
                                             March 31,         March 31,         March 31,         March 31,
                                                2005              2004              2005              2004
                                           --------------    --------------    --------------    --------------
                                           (in thousands)    (in thousands)    (in thousands)    (in thousands)
Sevice cost .............................     $   460           $   387           $   916           $   762
Interest cost ...........................       2,570             2,289             5,114             4,507
Expected return on plan assets ..........      (2,704)           (2,779)           (5,378)           (5,473)
Recognition of actuarial loss ...........         693               435             1,375               854

                                              -------           -------           -------           -------
Total benefit cost ......................     $ 1,019           $   332           $ 2,027           $   650
                                              =======           =======           =======           =======

         The Company's funding policy with respect to the Plan is to contribute annually not less than the minimum required by applicable UK law and pension regulations. Amounts payable are determined on the advice of the Plan's actuaries.

         The pension plan actuarial advisors carried out an actuarial valuation of the Plan as at December 31, 2004. This valuation showed an increase in the Plan's deficit compared to that calculated at April 5, 2002, the date of the last full actuarial valuation. Following discussions between the Company and the Trustees of the Plan, it has been agreed that, on or before September 30, 2005, the Company will make a special contribution to the Plan of (pound)4 million (approximately $7.6 million). Also, from May, the Company's annual pension contributions will increase from (pound)1.5 million (approximately $2.8 million) to (pound)1.9 million (approximately $3.6 million).

         The Company has contributed $727 to the Plan in the quarter to March 31, 2005 (2004 $726) and $1,456 in the six month period ending on that date (2004 $1,424). Taking into account the increase in annual contributions referred to above, the Company anticipates that ongoing employer contributions of $3.2 million will be made in the year ending September 30, 2005 (2004 $2.7 million) in addition to the lump sum contribution of $7.6 million (2004 $nil).

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                 At March 31,   At September 30,
                                                     2005             2004
                                                --------------  ----------------
                                                (in thousands)   (in thousands)
Assets held and used:
  Land and buildings, at cost ..............       $ 16,876         $ 18,177
  Machinery, equipment and vehicles, at cost         37,109           35,101
  Furniture and fixtures, at cost ..........          1,339            1,241
  Computer hardware, at cost ...............          1,328            1,264
  Computer software, at cost ...............            366              348
  Assets held under finance leases, at cost  (a)      2,991            2,828
                                                   --------         --------
                                                     60,009           58,959
  Accumulated Depreciation .................        (39,915)         (36,845)
                                                   --------         --------
  Net ......................................       $ 20,094         $ 22,114
                                                   ========         ========

Assets held for sale
  Assets held for sale at cost ............. (b)   $      -         $  3,228
  Accumulated Depreciation .................              -              (38)
                                                   --------         --------
  Net ......................................       $      -         $  3,190
                                                   ========         ========

(a) Included in property, plant and equipment at March 31, 2005 are capital leases with a net book value of $1.3 million (March 31, 2004 $1.6 million). The cost of these assets held under capital leases was $3.0 million (March 31, 2004 $2.7 million) and the accumulated depreciation relating to these assets was $1.7 million (March 31, 2004 $1.1 million).

(b) The asset held for resale relates to the Company's warehouse and office facility in Boca Raton, Florida. These premises were sold in February 2005. Details of the disposition are provided in note 7, below.

NOTE 7 - SALE OF LAND AND BUILDINGS

On January 28, 2005 the Company completed the sale of part of its industrial site at St. Paul's Road, Wednesbury, England, and on February 15, 2005 the Company also concluded the disposal of its warehouse and office facility in Boca Raton, Florida. Details of these sales are as follows:

                                                            Wednesbury          Boca Raton           Total
                                                             England             Florida
                                                          --------------      --------------     --------------
                                                          (in thousands)      (in thousands)     (in thousands)
Sale proceeds net of selling, professional and
 other costs  ..........................................      $5,174              $3,427              $8,601
Less: net book value ...................................       2,223               3,168               5,391
                                                              ------              ------              ------
Gross profit on disposal ...............................       2,951                 259               3,210

Less: related reorganisation costs (see below) .........         707                   -                 707
                                                              ------              ------              ------
                                                              $2,244              $  259              $2,503
                                                              ======              ======              ======

Following the sale of the surplus element of the Wednesbury facility, provision has been made for costs to be incurred in connection with the consolidation of the current manufacturing operation into the smaller site. These costs principally comprise office and factory refurbishment, factory reorganization and departmental relocations within the site.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

NOTE 8 - INVENTORIES
                                                 At March 31,   At September 30,
                                                     2005             2004
                                                --------------  ----------------
                                                (in thousands)   (in thousands)

Finished products ............................     $ 21,146         $ 16,779
In-process products ..........................        6,309            5,211
Raw materials ................................        5,652            5,944
Less: allowance for slow moving and obsolete
 inventories .................................       (6,471)          (5,946)
                                                   --------         --------
                                                   $ 26,636         $ 21,988
                                                   ========         ========

NOTE 9 - INCOME TAXES

         Spear & Jackson is subject to income taxes in the US and in the other overseas tax jurisdictions where its principal trading subsidiaries operate. The provision for US and foreign income taxes consists of:

                                           For the Three     For the Three      For the Six       For the Six
                                            Months Ended      Months Ended      Months Ended      Months Ended
                                             March 31,         March 31,         March 31,         March 31,
                                                2005              2004              2005              2004
                                           --------------    --------------    --------------    --------------
                                           (in thousands)    (in thousands)    (in thousands)    (in thousands)

Current tax (charge)/credit ...............    $ (51)            $   5             $ (99)            $ (62)
Deferred tax charge .......................     (440)             (361)             (349)             (470)

                                               -----             -----             -----             -----
                                               $(491)            $(356)            $(448)            $(532)
                                               =====             =====             =====             =====

         A reconciliation of the provision for income taxes compared with the amounts provided at the US federal rate is as follows:

                                           For the Three     For the Three      For the Six       For the Six
                                            Months Ended      Months Ended      Months Ended      Months Ended
                                             March 31,         March 31,         March 31,         March 31,
                                                2005              2004              2005              2004
                                           --------------    --------------    --------------    --------------
                                           (in thousands)    (in thousands)    (in thousands)    (in thousands)
Tax at US federal statutory income tax rate   $(1,290)          $(101)            $(1,048)          $(373)
Overseas tax at rates different to
 effective rate ...........................       165             (26)                122              87
Permanent differences .....................       (40)            (36)                (79)            (75)
Gain on sale of UK property covered by
 capital losses brought forward ...........       885               -                 885               -
Valuation allowance .......................      (211)           (191)               (328)           (171)
Miscellaneous .............................         -              (2)                  -               -

                                              -------           -----             -------           -----
                                              $  (491)          $(356)            $  (448)          $(532)
                                              =======           =====             =======           =====

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

NOTE 10 - COMPREHENSIVE INCOME

         Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholder's equity. Comprehensive income and its components comprise the following:

                                           For the Three     For the Three      For the Six       For the Six
                                            Months Ended      Months Ended      Months Ended      Months Ended
                                             March 31,         March 31,         March 31,         March 31,
                                                2005              2004              2005              2004
                                           --------------    --------------    --------------    --------------
                                           (in thousands)    (in thousands)    (in thousands)    (in thousands)
Total net  income (loss) ..................   $ 3,194           $   (68)          $ 2,546           $   213

Other comprehensive income (loss)

  Additional minimum pension liability ....       658              (758)           (1,929)           (3,133)
  Foreign currency translation adjustments     (1,389)           (1,183)            3,277             5,996
  Unrealized gains on derivative
   instruments ............................        16                11                57                11

                                              -------           -------           -------           -------
Total comprehensive income ................   $ 2,479           $   368           $ 3,951           $ 3,087
                                              =======           =======           =======           =======

NOTE 11 - SEGMENT DATA

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

         The following is a summary of the significant accounts and balances (in thousands) by business segment.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

NOTE 11 - SEGMENT DATA - CONTINUED

                              Sales           Long-lived Assets (a)           Sales           Long-lived Assets (a)
                     -----------------------  ---------------------  -----------------------  ---------------------
                        Three Months Ended                              Six Months Ended
                     March 31,     March 31,  March 31,   March 31,  March 31,     March 31,  March 31,   March 31,
                        2005          2004       2005       2004       2005           2004       2005        2004
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
Hand & garden tools  $ 20,891      $ 21,033   $  6,633    $ 10,005   $ 39,315      $ 38,151   $  6,633    $ 10,005
Metrology tools         4,383         4,104      2,601       2,932      8,400         7,687      2,601       2,932
Magnetic products       2,927         2,290        737         984      5,593         4,571        737         984
Corporate                   -                   10,123      13,298          -                   10,123      13,298
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
   Total             $ 28,201      $ 27,427   $ 20,094    $ 27,219   $ 53,308      $ 50,409   $ 20,094    $ 27,219
                     =========     =========  =========   =========  =========     =========  =========   =========

                           Depreciation        Capital expenditure        Depreciation         Capital expenditure
                     -----------------------  ---------------------  -----------------------  ---------------------
                       Three Months Ended       Three Months Ended      Six Months Ended         Six Months Ended
                     March 31,     March 31,  March 31,   March 31,  March 31,     March 31,  March 31,   March 31,
                        2005          2004       2005        2004       2005           2004      2005        2004
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
Hand & garden tools  $    483      $    564   $    294    $    142       $ 945     $    999   $    572    $  3,418
Metrology tools           172           121         10          16         285          220         66         161
Magnetic products          88            95          -          23         172          171          4          25
Corporate                  63            47          -       3,232         121          118          -       3,234
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
   Total             $    806      $    827   $    304    $  3,413     $ 1,523     $  1,508   $    642    $  6,838
                     =========     =========  =========   =========  =========     =========  =========   =========

                     Operating Income (Loss)       Net Interest      Operating Income (Loss)      Net Interest
                     -----------------------  ---------------------  -----------------------  ---------------------
                       Three Months Ended       Three Months Ended      Six Months Ended         Six Months Ended
                     March 31,     March 31,  March 31,   March 31,  March 31,     March 31,  March 31,   March 31,
                        2005          2004       2005        2004       2005          2004       2005        2004
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
Hand & garden tools  $    850      $    408   $    (58)   $    (63)     $ 153      $    711   $   (103)   $   (123)
Metrology tools           311           351         (4)         (5)       603           640         (7)         (9)
Magnetic products         318           270         (2)         (3)       541           543         (5)         (6)
Corporate                (324)         (724)        52           8       (844)       (1,090)        74          (3)
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
   Total             $  1,155      $    305   $    (12)   $    (63)     $ 453      $    804   $    (41)   $   (141)
                     =========     =========  =========   =========  =========     =========  =========   =========

(a) Represents property, plant and equipment, net.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

NOTE 11 - SEGMENT DATA - CONTINUED

The following table presents certain data by geographic areas (in thousands):

                            Sales (a)         Long-lived Assets (b)         Sales (a)         Long-lived Assets (b)
                     -----------------------  ---------------------  -----------------------  ---------------------
                        Three Months Ended                              Six Months Ended
                     March 31,     March 31,  March 31,   March 31,  March 31,     March 31,  March 31,   March 31,
                        2005          2004       2005       2004       2005           2004       2005        2004
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
United Kingdom       $ 11,971      $ 12,507   $ 18,145    $ 22,221   $ 22,621      $ 22,532   $ 18,145    $ 22,221
Europe                  7,035         6,234      1,272       1,255     11,760        10,292      1,272       1,255
Australasia             3,404         3,927        677         520      7,402         8,746        677         520
North America           1,898         1,740          -       3,223      3,519         3,177          -       3,223
Other                   3,893         3,019          -           -      8,006         5,662          -           -
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
   Total             $ 28,201      $ 27,427   $ 20,094    $ 27,219   $ 53,308      $ 50,409   $ 20,094    $ 27,219
                     =========     =========  =========   =========  =========     =========  =========   =========

                           Depreciation        Capital expenditure        Depreciation         Capital expenditure
                     -----------------------  ---------------------  -----------------------  ---------------------
                       Three Months Ended       Three Months Ended      Six Months Ended         Six Months Ended
                     March 31,     March 31,  March 31,   March 31,  March 31,     March 31,  March 31,   March 31,
                        2005          2004       2005        2004       2005           2004      2005        2004
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
United Kingdom       $    707      $    699   $    269    $    159   $  1,335      $  1,297   $    368    $  3,570
Europe                     32            36         20           3         56            46         40           3
Australasia                67            76         15          19        132           147        234          31
North America               -            16          -       3,232          -            18          -       3,234
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
   Total             $    806      $    827   $    304    $  3,413   $  1,523      $  1,508   $    642    $  6,838
                     =========     =========  =========   =========  =========     =========  =========   =========

                     Operating Income (Loss)       Net Interest      Operating Income (Loss)      Net Interest
                     -----------------------  ---------------------  -----------------------  ---------------------
                       Three Months Ended       Three Months Ended      Six Months Ended         Six Months Ended
                     March 31,     March 31,  March 31,   March 31,  March 31,     March 31,  March 31,   March 31,
                        2005          2004       2005        2004       2005          2004       2005        2004
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
United Kingdom       $    830      $    587   $     26    $    (27)  $    506      $  1,172   $     17    $    (75)
Europe                    478           332        (61)        (52)       355           197       (102)        (99)
Australasia                47          (217)        11           8        117           (70)        29          15
North America            (200)         (397)        12           8       (525)         (495)        15          18
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
   Total             $  1,155      $    305   $    (12)   $    (63)  $    453      $    804   $    (41)   $   (141)
                     =========     =========  =========   =========  =========     =========  =========   =========

(a) Sales are attributed to geographic areas based on the location of the customers.

(b) Represents property, plant and equipment, net.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

NOTE 12 - LEGAL PROCEEDINGS

         A number of class action lawsuits have been initiated in the U.S. District Court for the Southern District of Florida by Company shareholders against the Company, Sherb & Co. LLP, the Company's former independent auditor, and certain of the Company's directors and officers, including Mr. Dennis Crowley, the Company's then Chief Executive Officer/Chairman, and Mr. William Fletcher, the Company's then CFO and now acting Chief Executive Officer.

         These suits allege essentially the same claims as an SEC suit which was filed on April 15, 2004, in the U.S. District Court for the Southern District of Florida. This suit, filed against the Company and Mr. Crowley, among others, alleged violations of the federal securities laws. The allegations arose from the alleged failure of Mr. Crowley to accurately report his ownership of the Company's stock, and his alleged manipulation of the price of the Company's stock through the dissemination of false information, allowing him to profit from sales of stock through nominee accounts. The suit was settled on February 15, 2005 following approval by the US District Court.

         Lead counsel has now been appointed for the class action suits and an amended consolidated complaint has been filed. The Company, and the other defendants, have filed a motion to dismiss the complaint, and are currently awaiting the court's ruling on these motions. It is impossible at this time to ascertain the ultimate legal and financial liability or whether this action will have a material adverse effect on the Company's financial condition and results of operations.

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

         Additionally, from time to time, the Company is also subject to legal proceedings and claims arising from the conduct of its business operations, including litigation related to personal injury claims, customer contract matters, employment claims and environmental matters. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts accrued or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operation of the Company.

NOTE 13 - SUBSEQUENT EVENTS

         On April 27, 2005 a settlement was reached with the former Managing Director of Spear & Jackson plc in respect of the amount of severance compensation payable following his dismissal as part of a management reorganization program in November 2002. The total amount payable to the former employee (including his legal costs) will be $781 of which $562 has already been paid in prior periods. The balance will be paid on July 27, 2005. These amounts are less than the estimated settlement costs previously provided.

         As previously disclosed in the Company's periodic reports, as part of settlement of the SEC lawsuit referred to above in note 12, the Company entered into a Stock Purchase Agreement with PNC Tool Holdings LLC and Dennis Crowley under which Mr Crowley agreed to return to the Company 6,005,561 shares of common stock of Spear & Jackson, Inc. from PNC Tool Holdings LLP. These shares were returned on April 8, 2005 for a nominal consideration. As of this date, the number of the Company's shares outstanding reduced from 11,741,122 to 5,736,061, and Jacuzzi Brands, Inc. ("Jacuzzi"), with its ownership of 3,543,281 shares now holds a majority capital stock interest in the Company of 61.8%.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

NOTE 13 - SUBSEQUENT EVENTS - CONTINUED

         On April 11, 2005 Jacuzzi agreed to the termination of a previous letter agreement dated September 6, 2002, which supplemented a Stockholders' Agreement of the same date. The letter agreement required Jacuzzi to vote a substantial portion of its voting capital stock in the Company in proportion to the vote of other shareholders of the Company. At the time the letter agreement was executed, Jacuzzi was a principal but a minority shareholder of the Company. As explained above, with the recent return to the capital of the Company of the majority shareholder interest previously held by PNC, Jacuzzi now holds a majority capital stock interest in the Company, and the continuation of the letter agreement was no longer considered necessary for the fulfilment of its original intent. Jacuzzi provided a general release to the Company and its affiliates excepting Dennis Crowley and his spouse.

         On April 21, 2005, Jacuzzi adopted a plan of disposition of the Company's' Common Stock (the "Plan of Disposition"), under which Jacuzzi intends to: investigate the strategic alternatives with respect to the sale of the Common Stock held by them; take such further actions as will result in the Jacuzzi disposing of the Common Stock within a one-year period; and engage investment banking, legal, and other advisors as necessary to assist in the disposition of the Company's Common Stock. Jacuzzi may dispose of their Common Stock in one or more transactions of all or a portion of their shares of Common Stock in the open market, in privately negotiated transactions or otherwise.

         At this time, no decision has been made by Jacuzzi to either change the composition of the Company's Board of Directors, or assert an expanded role in the management of the Company. Jacuzzi intends to monitor and evaluate their investment in the Company on a continuing basis, or formulate other purposes, plans or proposals regarding the Company or the Common Stock held by Jacuzzi in addition to those discussed above.

         Jacuzzi retains the right to change their investment intent.

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

- changes in customer requirements and in the volume of sales to principal customers;
- changes in governmental regulations in the various geographical regions where the Company operates;
- the timely implementation of the Company's restructuring programs and financial plans;
- general economic and political conditions, including the global economic slowdown and interest rate and currency exchange rate fluctuation;
- continuing development and maintenance of appropriate business continuity plans for the Company's processing systems;
-  absence of consolidation among key customers;
-  attracting and retaining qualified key employees;
-  no material breach of security of any of the Company's systems;
-  the ability of the Company to control manufacturing and operating costs;
- continued availability of financing, and financial resources on the terms required to support the Company's future business strategies;
- costs incurred in respect of compliance with Section 404 of the Sarbanes-Oxley Act of 2002;
-  the outcome of pending and future litigation; and
-  the potential acquisition of the Company or its principal assets.

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

CORPORATE ORGANIZATION

OVERVIEW

Spear & Jackson, Inc. ("Spear & Jackson", "The Company" or "We") currently conducts its business operations through its wholly owned subsidiaries, Spear & Jackson plc and Bowers Group plc. A brief summary of the Company's corporate organizational history is as follows:

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

In connection with the closing of the Transaction, certain principal shareholders of Megapro, including Envision Worldwide Products, Ltd, Neil Morgan and Maria Morgan contributed an aggregate of 4,742,820 shares of their common stock of Megapro to the capital of Megapro, and agreed to a two year lock-up with respect to their remaining 192,480 shares of common stock of Megapro. The stockholders did not receive any consideration in connection with their contribution of shares. As a result of the closing of the Transaction and the Private Placement, and upon the effectuation of all post closing matters, Megapro had 12,011,122 shares of common stock outstanding, 6,005,561 shares of which were beneficially owned by PNC. The shares issued to PNC were subject to the terms of a Stockholder's Agreement and a Registration Rights Agreement.

In the Stockholders' Agreement dated as of September 6, 2002 by and among Megapro, USI Mayfair Limited (a subsidiary of US Industries, Inc., now Jacuzzi Brands, Inc.), PNC and Crowley (the "Stockholders' Agreement"), USI Mayfair Limited, PNC and Crowley (the "Stockholders") agreed that, other than certain "unrestricted transfers", they would not transfer any Company securities for two years beginning on September 6, 2002. On September 6, 2002, under an unrestricted transfer relating to the transfer of stock from a permitted affiliate, USI Mayfair Limited transferred all of the Company securities owned by it along with all of its rights under the Stockholders' Agreement to USI Global Corp.

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

RECENT DEVELOPMENTS

On April 15, 2004, the US Securities and Exchange Commission filed suit in the U.S. District Court for the Southern District of Florida against the Company and Mr. Dennis Crowley, its then current Chief Executive Officer and Chairman, among others, alleging violations of the federal securities laws. Specifically with regard to the Company, the SEC alleged that the Company violated the SEC's registration, anti-fraud and reporting provisions. These allegations arose from the alleged failure of Mr. Crowley to accurately report his ownership of the Company's stock, and his alleged manipulation of the price of the Company's stock through dissemination of false information, allowing him to profit from sales of stock through nominee accounts. On May 10, 2004, the Company consented to the entry of a preliminary injunction, without admitting or denying the allegations of the SEC complaint.

As a further measure, the Court appointed a Corporate Monitor to oversee the Company's operations. In addition to Mr. Crowley consenting to a preliminary injunction, the Court's order also temporarily barred Mr. Crowley from service as an officer or director of a public company, and prohibited him from voting or disposing of Company stock.

Following Mr. Crowley's suspension, the Board appointed Mr. J.R. Harrington, a member of its Board of Directors, to serve as the Company's interim Chairman. Mr. William Fletcher, a fellow member of the Company's Board of Directors, who, until October 27, 2004, was the Company's Chief Financial Officer, and who is a director of Spear & Jackson plc and Bowers Group plc, UK companies based in Sheffield, was appointed as acting Chief Executive Officer.

Following extensive settlement negotiations with both the SEC and Mr. Crowley, the Company has reached a resolution with both parties.

On September 28, 2004, Mr. Crowley signed a Consent to Final Judgment of Permanent Judgment with the Securities and Exchange Commission, without admitting or denying the allegations included in the complaint, which requires a disgorgement and payment of civil penalties by Mr. Crowley consisting of a disgorgement payment of $3,765,777 plus prejudgment interest in the amount of $304,014, as well as payment of a civil penalty in the amount of $2,000,000. In May 2005, the SEC applied to the Court for the appointment of an administrator for the distribution of these funds to the victims of Mr. Crowley's action, pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

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

Additionally the Company entered into a Stock Purchase Agreement with PNC Tool Holdings LLC ("PNC") and Dennis Crowley, the sole member of PNC. Under the Stock Purchase Agreement, the Company acquired, for $100, 6,005,561 common shares of the Company held by PNC which represented approximately 51.1% of the outstanding common shares of the Company at December 31, 2004, and which constituted 100% of the common stock held by such entity. The parties also executed general releases in favor of each other subject to the fulfilment of the conditions of the Stock Purchase Agreement.

The Stock Purchase Agreement was effected on April 8, 2005 following formal approval by the SEC on February 10, 2005 and, on February 15, 2005, by the U.S. District Court for the Southern district of Florida of the settlement of the litigation captioned SEC v. Dennis Crowley, Spear & Jackson, Inc., International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva (Case No:
04-80354-civ-Middlebrooks). The Stock Purchase Agreement was further conditioned on the disgorgement and civil penalty funds being paid by Crowley, and as noted above, these monies have now been received.

As a result of the stock purchase, the stockholders of the Company have had their percentage stock interest increase correspondingly with the retirement of the Spear & Jackson shares to the Company by PNC. Jacuzzi Brands, Inc. ("Jacuzzi"), which is a beneficial owner of 3,543,281 shares of common stock, has had its interest in the Company increase to approximately 61.8% of the outstanding common stock.

On April 11, 2005 Jacuzzi agreed to the termination of a previous letter agreement dated September 6, 2002, which supplemented the Stockholders' Agreement of the same date. The letter agreement required Jacuzzi to vote a substantial portion of its voting capital stock in the Company in proportion to the vote of other shareholders of the Company. At the time the letter agreement was executed, Jacuzzi was a principal but a minority shareholder of the Company. As explained above, with the recent return to the capital of the Company of the majority shareholder interest previously held by PNC, Jacuzzi now holds a majority capital stock interest in the Company, and the continuation of the letter agreement was no longer considered necessary for the fulfilment of its original intent. Jacuzzi provided a general release to the Company and its affiliates excepting Dennis Crowley and his spouse.

On April 21, 2005, Jacuzzi adopted a plan of disposition of the Company's' Common Stock (the "Plan of Disposition"), under which Jacuzzi intends to: investigate the strategic alternatives with respect to the sale of the Common Stock held by them; take such further actions as will result in Jacuzzi disposing of the Common Stock within a one-year period; and engage investment banking, legal, and other advisors as necessary to assist in the disposition of the Company's Common Stock. Jacuzzi may dispose of their Common Stock in one or more transactions of all or a portion of their shares of Common Stock in the open market, in privately negotiated transactions or otherwise.

At this time, no decision has been made by Jacuzzi to either change the composition of the Company's Board of Directors or assert an expanded role in the management of the Company. Jacuzzi intends to monitor and evaluate their investment in the Company on a continuing basis or formulate other purposes, plans or proposals regarding the Company or the Common Stock held by Jacuzzi in addition to those discussed above.

Jacuzzi retains the right to change their investment intent.

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

         In December 2004, the division also secured the European distributorship rights for a range of premier portable hardness testers sourced from China. This distribution operation is operated through a specifically formed Dutch subsidiary company, CV Instruments Europe BV, based in Maastricht, Holland.

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

For further detailed financial information by reportable segment, including sales, profit and loss, and total asset information, see Note 11 in the "Notes to Condensed Consolidated Financial Statements" included within this Quarterly Report on Form 10-Q. Also included within Note 11 is a detailed geographical analysis including sales, profit and loss, and total asset information.

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

(e) Improving manufacturing efficiencies and continually reviewing other cost saving measures

The Company offers a comprehensive range of tools and these ranges are supported by a pipeline of new products and range extensions. In the period from January 1, 2005 to March 31, 2005 new product range launches and other significant product related business developments have included:

Neill Tools secured additional listings for builders tools in a major multiple retail chain which are expected to result in incremental sales revenues of approximately $0.5 million per annum.

Eclipse Magnetics launched its new range of magnetic filtration equipment designed to remove ferrous and carbide contaminations from cutting and processing fluids in the automotive and precision grinding industries.

In Australia and New Zealand range reviews have been completed to identify and to delete unprofitable lines and to introduce new products capable of delivering incremental sales and improved margins in the remainder of the fiscal year. These new and extended product ranges cover digging, garden, cutting, hand saw, masonry and air tool ranges, all under the S&J brand. A new range of electrical generators, battery chargers and drainage products has also been launched.

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

Management's Discussion and Analysis or Plan of Operation in the Company's 10-K filing for the year ended September 30, 2004 included a detailed discussion which addressed our most critical accounting policies. The quarterly financial statements for the period ended March 31, 2005, attached hereto, should therefore be read in conjunction with that discussion.

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

With regard to pension obligations, the Company operates a contributory defined benefit plan covering certain of its employees in the United Kingdom based subsidiaries of Spear & Jackson plc. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines, and in conjunction with the Company's actuarial consultants and auditors. The Company's actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the expense and liability related to these plans. The actuarial assumptions used by the Company may differ significantly, either favorably or unfavorably, from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants.

Since September 30, 2004 there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.

OVERVIEW

When compared to the equivalent period last year, the results for the quarter ended March 31, 2005 show an increase of $0.85 million (278.69%) in operating income. Despite this, operating income of $0.49 million in the six month period ended March 31, 2005 was $0.35 million (43.66%) less than that generated in the comparable period last year. Income before taxes has benefited significantly from the $2.50 million profit arising on the sale of the surplus element of the Company's Wednesbury facility and the disposal of its warehouse and office facility in Boca Raton. Despite the presence of various adverse macro economic factors, e.g. the continuing weakness of the US $ and further raw material and utility cost increases, the improved trading conditions prevalent at the end of the first quarter have continued into the second quarter of fiscal 2005.

Sales revenues for the quarter ended March 31, 2005 increased by approximately $0.77 million (2.82%) over the comparable period in the previous year. This gain is primarily attributable to favorable currency exchange fluctuations in the current year, although sales volumes did improve in the Neill Tools export division and also in our Metrology and Magnetic products businesses. For the six months ended March 31, 2005 sales revenues increased by $2.9 million (5.75%), with the principal element again relating to favourable exchange differences.

Compared to the same period last year, sales were buoyed by strong Middle and Far East hand tool order levels but sales volumes were adversely affected by the negative impact in certain export markets of the weak US dollar and by adverse weather conditions in Australasia.

Gross profit was $9.29 million for the quarter ended March 31, 2005 compared to $8.71 million for the prior year, an increase of $0.58 million (6.65%). For the six months ended March 31, 2005 gross profit increased by $1.53 million (9.62%), from $15.88 million in 2004 to $17.41 million in 2005. Direct costs are still being adversely affected by increases in prices for our principal raw materials of steel, plastic, cobalt and nickel and increases in basic utility costs. Additionally, the cost of sales was negatively impacted by increased net realisable value inventory provisions in our Metrology and Australasian operations. Nevertheless, margins saw signs of improvement as the various divisions witnessed favourable sales mixes and benefited from favourable exchange gains on imported factored products.

Selling, general and administrative expenses decreased by $0.27 million (3.23%) in the quarter to March 31, 2005 when compared to last year but have increased by $1.88 million (12.46%) in the six month period ended on that date from $15.08 million to $16.96 million. Both the three and six month periods have been negatively impacted by: continuing high levels of UK distribution costs following the move to a "direct to market" sales approach; US $/sterling cross rates in the period; general inflationary increases and increased FAS 87 pension costs. These adverse effects have, however, been mitigated by the release of the excess element of a provision relating to severance compensation payable to the former managing Director of Spear & Jackson plc. In addition, the last quarter has seen the rewards of local reorganisation programmes and cost cutting measures which have further reduced expenses.

The Company believes that the level of overheads incurred in the three months ended March 31, 2005, excluding the positive effects of the provision release as discussed above, will be maintained in the short term. Various initiatives are still, however, being implemented to reduce the levels of sales and distribution costs in future periods. Additionally, settlement of the Company's SEC litigation suit should result in decreases in administration costs in future periods following the reduction in legal and professional costs. However, other head office legal costs associated with the ongoing class action and the role of the corporate monitor will still be incurred until the resolution of both matters.

Overall, the margin improvements have been sufficient to absorb the increase SG&A expenses, and this has resulted in an operating profit of $1.16 million for the three month period ended March 31, 2005 compared to an operating profit of $0.31 million for the same period last year. In the six month period ended March 31, 2005 operating profits, while lower than the same period last year ($0.45 million 2005, $$0.8million 2004), have benefited from more favorable trading results in the last quarter and the settlement provision release.

The Company intends to continue to launch new products and to explore initiatives to reduce its operational base costs, both in respect of raw materials and processes, in order to minimize margin erosion and to retain its competitive edge over cheap foreign imports. The Company's management has already implemented a number of initiatives to improve profitability with emphasis placed on biasing sales mix towards higher margin products, restructuring of the UK operational cost bases and the augmentation of the Company's sales and marketing functions to ensure the Company derives maximum advantage from the new UK direct trading route. These strategies will continue and further opportunities will be explored.

These restructuring costs and other initiatives, together with planned investment in new capital equipment in the UK, are anticipated to achieve improved efficiencies and reduce labor costs with corresponding improvements in the ongoing profitability of the Company in the forthcoming year.

In the quarter ended March 31, 2005, the actuarial advisers to the Company's defined benefit pension plan completed an actuarial valuation of the Plan, effective as at December 31, 2004. This valuation showed an increase in the Plan's deficit compared to that calculated at April 5, 2002, the date of the last full actuarial valuation. Following discussions between the Company and the Trustees of the Plan regarding methods by which the asset shortfall could be reduced, it was agreed, in early May, that, on or before September 30, 2005, the Company would make a special contribution to the Plan of (pound)4 million (approximately $7.6 million). Also, from May 2005, the Company's annual pension contributions to the Plan will increase from (pound)1.5 million (approximately $2.8 million) to (pound)1.9 million (approximately $3.6 million). This rate of annual contribution will remain in place, subject to certain conditions, until April 2007 when it will be reviewed by the Plan actuary. This agreement with regard to the future funding commitments of the Plan will enable the Company to plan future cash flows with certainty and will also avoid any re-negotiation of contribution rates in September 2005 when new pension legislation is enacted in the UK.

On February 15, 2005 the SEC suit, which was filed on April 15, 2004 in the US District Court of the Southern District of Florida, was settled following extensive negotiations. This suit, filed against the Company and Mr. Dennis Crowley, the Company's former Chief Executive Officer and Chairman, and others, alleged violations of Federal security laws.

Although the SEC litigation has now been satisfactorily resolved, the class action lawsuits that have been initiated in the US District Court for the Southern District of Florida by Company shareholders against the Company, Sherb & Co LLP, the Company's former independent auditor, and certain of the Company's directors and officers still remain.

Lead counsel has now been appointed for the class action suits and an amended consolidated complaint has been filed. The Company, and the other defendants, have filed a motion to dismiss the class action complaint, and are currently awaiting the court's determination . It is impossible at this time to ascertain the ultimate legal and financial liability or whether this action will have a material adverse effect on the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

The following discussion provides a review of results for the three and six months ended March 31, 2005 versus the three and six months ended March 31, 2004.

Summary Profit and Loss Account Data:

                                     Three Months                Six Months
                                    ended March 31             ended March 31
                                   2005          2004         2005         2004
                                    $m            $m           $m           $m

Net Sales ......................  28.20         27.43        53.31        50.41
Cost of goods sold ............. (18.91)       (18.72)      (35.90)      (34.53)

                                 ------        ------       ------       ------
Gross profit ...................   9.29          8.71        17.41        15.88
Selling, general and
  administrative expenses ......  (8.13)        (8.40)      (16.96)      (15.08)

                                 ------        ------       ------       ------
Operating income ...............   1.16          0.31         0.45         0.80
Other income (expense)..........   0.02         (0.02)        0.04        (0.06)

                                 ------        ------       ------       ------
Income before unusual and ......   1.18          0.29         0.49         0.74
  infrequent events
Profit on sale of land and .....   2.50          -            2.50         -
  buildings
                                 ------        ------       ------       ------
Income before income taxes .....   3.68          0.29         2.99         0.74

Provision for income taxes .....  (0.49)        (0.36)       (0.44)       (0.53)
                                 ------        ------       ------       ------

Net income (loss) ..............   3.19         (0.07)        2.55         0.21
                                 ======        ======       ======       ======

Effective tax rate .............  13.32%       123.61%       14.96%       71.41%
                                 ======        ======       ======       ======

Comparisons as a % of net sales:

Gross profit ...................  32.92%        31.74%       32.66%       31.50%
Selling, general and
  Administration expenses ......  28.83%        30.63%       31.81%       29.91%
Operating income ...............   4.10%         1.11%        0.85%        1.59%
Income before income taxes .....  13.07%         1.05%        5.62%        1.48%
Net income .....................  11.33%        (0.02%)       4.78%        0.04%

Note: The percentages and percentage change data shown above, and in other percentage data within this narrative, have been calculated from the Consolidated Statements of Operations included in the Financial Statements attached hereto. The financial data shown in the Financial Statements is given in thousands rather than the millions presentation adopted in the table above.

NET SALES

Sales increased by $2.9 million (5.75%) from $50.41 million in the six months ended March 31, 2004 to $53.31 million for the six months ended March 31, 2005. Sales of $28.2 million in the quarter ended March 31, 2005 were $0.77 million (2.82%) higher than sales of $27.43 million recorded for the comparable period last year.

The increase is analyzed as follows:

                                                     Six Months     Three Months
                                                       ended           ended
                                                      March 31,       March 31,
                                                        2005            2005
                                           Note          $m              $m

Effect of exchange rate movements ........ (a)           2.81            0.77

Sales volumes movements .................. (b)           0.29            0.29

Increased rebates ........................ (c)          (0.20)          (0.29)
                                                        -----           -----
                                                         2.9             0.77
                                                        =====           =====

Analysed by principal business segment the net sales increase is as follows:

                                                     Six Months     Three Months
                                                       ended           ended
                                                      March 31,       March 31,
                                                        2005            2005
                                           Note          $m              $m

i)     Hand and garden tools

       Effect of exchange rate movements . (a)           2.08            0.59
       Sales volume decreases ............ (b)          (0.71)          (0.45)
       Rebates ........................... (c)          (0.20)          (0.29)
                                                        -----           -----
                                                         1.17           (0.15)
                                                        -----           -----

ii)    Metrology tools

       Effect of exchange rate Movements . (a)           0.43            0.10
       Sales volume increases ............ (b)           0.28            0.18
                                                        -----           -----
                                                         0.71            0.28
                                                        -----           -----

iii)   Magnetic products

       Effect of exchange rate movements . (a)           0.30            0.08
       Sales volume increases ............ (b)           0.72            0.56
                                                        -----           -----
                                                         1.02            0.64
                                                        -----           -----

       Total net sales increase ..........               2.9             0.77
                                                        =====           =====

Notes:

(a) The functional currency of the majority of the group's revenues is sterling and the variation in the US$/(pound) cross rate in the three and six month periods ending March 31, 2005 compared to the comparable period last year has had a significant impact on the US dollar value of the group's sales. The average cross rates in the period under review can be summarized as:

                                                 Average Cross Rates
                                                 -------------------

                                        2005           2004           % Movement

       6 months ended March 31          1.878          1.772          +5.98%
       3 months ended March 31          1.889          1.8402         +2.65%

(b) In general, business conditions in many of our end markets remained challenging as a result of continuing intense competition from rival suppliers in a number of our product ranges, increasing pressure from cheap Far Eastern imports, the weak US dollar and continued unfavourable weather conditions in Australia and New Zealand.

       Within the UK and French hand and garden products segment, despite challenging trading conditions, Neill Tools and S&J France showed aggregate sales volume increases for the quarter of $0.24 million, and cumulatively $1.11 million compared to the comparable period last year, thanks in the main to buoyant Middle East demand. However, such sales volume increases were exceeded by sales volume decreases of $0.61 million for the quarter and $1.87 million cumulatively in the Australian and New Zealand entities. The Australasian sales shortfall in 2005 compared to 2004 is primarily attributable to the increased levels of competition, a general slowing down of consumer spending and continued drought conditions in that country.

       While similar market pressures were prevalent in the metrology and magnetic products segments, volume increases of $0.74 million for the quarter and $1.01 million cumulatively were still achieved. This was attributable to volume growth in the Metrology distribution facility in Maastricht and to increases in export sales in Eclipse Magnetics following the establishment of new distribution channels.

(c) The level of rebates has increased overall in 2005 by $0.20 million in the three month period and $0.29 million in the six month period when compared to 2004. The increases are attributable to increased trading volumes in France and in our Neill Tools division as a result of changes in customer profiles, which have arisen following the set up of the direct to market sales route.

SEGMENT REVIEW OF SALES REVENUES

We aim to maintain and develop the revenues of our businesses through the launch of new products, the enhancement of existing items and the continued marketing of the Company's brands in order to retain and gain market share.

Sales and revenue details on a segment basis are as follows:

NEILL TOOLS

Sales for the quarter ended March 31, 2005 of $12.4 million showed an improvement of $0.4 (3.55%) million over last year's sales of $12.0 million. This increase was attributable to favorable exchange movements of $0.3 million and increased volumes of $0.1 million. For the six months ended March 31, 2005 sales of $23.3 million showed an increase of $2.0 (9.52%) million from last year's sales of $21.3 million. This increase comprised favourable exchange movements of $1.3 million, increased volumes of $0.9 million offset by increased sales rebates of $0.2 million.

Sales volume improvements in the periods under review were mainly attributable to achievements in our export markets. Despite the continued weakness of the US dollar, exports were particularly strong in North Africa, the Middle and Far East. The huge construction programs and rebuilding projects following the conflicts in the Middle East have increased demand and have assisted our strong export sales performance. Thanks to this buoyant demand, export sales in the month of March reached $2.0 million.

Although export sales have exceeded expectations, domestic UK trading conditions have been difficult, especially in the last quarter, due to poor performance in the multiple retail sector and prolonged inclement weather which included heavy snowfalls in January and February. Despite shortfalls in the gardening sector, the "Predator" woodsaw range, which was so successful last year, has continued to sell strongly in the year and this has been complemented by buoyant hacksaw blade performance. Investment of approximately $0.9 million in new woodsaw and hacksaw blade plant has been approved and this is expected to be fully operational in Quarter 4. This will ensure that the record levels of productivity can be sustained.

The threat to the business from low-cost, Far Eastern economies continues and these competitive pressures have been exacerbated by price increases imposed by our steel, plastics and utility suppliers, and the difficulty, within a competitive market place, of passing these on to customers. Despite this, margins have been maintained when compared to the same period last year, as divisional profitability has benefited from the implementation of a number of strategic initiatives to reduce the cost of manufacturing and distribution which were introduced in the last financial year. The cash generated from the sale of the excess element of the division's manufacturing facility at Wednesbury, England will allow these operational strategies to be further developed so that the long term viability of the division can be safeguarded.

Costs and overheads have seen increases following the change to a "direct to customer" route to market. The associated increase in distribution costs as the Company reacted to a change in customer delivery requirements has now been addressed with the appointment of a new Logistics Manager.

ECLIPSE MAGNETICS

Sales for the quarter showed a $0.6 million (27.82%) increase over last year's figures (2005 $2.9 million, 2004 $2.3 million) with favorable exchange movements of $0.1 million and increased volumes of $0.5 million. Likewise for the six months ended March 31, 2005 sales showed a 22.36% increase of $1.0 million (2005, $5.6 million, 2004, $4.6 million) attributable to favourable exchange movements of $0.3 million and increased volumes of $0.7 million.

Sales of the distribution range of products (chucks, tools, popular range and lifters) have shown a marked improvement when compared to last year helped by new distribution channels in Europe. Even though the UK industrial sector has remained flat, the new "Ultra Lift Plus" permanent lifting magnet, introduced in the last fiscal year, has continued to take market share.

The standard low technology area of the business, however, continues to be eroded by good quality imports from our competitors in China and the Far East as previously reported. This is directly impacting on our distribution and industrial markets where customers are switching supply sources to the Far East or re-designing systems and applications to accommodate newer magnetic materials.

The higher technology area of the division, "Applied Magnetic Systems", continues to flourish, mainly driven by the material handling and separation business. During the quarter magnetic lifting beam systems were developed and installed for use in automated bakeries. A high specification magnetic rotor grid, again for use in the food industry, was also designed and installed.

The rate of increase in the raw material price of nickel and cobalt (two major alloys used in magnet manufacturing) witnessed in the last fiscal year now seems to have stabilised somewhat. This price stabilisation, together with a favourable sales mix, has resulted in gross margins improving in the period under review.

The main challenges to the business continue to be the delivery of a lower manufacturing cost base and the development of new product through the Applied Magnetics Systems division.

ROBERT SORBY

Sales for the quarter remained static when compared to last year (2005 $1.4 million, 2004 $1.4 million) with marginal sales volume decreases being compensated by favourable exchange variances. For the six month period sales have increased by $0.2 million (7.03%) from $2.6 million in 2004 to $2.8 million in 2005 primarily due to favourable exchange variances.

The second quarter has proved to be testing for Robert Sorby, especially in the UK home market, where there has been low demand activity following the Christmas holiday period. Sales through the division's dealer network have softened reflecting the general malaise in UK retailing. International sales have shown growth, mainly due to increased volume sales into the USA where major promotional campaigns via our website, in store demonstrations, international advertising and catalog distributions secured incremental sales with our mail order customers. However, management recognises the need to build upon these successes to maintain its market position in the US and to increase its presence in other key markets such as Australasia. In addition forthcoming quarters will see the introduction of new products, enhanced consumer marketing and the refinement of our current distribution network. This promotional activity will be essential in retaining market share and resisting the efforts of competitors to consolidate their own market positions.

Continuing focus will be placed on our mail order business where improved order and stock control processes are in force order to improve customer service and lead times. These improved systems will be a priority as the route to market appears to be moving away from bulk distribution through dealers to individual sales via mail order and shows.

BOWERS METROLOGY

Sales for the second quarter show an increase of $0.3 million (6.8%) over last year ($4.4 million 2005, $4.1 million 2004) due to favourable exchange movements of $0.1 million, and increased volumes of $0.2 million. Cumulatively sales have increased by $0.7 million (9.28%) from $7.7 million in 2004 to $8.4 million in 2005. This is attributable to increased volumes of $0.3 million and favourable exchange movements of $0.4 million.

The main successes in the last quarter have been solid performances by the Bowers operations in the USA and Germany. In addition, the investment by UK manufacturers in machine tools has increased and the metrology market has benefited from this trend, particularly in the aerospace market.

Elsewhere, the Moore & Wright and Coventry Gauge divisions have continued to struggle against the influx of low cost competition from China and the Far East and the associated price cutting by competitors to combat the effect of these cheap imports.

The new sales and distribution facility set up in Maastricht, Holland, in the first quarter, has helped increase volumes. This new facility, specialising in the distribution of portable hardness testing equipment manufactured in China and the sale of general engineers hand tools, has excellent connections in mainland Europe. It has continued to incur, however, considerable set-up costs but profitability is anticipated in the short term as sales for the remainder of the year to September 30, 2005 are anticipated to be approximately $0.9 million.

Going forward, demand for low cost, own manufactured hand tools is expected to face further pressure from the Far East but the continuing success of the "Special Products and Systems" segments of the business continue to flourish. The Company therefore recognises that it needs to continue to focus the UK manufacturing sites on producing more high technology products and to explore strategies to make the Company more competitive in the low technology sectors. Sales of the new SmartPlug 2-point gauge have exceeded initial expectations in the UK and investment in new plant and machinery is being considered so that higher demand levels can be satisfied.

S&J FRANCE

Overall, sales for the second quarter of $3.7 million have remained the same as last year although favourable exchange movements of $0.2 million and volume increases of $0.1 million have been offset by increased sales rebates of 0.3 million. For the six month period sales have increased by $0.3 million (5.93%) from $5.6 million in 2004 to $5.9 million in 2005. Favourable volumes of $0.2 million and exchange movements of $0.3 million have been offset by increased rebates of $0.2 million.

While the French economy has remained depressed, with low consumer spending and increases in unemployment, and bad weather conditions have prevailed, there have been a number of encouraging signs. New listings have continued to make an important impact, especially brass ornaments, weather station ranges, cutting products, extensions to the garden product and hand tool range and plastic snow tools.

Production improvements introduced with the involvement of UK manufacturing management in the last quarter of the September 2004 fiscal year have further increased productivity rates. Efficiencies in the assembly and paint areas have also been achieved through capital investment in the production process.

It is anticipated that these production efficiencies will continue into subsequent quarters and further benefits will accrue from the launch of additional new product ranges including thermometers, a revised children's range and expanded cutting tool lines.

AUSTRALASIA

Sales for the quarter for Spear & Jackson Australia and Spear & Jackson New Zealand were $0.6 million (14.06%) lower than last year (2005 $3.3 million, 2004 $3.9 million), due primarily to reduced volumes. Cumulatively for the six months to March 31, 2005 sales have decreased by $1.4 million (15.78%) from $8.7 million in 2004 to $7.3 million in 2005. Volume reductions of $1.9 million were only partly compensated by favourable exchange movements of $0.3 million and decreased sales rebates of $0.2 million.

The sales revenues of the Australian subsidiary have continued to suffer in comparison to the prior year due to the loss of business with a major Australian retailer and increased levels of competition in power and air tools. On a macro-economic level, increases in domestic interest rates have had the effect of reducing consumer spending which has had a flow-through effect on sales. The continuation of the drought and water restrictions throughout Australia has severely affected the rural farm trade, resulting in poor sales of digging and garden products.

In New Zealand lower than expected levels of sales are attributable to increased levels of competition from Asian imported products, the loss of business with a major retail group and, as in Australia, increased domestic interest rates have slowed consumer demand.

Our Australasian division remains focussed on re-establishing and consolidating its trading relationships with retail customers and suppliers and on maximizing the selling opportunities of the Spear & Jackson branded products. In this regard, management has now developed and introduced a number of new and extended ranges and promotional programs across the digging, garden, cutting, handsaw, and air tool ranges that are anticipated to deliver incremental sales and margin growth in the forthcoming quarters.

COSTS OF GOODS SOLD AND GROSS PROFIT

Costs of goods sold increased by 1.04% from $18.72 million in the three month period ended March 31, 2004 to $18.91 million in the three months ended March 31, 2005. In the six month period under review costs of goods sold increased by 3.97% from $34.53 million in the six months ended March 31, 2004 to $35.90 million in the six months ended March 31, 2005.

Headline information concerning costs of goods sold as a percentage of sales and gross profit margins in the periods under review is as follows:

                                  Three Months Ended          Six Months Ended
                                 March 31    March 31       March 31    March 31
                                   2005        2004           2005        2004

Cost of goods sold
as a % of sales ............       67.08       68.26         67.34        68.50

Gross Profit Margin ........       32.92       31.74         32.66        31.50

Despite continuing raw material (principally steel and plastic) and utility price increases, together with increases in the cost of fuel used to operate our manufacturing processes, gross margins have continued to show improvements over last year as a result of:

o exchange gains realized on the purchase of factored products denominated in US dollars from suppliers in the Far East.
o      more favourable and advantageous sales mix.
o increased beneficial effect of selling directly to customers rather than via intermediaries.
o      realisation of negotiated price increases.

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

OPERATING COSTS AND EXPENSES

Selling, general and administrative (SG&A) expenses decreased by $0.27 million (3.23%) from $8.40 million in the three months ended March 31, 2004 to $8.13 million in the three months ended March 31, 2005. In the six months ended March 31, 2005 costs of $16.96 million have increased by $1.88 million (12.46%) from $15.08 million in the six months to March 31, 2004.

The principal reasons for the changes in the levels of SG&A expenses in the three and six month periods ended March 31, 2005 over their prior year comparatives can be summarized as follows:

                                                Increases Over Prior Year

                                             Six Months            Three Months
                                               ended                  ended
                                           March 31, 2005         March 31, 2005

                                                 $m                      $m

a)     Impact of movements in                   0.80                   0.40
       average US$/sterling cross
       rates in the period

b)     Increased FAS 87 pension costs           1.40                   0.70

c)     Inflationary increases and               0.30                   0.10
       reduced foreign exchange
       gains on trading transactions

d)     Increased/ (decreased) head              0.10                  (0.10)
       office costs relating to legal
       and professional fees, monitor
       fees and associated costs

e)     Increased UK warehouse and               0.50                   0.10
       distribution costs following
       the change to direct sales

f)     Release of excess provision             (0.50)                 (0.50)
       associated with settlement
       of severance compensation
       payable to former Managing
       Director

g)     Other net decreases in
       SG&A expenses                           (0.72)                 (0.97)
                                               -----                  -----

       Total increase/(decrease) in
       SG&A expenses                            1.88                  (0.27)
                                               =====                  =====

OTHER INCOME (EXPENSE)

Other income and expenses moved from a net expense of $0.02 million in the three months ended March 31, 2004 to a net credit of $0.02 million in the three months ended March 31, 2005. For the six month period under review other income and expenses has moved from a $0.06 million charge in the six months to March 31, 2004 to a $0.04 million credit in the six months to March 31, 2005.

This improvement is attributable to higher 2005 bank interest credits in the Company's UK businesses. During the quarter to March 2004 the cash balances in the UK were negatively impacted by the cash outflows relating to the purchase of land and buildings at Wednesbury, England for $3.2 million. This resulted in increased interest charges in the period to March 2004. Over the last year net trading cash generation has improved cash balances thereby reducing interest charges. In addition, the sale of the excess element of the Wednesbury site for $5.2 million in January 2005 has increased cash balances and generated higher interest income.

PROFIT ON SALE OF LAND AND BUILDINGS

On January 28, 2005 the Company completed the sale of part of its industrial site at St. Paul's Road, Wednesbury, England, and on February 15, 2005 the Company also concluded the disposal of its warehouse and office facility in Boca Raton, Florida. Details of these sales are as follows:

                                          Wednesbury      Boca Raton      Total
                                           England         Florida
                                              $m             $m             $m

Net sale proceeds ....................        5.2            3.4            8.6
Less net book value ..................       (2.3)          (3.1)          (5.4)
                                             ----           ----           ----

Gross profit on disposal .............        2.9            0.3            3.2

Less related reorganisation costs ....       (0.7)           0.0           (0.7)
                                             ----           ----           ----

Net profit on sale ...................        2.2            0.3            2.5
                                             ====           ====           ====

Following the sale of the surplus element of the Wednesbury facility, provision has been made for costs to be incurred in connection with the consolidation of the current manufacturing operation into the smaller site. These costs principally comprise factory refurbishment, factory reorganization and departmental relocations within the site.

INCOME BEFORE INCOME TAXES

Our income before income taxes in the three months ended March 31, 2005 amounted to $3.68 million compared to an income before taxes for the three months ended March 31, 2004 of $0.29 million. The income before income taxes in the six month period ended March 31, 2005 was $2.99 million compared to $0.74 million last year.

The increase is attributable to:

                                        Six Months ended      Three Months ended
                                         March 31, 2005         March 31, 2005
                                               $m                     $m

Profit on sale of land and buildings...        2.50                  2.50
Increased gross margins ...............        1.53                  0.58
(Increased)/decreased SG&A costs.......       (1.88)                 0.27
Increased other income ................        0.10                  0.04
                                              -----                  ----
                                               2.25                  3.39
                                              -----                  ----

PROVISION FOR INCOME TAXES

An income tax charge of $0.49 million arose in the three months ended March 31, 2005 compared to a $0.36 million income tax charge in the three months ended March 31, 2004. For the six month period to March 31, 2005 income taxes decreased by $0.09 million from $0.53 million in 2004 to $0.44 million in 2005.

Income taxes were 13.32% of income before tax in the three months ended March 31, 2005 compared to 123.61% of profits in the three months ended March 31, 2004. Income taxes were 14.96% of income in the six months ended March 31, 2005 compared to 71.41% of income in the comparable period last year.

Differences between the effective rate and the statutory rate of taxation of 35% result from the following:

o The $2.2 million profit on sale of the Company's excess land at Wednesbury, England, of is not subject to taxation due to the availability of capital tax losses brought forward not recognized within the deferred tax computation.

o Income in certain overseas subsidiaries within the Spear & Jackson group is taxed at rates different from the effective rate.

o The utilization of tax losses which are not recognized within the deferred tax computation.

o Permanent differences between accounting and taxable income as a result of non-deductible expenses and non-taxable income.

o In addition, the effective tax rate has been increased as a result of losses that have been incurred in the United States for which no utilization against future profits is envisaged in the short term and to which a valuation allowance has therefore been applied.

Because of the availability of tax net operating losses and other tax credits, it is not anticipated that any significant element of the taxation provision for the three months and six months ended March 31, 2005 will result in the payment of income tax.

NET INCOME/(LOSS)

Our net profit from continuing activities after income taxes was $3.19 million for the three months ended March 31, 2005 (2004: $0.07 million loss) and for the six months ended March 31, 2005 it was $2.55 million compared to $0.21 million in the previous year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash and cash equivalents amounted to $9.9 million at March 31, 2005 ($5.1 million at September 30, 2004), working capital (excluding deferred taxes) totalled $36.6 million at March 31, 2005 ($28.8 million at September 30, 2004) and our stockholders' equity was $33.4 million at March 31, 2005 ($29.4 million at September 30, 2004).

Net cash used in operating activities in the six month period ended March 31, 2005 was $3.3 million compared to a $0.6 million in the six months ended March 31, 2004. This increased outflow of $2.7 million (423.66%) primarily arises from:

o decreased trading working capital inflows of $3.1 million (154.85%) (note a)
o the reduction in net income (adjusted for depreciation, profit on loss on sale and deferred taxes) of $0.2 million (9.69%)

Offset by:

o increase of 68.96% in net inflows from other assets and liabilities of $0.6 million (note b)

The reasons for these trade working capital variances and movements in other assets and liabilities are summarized below.

a)     Trade Working Capital Variances

       The net decrease in inflows from trade working capital is attributable to:

                                                         Note        $million

       Increased trade receivables inflows ..........    (i)            1.0
       Reduced trade payable inflows ................    (ii)          (0.4)
       Reduced inventory inflows ....................    (iii)         (3.7)
                                                                       ----
       Net decrease in trade working capital inflows                   (3.1)
                                                                       ====

i) UK sales in August and September 2004 benefited from increased turnover of approximately $1.8 million when compared to the equivalent period in 2003. The inflow from trade receivables in the period to March 31, 2005 therefore benefits from the cash received from these sales.

ii) Trade payable inflows in 2005 show a reduction compared to 2004 as a result of a higher incidence of payments made under letter of credit on accelerated settlement terms.

iii) In the period ended March 31, 2005 inventories increased by $3.7 million compared to a decrease of $0.07 million in the period ended March 31, 2004. Within the UK hand tool division, the period to March 2004 witnessed a rigorous inventory reduction program. Similar reductions were not present at March 31, 2005. Inventory levels increased in anticipation of new product launches and levels were also negatively impacted by poor UK and Australian second quarter sales, together with pre-season inventory builds. Additionally, purchases of stock in the new Metrology division in Holland have also had an adverse effect on inventory flows.

b)     Variances in Cash Flows attributable to Other Assets and Liabilities.

With regard to the net inflows from other assets and liabilities, a major contributory factor is $0.4 million of additional legal and professional fees, monitor costs and related expenses accrued in the US holding company at March 31, 2005. Payment of these fees will crystallise in subsequent months, and further costs will be incurred until the monitor's duties are curtailed and the various litigation issues are resolved. In addition a provision of $ 0.7 million has been made in the last quarter regarding costs in connection with the consolidation of the current manufacturing operation onto the smaller Wednesbury site. Payment of these costs will crystallise in the forthcoming months.

Cash inflow from investing activities was $7.9 million in the period ended March 31, 2005 compared to an outflow from investing activities in the period ended March 31, 2004 of $6.8 million.

The net cash provided by investing activities in the six months ended March 31, 2005 includes $5.2 million relating to the sale of land at Wednesbury, England and $3.4 million relating to the warehouse and office facility at Boca Raton, Florida. Purchases of plant and equipment were $0.6 million including $0.3 million on leased vehicles. The net outflow in 2004 relates primarily to $3.2 million relating to the purchase of the land and buildings at Wednesbury, England, and $3.3 million relating to the warehouse and office facilities at Boca Raton, Florida.

Net cash provided by financing activities was $0.001 million in the period ended March 31, 2005 compared to $1.8 million in the period ended March 31, 2004. The movement in 2004 relates to the utilization of the UK bank overdraft in order to finance the $3.2 million purchase of the Wednesbury property.

BANK FACILITIES

The UK subsidiaries of Spear & Jackson plc and Bowers Group plc maintain a line of credit of $8.5 million. This is secured by fixed and floating charges on the assets and undertakings of these businesses. Of the total facility, $5.7 million relates to bank overdrafts and $2.8 million is available for letters of credit. These facilities are denominated in British pounds. The overdraft carries interest at UK base rate plus 0.75%. At March 31, 2005 and September 30, 2004 the Company had no borrowings outstanding under the overdraft line but had $2.7 million in outstanding letters of credit (September 30, 2004: $1.5 million).

The French and Australian subsidiaries of Spear & Jackson plc maintain short-term credit facilities of $3.0 million denominated in Euros and Australian dollars. The facilities comprise bank overdraft lines, with interest rates ranging from 6.8% to 12.6%, together with facilities for letters of credit and the discount of bills receivable. There was $0.1 million outstanding under the overdraft lines at March 31, 2005 (September 30, 2004: $0.1 million) and $1.5 million of letters of credit and bills outstanding under these facilities (September 30, 2004: $0.9 million).

The UK facilities are due for renewal in December 2005 and the Australasian and French facilities fall for renewal at various dates in the remainder of Fiscal 2005. These lines of credit are subject to the Company's and its subsidiaries' continued credit worthiness and compliance with the applicable terms and conditions of the various facilities. Assuming that the Company maintains compliance with these conditions it is anticipated that all the facilities will be renewed on comparable terms and conditions.

The Company's bank accounts held with the HSBC Bank plc by UK subsidiaries of Spear & Jackson plc and Bowers Group plc form a pooled fund. As part of this arrangement the companies involved have entered into a cross guarantee with HSBC Bank plc to guarantee any bank overdraft of the entities in the pool. At March 31, 2005 the extent of this guarantee relating to gross bank overdrafts was $22.5 million (September 30, 2004 $20.5 million). The overall pooled balance of the bank accounts within the pool at December 31, 2004 was a net cash in hand balance of $3.9 million (September 30, 2004 $1.6 million).

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

The Company will continue to focus its efforts on improving the competitiveness of its worldwide operations. Further restructuring of the non-profitable areas of the Company's divisions, investment in new capital equipment, the funding of the Company's increased annual pension contribution to its defined benefit pension plan, the one-off special contribution of $7.6 million to reduce the plan deficit and any expansion of the Spear & Jackson or Bowers operations may, therefore, require additional funding through the negotiation of increased bank lending facilities or the sale of surplus assets. The company believes that its principal bankers in the UK will be supportive of any such increases in borrowing requirements which could result from the implementations of these initiatives.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company makes a range of contractual obligations in the ordinary course of business. The following table summarizes the Company's principal obligations at March 31, 2005:

Contractual obligation          Total                       Payments due by period ($m)
                                Amount             1 year       1-3           4-5           5 years
                                Committed          or less      years         years         or more
Capital lease obligations       1.4                0.8          0.6            -             -
Operating leases (note a)       7.1                0.9          1.8           1.7           2.7
                                ---                ---          ---           ---           ---
                                8.5                1.7          2.4           1.7           2.7
                                ---                ---          ---           ---           ---

(a) Amounts represent the minimum rental commitments under non-cancellable operating leases.

(b) Excluded from the above tables are the amounts payable by the Company to the UK defined benefit pension plan as the profile of future funding obligations in the medium term cannot be accurately forecast. The pension plan actuarial advisors carried out an actuarial valuation of the Plan as at December 31, 2004. This valuation showed an increase in the Plan's deficit compared to that calculated at April 5, 2002, the date of the last full actuarial valuation. Following discussions between the Company and the Trustees of the Plan, it has been agreed that, on or before September 30, 2005, the Company will make a special contribution to the Plan of approximately $7.6 million. Also, from May, the Company's annual pension contributions will increase from $2.8 million to $3.6 million. Taking into account the increase in annual contributions, the Company anticipates that ongoing employer contributions of $3.2 million will be made in the year ending September 30, 2005 in addition to the special contribution of $7.6 million.

(c) As at March 31, 2005, the Company had letters of credit of $2.8 million outstanding which are secured under the UK and Australian credit facilities. In addition at the period end the Company's French subsidiary had discounted $1.3 million of bills of exchange with recourse.

At March 31, 2005, the Company had no material off-balance sheet arrangements other than the non-debt obligations described in contractual obligations, above.

OUTLOOK

The first month of quarter 3 has continued the sales and earnings trends witnessed in the quarter ended March 31, 2005. Income before taxation for the month of April is anticipated to be approximately $0.3 million and similar levels of operating profitability are expected in each of the two remaining months of the third quarter.

Within the hand and garden business, competition remains fierce from cheap foreign imports but our brand strength and product quality is helping us to perform well in our export markets, particularly the Far and Middle East.

Here, order activity for hacksaw blades is strong as a result of the building projects which have emerged from the Iraqi conflict.

Sales of garden power tools have started extremely well, aided by favourable press reviews of the range. Continued sales growth in these ranges, together with the planned promotional activity for hand and garden tools in major multiple chains should enhance earnings performance and help redress the profit shortfall experienced in quarter 2. Factors which adversely affected trading performance last quarter, eg poor sales to the multiple retail sector as a result of high inventory levels in those outlets, extended poor weather and product launch delays, are not anticipated to recur.

In addition, significant capital investment was approved in the second quarter to enable woodsaw and hacksaw production to keep pace with demand and future growth forecasts.

Our Australasian subsidiaries have continued to experience difficult trading conditions because of the adverse weather conditions in Australia and New Zealand, flat demand in certain market sectors, increased levels of competition within the power and air tool segments and reduced consumer spending.

Competition from imported Asian products and the increasing trend of some retail groups to expand their own import programs has also placed sales and margin pressures on the Australasian businesses.

To counteract this trend, management of the Australian and New Zealand operations has developed and introduced a number of new and extended ranges and promotional programs under the S&J brand across the digging, garden cutting, hand saw, masonry and air tool ranges and these have been supplemented with new ranges of electrical generator battery chargers and drainage products. These ranges should deliver incremental sales and margin growth in the second half of the year. In addition, significant new business was secured for the air compressor range with a major New Zealand retail group which should further bolster sales in the remaining six months of the year.

Having re-established and consolidated Spear & Jackson's Australasian trading relationships with retail customers and suppliers, the major focus going forward is to promote, market and grow the Spear & Jackson brand within the local marketplace to secure incremental sales and profit growth. New ranges and range extensions have been developed which are currently developing and gaining acceptance in the marketplace.

The development of new ranges and range extensions has involved an extensive program of identifying new and obsolete lines, improving the Spear & Jackson branding and packaging, and competitive product sourcing. With many retailers moving their support back to recognised brands, Australasian management believes that the initiatives to date will place the Company's Australia and New Zealand operations in a positive position going forward.

In the second half of 2005 we plan to continue to pursue a widening of our direct sell UK customer base and to explore initiatives to increase our presence in mainland Europe. Such customer gains are essential in helping to absorb the additional overhead incurred in setting up the infrastructure for the "direct to market" sale route. As a part of this process to increase our European profile, the setting up of the hardness tester and engineers' hand tool sales operation in Maastricht is now complete and we expect this facility to contribute an additional $0.9 million in incremental sales in the remainder of the year.

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

Despite these factors, we remain confident that new product introductions and major product reviews completed over the past twelve months will deliver incremental sales growth and profitability over the remaining quarters of the year.

Any strengthening of the US dollar would impact favorably on the business as this would ease the pressure on margins and increase our competitiveness. The overall benefits would, however, be diluted by the related increases in the purchase price of factored product from the Far East.

Increased emphasis will also be placed on promotional campaigns which focus on high margin product groups and on those high added value areas of the Metrology and Magnetics businesses in an effort to reverse the dilution of margin caused by an increasing bias in our recent sales mix towards factored items or by those elements of additional cost which we have not been able to pass on to end users.

In addition, we plan to continue both to look at initiatives to rationalize underperforming areas of the business and to monitor operational infrastructures in the United Kingdom, particularly overhead costs, to ensure that these are as cost efficient as possible and at a level appropriate to the needs of the business.

Outside the UK we would anticipate that the level of legal and professional charges incurred by our US corporate head office will reduce following the settlement of the SEC suit on February 10, 2005. Such reductions are dependent, however, on the amount of professional fees to be incurred in relation to the class action litigation referred to elsewhere in this report.

In the forthcoming quarter we will continue to focus on maximising cash generation. The sale of excess element of the Company's Wednesbury manufacturing site in the UK was concluded on January 28, 2005 for approximately $5.3 million (excluding transaction costs). Further funds were generated via the disposal of the Company's warehouse and office premises at Boca Raton, Florida. A sale of that property was concluded on February 15, 2005 for circa $3.4 million (net of sales commissions and other costs of disposal). The proceeds of such sales will enable us to fund future working capital requirements, operational restructuring initiatives and other capital projects, both domestically and abroad, which will contribute to increased profitability and to the continued growth of our business. Additionally, the sales proceeds from the disposal of these two properties will help finance both the $7.6 million payment into the UK defined benefit pension plan and the increased annual pension contributions. Such payments will enable the current deficit in the plan to be reduced and will, subject to certain conditions, fix our pension payment commitments until April 2007.

Going forward, the success factors critical to our business include sales growth through continued penetration in new and existing markets; the implementation of strategies to enable us to compete against suppliers based in low cost manufacturing regimes; emphasis on new product development activities so that we can exploit our brand equity and technical expertise to differentiate our product offerings from cheap imports; reorganization of our operational and overhead bases so that they are as cost efficient as possible; and the maximization of cash resources so that we are able to fund new initiatives and take advantage of market opportunities.

In the remainder of the financial year, therefore, we will continue to promote our products to penetrate new markets and seek to broaden our customer base wherever possible. The emphasis will again be placed on the development and launch of new, high quality products which are clearly differentiated from the cheap foreign imports which are widely available in our markets. The recent success of the "Predator" saw launches clearly illustrated the benefits of this strategy and we intend to build on this in the following months with the introduction of other new products, particularly our recently launched range of power garden tools which has already generated strong demand.

As noted above, the SEC announced on February 10, 2005 that it had settled its securities fraud charges against Mr. Dennis Crowley, the Company's former CEO and Chairman, the Company and others. The Company has been able to deal with the significant business disruptions and distractions which the SEC legal action has caused and the formal resolution of this litigation will enable the Company to move forward in a more focused and structured manner so that both its short and long term strategies can be formulated and delivered. Inevitably, however, uncertainties will still impact the Company's operations until the financial effects of the class action litigation, explained in detail in PART II Item 1 ("Legal proceedings"), below, are also quantified and resolved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The principal market risks to which the Company is exposed comprise interest and exchange rate fluctuation, changes in commodity prices and credit risk.

INTEREST RATE RISK

The Company is exposed to interest rate changes primarily as a result of interest payable on its bank borrowings and interest receivable on its cash deposits. At March 31, 2005 the Company had borrowings in the form of overdrafts amounting to $0.08 million which are repayable on demand and had cash and cash equivalents of approximately $9.9 million. Given the current levels of borrowings, the Company believes that a 1% change in interest rates would not have a material impact on consolidated income or cash flows. Holding the same variables constant, a 10% increase in interest rates would again have a negligible effect on interest payable.

The nature and amount of our debt and cash deposits may, however, vary as a result of future business requirements, market conditions, and other factors. The definitive extent of our interest rate risk is not therefore quantifiable or predictable because of the variability of future interest rates and business financing requirements.

EXCHANGE RATE RISK

The Company has operations in the United Kingdom, France, the Netherlands, Australia and New Zealand. These operations transact business in the relevant local currency and their financial statements are prepared in those currencies. Translation of the balance sheets, income statements and cash flows of these subsidiaries into US dollars is therefore impacted by changes in foreign exchange rates.

In the six months ended March 31, 2005 compared to the equivalent period in 2004, the change in exchange rates had the effect of increasing the Company's consolidated sales by $2.8 million, or 5.6%. Since most of the Company's international operating expenses are also included in local currencies, the change in exchange rates had the effect of increasing operating expenses by $0.8 million for the six months ended March 31, 2005 compared to the comparable prior year period. If the US dollar further weakens in the future, it could result in the Company having to suffer reduced margins in order for its products to remain competitive in the local market place.

Additionally, our subsidiaries bill and receive payments from some of their foreign customers and are invoiced and pay certain of their overseas suppliers in the functional currencies of those customers and suppliers. Accordingly, the base currency equivalent of these sales and purchases is affected by changes in foreign currency exchange rate.

We manage the risk and attempt to reduce such exposure by periodically entering into short term forward exchange contracts. At March 31, 2005 the Company held forward contracts to sell Australian and New Zealand dollars to buy approximately 0.8 million US dollars.

The contract values were not materially different to the period end value of the contracts. A 10% strengthening or weakening of the US$ against its Australian counterpart could, however, result in the Company suffering losses or benefiting from gains of approximately $0.040 million had no forward contracts been taken out.

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

At March 31, 2005 the Company had made an allowance of $1.80 million in respect of doubtful accounts which management believes is sufficient to cover all known or expected debt non-recoveries.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Sarbanes-Oxley Section 404 Compliance

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended September 30, 2004 and we will also not be subject to such requirements for the current fiscal year ending September 30, 2005. We have begun evaluating our internal control systems in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls as a required part of our Annual Report on Form 10-K beginning with our report for the fiscal year ending September 30, 2006.

While we have been expending resources in developing the necessary documentation and testing procedures required by Section 404, there is a risk that we may not be able to comply with all of the requirements imposed by this rule. At present there is no precedent available with which to measure compliance adequacy. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with their audit of our financial statements, and in the further event that they are able to unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we would receive a qualified or adverse audit opinion on those financial statements which could also adversely affect the market price of our common stock and our ability to secure additional financing as needed.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

A number of class action lawsuits have been initiated in the US District Court for the Southern District of Florida by Company shareholders against the Company, Sherb & Co. LLP, the Company's former independent auditor, and certain of the Company's directors and officers, including Mr. Crowley, the Company's former Chief Executive Officer/Chairman and Mr. William Fletcher, the Company's then Chief Financial Officer and now acting Chief Executive Officer.

These suits alleged essentially the same claims as the SEC suit which was filed on April 15, 2004 in the U.S. District Court for the Southern District of Florida. This suit, filed against the Company and Mr. Crowley, among others, alleged violations of the federal securities laws. The allegations arose from the alleged failure of Mr. Crowley to accurately report his ownership of the Company's stock, and his alleged manipulation of the price of the Company's stock through the dissemination of false information, allowing him to profit from sales of stock through nominee accounts. The suit was settled on February 15, 2005 following approval by the U.S. District Court.

Lead counsel has now been appointed and an amended consolidated complaint has been filed. The Company and the other defendants have filed a motion to dismiss the complaint and are currently awaiting the court's ruling on these motions. It is impossible at this time to ascertain the ultimate legal and financial liability or whether this action will have a material adverse effect on the Company's financial condition and results of operations.

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

SPEAR & JACKSON, INC.


May 16, 2005                            /s/ John Harrington, Jr.
                                            --------------------
                                            Interim Chairman



May 16, 2005                            /s/ William Fletcher
                                            ----------------
                                            Acting Chief Executive
                                            Officer
                                            (Principal Executive Officer)


May 16, 2005                            /s/ Patrick J. Dyson
                                            ----------------
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)