Form 10-Q
period 2005-06-30
SPEAR & JACKSON INC
filed 2005-08-15
CIK 1107206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Registrant had 5,735,561 shares of Common Stock, $.001 par value per share, outstanding as of August 15, 2005.

                              Spear & Jackson, Inc.


                                      INDEX

                                                                           Page
                                                                          Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2005
         and September 30, 2004 (audited) ................................   1

         Condensed Consolidated Statements of Operations -
         Three and Nine Months ended June 30, 2005 and 2004 ..............   2

         Condensed Consolidated Statements of Cash Flows -
         Nine Months ended June 30, 2005 and 2004 ........................   3

         Notes to Condensed Consolidated Financial Statements ............   4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................  15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......  45

Item 4.  Controls and Procedures .........................................  47

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................  49

Item 6.  Exhibits ........................................................  50

SIGNATURES ...............................................................  51

Certifications of Acting Chief Executive Officer and
 Chief Financial Officer pursuant to Section 302 ......................... EX 31

Certifications of Acting Chief Executive Officer and
 Chief Financial Officer pursuant to Section 906 ......................... EX 32

ITEM 1.  Financial Statements (Unaudited)

                                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   (UNAUDITED)

                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                        JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                          2005           2004           2005           2004
                                                      ------------   ------------   ------------   ------------
Net sales ..........................................  $     26,330   $     26,407   $     79,638   $     76,816
Cost of goods sold .................................        17,744         18,359         53,644         52,887
                                                      ------------   ------------   ------------   ------------
Gross profit .......................................         8,586          8,048         25,994         23,929

Operating costs and expenses:
  Selling, general and administrative expenses .....         8,094          8,067         25,049         23,144

                                                      ------------   ------------   ------------   ------------
Operating  income (loss) ...........................           492            (19)           945            785

Other income (expense)
  Rental income ....................................            39             58            118            140
  Interest and bank charges (net) ..................             9            (92)           (32)          (233)

                                                      ------------   ------------   ------------   ------------

Income (loss) before unusual or infrequent items ...           540            (53)         1,031            692

Profit on sale of land and buildings, net of related
  reorganization costs .............................             -              -          2,503              -
Manufacturing reorganization costs .................          (269)             -           (269)             -

                                                      ------------   ------------   ------------   ------------
Income (loss) before income taxes ..................           271            (53)         3,265            692

Provision for income taxes .........................          (206)          (234)          (654)          (766)
                                                      ------------   ------------   ------------   ------------

Net income (loss) ..................................  $         65   $       (287)  $      2,611   $        (74)
                                                      ============   ============   ============   ============

Basic and diluted earnings (loss) per share: .......  $       0.01   ($      0.02)  $       0.26   ($      0.01)
                                                      ============   ============   ============   ============


Weighted average shares outstanding ................     6,197,527     11,741,122      9,893,257     11,741,122
                                                      ============   ============   ============   ============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                        1

                                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                          (IN THOUSANDS EXCEPT SHARES)
                                                                              AT JUNE 30,       AT SEPTEMBER 30,
                                                                                 2005                 2004
                                                                              -----------       ----------------
                                                                              (UNAUDITED)
                              ASSETS
Current assets:
  Cash and cash equivalents ..............................................     $  8,544             $  5,090
  Trade receivables, net .................................................       18,273               18,843
  Inventories ............................................................       25,735               21,988
  Assets held for sale ...................................................            -                3,190
  Deferred income tax asset, current portion .............................        2,009                2,128
  Other current assets ...................................................        1,685                1,310
                                                                               --------             --------
    Total current assets .................................................       56,246               52,549

Property, plant and equipment, net .......................................       18,472               22,114
Deferred income tax asset ................................................       10,374               10,933
Investments ..............................................................          158                  160
                                                                               --------             --------
    Total assets .........................................................     $ 85,250             $ 85,756
                                                                               ========             ========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable ..........................................................     $      -             $     68
  Trade accounts payable .................................................        8,419                8,562
  Accrued expenses and other liabilities .................................       13,865               12,948
  Foreign taxes payable ..................................................          101                   22
                                                                               --------             --------
    Total current liabilities ............................................       22,385               21,600
Other liabilities ........................................................          871                1,172
Pension liability ........................................................       30,242               33,545

                                                                               --------             --------
    Total liabilities ....................................................       53,498               56,317
                                                                               --------             --------
Stockholders' equity:
Common stock .............................................................            6                   12
Additional paid in capital ...............................................       51,596               51,590
Accumulated other comprehensive income (loss):
  Minimum pension liability adjsutment, net of tax .......................      (37,482)             (38,030)
  Foreign currency translation adjustment, net of tax ....................       11,538               12,429
  Unrealized loss on derivative instruments ..............................          (16)                 (61)
Retained earnings ........................................................        6,650                4,039
Less: 6,275,561 common stock held in treasury, at cost ...................         (540)                (540)
                                                                               --------             --------
    Total stockholders' equity ...........................................       31,752               29,439
                                                                               --------             --------

                                                                               --------             --------
    Total liabilities and stockholders' equity ...........................     $ 85,250             $ 85,756
                                                                               ========             ========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                        2

                                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (UNAUDITED)

                                                 (IN THOUSANDS)
                                                                                    FOR THE NINE MONTHS ENDED
                                                                                   JUNE 30,             JUNE 30,
                                                                                     2005                2004
                                                                                   -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .........................................................      $ 2,611              $   (74)
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation ............................................................        2,225                2,207
    Amortization of asset held for sale .....................................           16                    -
    Profit on sale of land and buildings ....................................       (2,503)                   -
    Loss on sale of plant and equipment .....................................           11                   14
    Deferred income taxes ...................................................          515                  673
  Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
    Decrease/ (increase) in trade receivables ...............................          256               (2,940)
    (Increase) decrease in inventories ......................................       (4,374)               2,329
    Increase in other current assets ........................................         (394)                 (51)
    Contributions paid to pension plan ......................................       (5,892)              (2,096)
    Increase in other non-current liabilities ...............................        3,028                  973
    Increase in trade accounts payable ......................................          160                  126
    Increase in accrued expenses and other liabilities ......................          721                1,222
    Increase (decrease) in foreign taxes payable ............................           54                  (25)
    Decrease in other liabilities ...........................................         (284)                (531)
                                                                                   -------              -------
NET CASH (USED IN) PROVIDED BY  OPERATING ACTIVITIES ........................       (3,850)               1,827
                                                                                   -------              -------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ................................         (942)              (7,071)
  Proceeds from sale of property, plant and equipment net
   of costs of disposal .....................................................        8,616                   81
                                                                                   -------              -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .........................        7,674               (6,990)
                                                                                   -------              -------

FINANCING ACTIVITIES:
  Repayment of ovedraft .....................................................          (67)                (302)
                                                                                   -------              -------
NET CASH  USED IN FINANCING ACTIVITIES ......................................          (67)                (302)
                                                                                   -------              -------

Effect of exchange rate changes on cash and cash equivalents ................         (303)                 (41)
                                                                                   -------              -------

CHANGE IN CASH AND CASH EQUIVALENTS .........................................        3,454               (5,506)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................        5,090                9,191
                                                                                   -------              -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................      $ 8,544              $ 3,685
                                                                                   =======              =======

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest ....................................................      $    32              $   219
                                                                                   =======              =======
  Cash paid for taxes .......................................................      $    85              $   118
                                                                                   =======              =======

        The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to both the rules and regulations of the Securities and Exchange Commission and with instructions to Form 10-Q. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of June 30, 2005 and September 30, 2004, and the results of operations for the three and nine month periods ended June 30, 2005 and June 30, 2004 and cash flows for the nine month periods ended June 30, 2005 and June 30, 2004 have been included and that the disclosures are adequate to make the information presented not misleading. The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's and Subsidiaries' annual report on Form 10-K for the year ended September 30, 2004.

It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the year ended September 30, 2004 included in the Company's annual report filed on Form 10-K for the year then ended.

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

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS 154 replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating what impact, if any, this statement will have on our financial statements.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

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

As disclosed in the annual report on Form 10-K for the fiscal year ended September 30, 2004, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and assumptions and adopt accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses as disclosed in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to revenue recognition; foreign exchange risk; inventory valuation and pension and other postretirement benefit costs. Since September 30, 2004, there have been no changes in our critical accounting policies and no significant changes to the assumptions and estimates related to them.

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

Pension costs amounted to $1,001 for the quarter ending June 30, 2005 and $323 for the same quarter last year. Pension costs for the nine months ending June 30, 2005 were $3,028 compared with $973 for the equivalent period last year. The net periodic costs include the following components:

                                           For the Three     For the Three      For the Nine      For the Nine
                                            Months Ended      Months Ended      Months Ended      Months Ended
                                              June 30,          June 30,          June 30,          June 30,
                                                2005              2004              2005              2004
                                           --------------    --------------    --------------    --------------
                                           (in thousands)    (in thousands)    (in thousands)    (in thousands)
Sevice cost ........................          $   453           $   380           $ 1,369           $ 1,142
Interest cost ......................            2,526             2,252             7,640             6,759
Expected return on plan assets .....           (2,656)           (2,735)           (8,034)           (8,208)
Recognition of actuarial loss ......              678               426             2,053             1,280

                                              -------           -------           -------           -------
Total Benefit cost .................          $ 1,001           $   323           $ 3,028           $   973
                                              =======           =======           =======           =======

The Company's funding policy with respect to the Plan is to contribute annually not less than the minimum required by applicable UK law and pension regulations. Amounts payable are determined on the advice of the Plan's actuaries.

The pension plan actuarial advisors carried out an actuarial valuation of the Plan as at December 31, 2004. This valuation showed an increase in the Plan's deficit compared to that calculated at April 5, 2002, the date of the last full actuarial valuation. Following discussions between the Company and the Trustees of the Plan, it was been agreed that the Company would make a special contribution to the Plan of (pound)4 million (approximately $7.2 million). (pound)2 million (approximately $3.6 million) was paid in June 2005 with the remainder to be paid by the end of September 2005. Also, from May 2005, the Company's annual pension contributions have increased from (pound)1.5 million (approximately $2.7 million) to (pound)1.9 million (approximately $3.4 million).

TThe Company has contributed $4,436 to the Plan in the quarter to June 30, 2005 (2004 $672) and $5,892 in the nine month period ending on that date (2004 $2,096). The figures for the three and nine month period to June 30, 2005 include $3,632 relating to the special contribution that was made in June 2005. Taking into account the increase in annual contributions referred to above, the Company anticipates that ongoing employer contributions of $3.2 million will be made in the year ending September 30, 2005 (2004 $2.7 million) in addition to the special contribution of $7.2 million (2004 $nil).

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                  At June 30,   At September 30,
                                                     2005            2004
                                                --------------  ----------------
                                                (in thousands)   (in thousands)
Assets held and used:
  Land and buildings, at cost ..............       $ 15,851         $ 18,177
  Machinery, equipment and vehicles, at cost         35,041           35,101
  Furniture and fixtures, at cost ..........          1,258            1,241
  Computer hardware, at cost ...............          1,246            1,264
  Computer software, at cost ...............            343              348
  Assets held under finance leases, at cost  (a)      2,848            2,828
                                                   --------         --------
                                                     56,587           58,959
  Accumulated Depreciation .................        (38,115)         (36,845)
                                                   --------         --------
  Net ......................................       $ 18,472         $ 22,114
                                                   ========         ========

Assets held for sale
  Assets held for sale at cost ............. (b)   $      -         $  3,228
  Accumulated depreciation .................              -              (38)
                                                   --------         --------
  Net ......................................       $      -         $  3,190
                                                   ========         ========

(a) Included in property, plant and equipment at June 30, 2005 are capital leases with a net book value of $1.0 million (June 30, 2004 $1.5 million). The cost of these assets held under capital leases was $2.8 million (June 30, 2004 $2.8 million) and the accumulated depreciation relating to these assets was $1.8 million (June 30, 2004 $1.3 million).

(b) The asset held for resale relates to the Company's warehouse and office facility in Boca Raton, Florida. These premises were sold in February 2005. Details of the disposition are provided in note 7, below.

NOTE 7 - UNUSUAL OR INFREQUENT EVENTS

A) PROFIT ON SALE OF LAND AND BUILDINGS, NET OF RELATED REORGANIZATION COSTS
On January 28, 2005 the Company completed the sale of part of its industrial site at St. Paul's Road, Wednesbury, England, and on February 15, 2005 the Company also concluded the disposal of its warehouse and office facility in Boca Raton, Florida. Details of these sales are as follows:

                                                            Wednesbury          Boca Raton           Total
                                                              England            Florida
                                                          --------------      --------------     --------------
                                                          (in thousands)      (in thousands)     (in thousands)
Sale of land  and buildings:

Sale proceeds net of selling, professional
 and other costs  ..............................              $5,174              $3,427              $8,601
Less: net book value ...........................               2,223               3,168               5,391
                                                              ------              ------              ------
Gross profit on disposal .......................               2,951                 259               3,210

Less: related reorganisation costs (see below) .                 707                   -                 707
                                                              ------              ------              ------
                                                               2,244                 259               2,503
                                                              ======              ======              ======

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

NOTE 7 - UNUSUAL OR INFREQUENT EVENTS - CONTINUED

As a result of the sale of the surplus element of the Wednesbury property, the Company is contractually obliged to vacate office and warehouse facilities located on those parts of the site that have been sold. A provision of $707,000 has been made for costs in connection with this obligation.

The current manufacturing and administration operation will be consolidated on the retained element of the premises and the costs of $707,000 provided for this exercise principally relate to office and factory refurbishment and reorganization expenses and expenditure in respect of departmental relocations within the remainder of the site.

B) MANUFACTURING REORGANIZATION COSTS

In the quarter ended June 30, 2005 the Company has incurred $269,000 of reorganization costs in connection with the part closure of one of its UK manufacturing facilities.

NOTE 8 - INVENTORIES

                                                  At June 30,   At September 30,
                                                     2005             2004
                                                --------------  ----------------
                                                (in thousands)   (in thousands)

Finished products ..........................       $ 20,397         $ 16,779
In-process products ........................          5,949            5,211
Raw materials ..............................          5,517            5,944
Less: allowance for slow moving and obsolete
  inventories ..............................         (6,128)          (5,946)
                                                   --------         --------
                                                   $ 25,735         $ 21,988
                                                   ========         ========

NOTE 9 - INCOME TAXES

Spear & Jackson is subject to income taxes in the US and in the other overseas tax jurisdictions where its principal trading subsidiaries operate. The provision for US and foreign income taxes consists of:

                                            For the Three    For the Three     For the Nine      For the Nine
                                            Months Ended     Months Ended      Months Ended      Months Ended
                                              June 30,          June 30,          June 30,          June 30,
                                                2005              2004              2005              2004
                                           --------------   --------------    --------------    --------------
                                           (in thousands)   (in thousands)    (in thousands)    (in thousands)
Current tax (charge)/credit .......            $ (40)            $ (31)            $(139)            $ (93)
Deferred tax charge ...............             (166)             (203)             (515)             (673)

                                               -----             -----             -----             -----
                                               $(206)            $(234)            $(654)            $(766)
                                               =====             =====             =====             =====

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

NOTE 9 - INCOME TAXES - CONTINUED

A reconciliation of the provision for income taxes compared with the amounts provided at the US federal rate is as follows:

                                             For the Three    For the Three    For the Nine      For the Nine
                                             Months Ended     Months Ended     Months Ended      Months Ended
                                               June 30,         June 30,         June 30,          June 30,
                                                 2005             2004             2005              2004
                                            --------------   --------------   --------------    --------------
                                            (in thousands)   (in thousands)   (in thousands)    (in thousands)
Tax at US federal statutory income tax rate    $   (95)         $    19          $(1,143)         $  (242)
Overseas tax at rates different to
 effective rate ...........................        (13)             (33)             109              (58)
Permanent differences .....................        (39)             (38)            (118)            (113)
Gain on sale of UK property covered by
 capital losses brought forward ...........          -                -              885                -
Valuation allowance .......................        (59)            (182)            (387)            (353)

                                               -------          -------          -------          -------
                                               $  (206)         $  (234)         $  (654)         $  (766)
                                               =======          =======          =======          =======

NOTE 10 - COMPREHENSIVE INCOME

Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholder's equity. Comprehensive income and its components comprise the following:

                                           For the Three     For the Three       For the Nine     For the Nine
                                            Months Ended      Months Ended       Months Ended     Months Ended
                                              June 30,          June 30,          June 30,          June 30,
                                                2005              2004              2005              2004
                                           --------------    --------------    --------------    --------------
                                           (in thousands)    (in thousands)    (in thousands)    (in thousands)
Total net  income (loss) .................    $    65           $  (287)          $ 2,611           $   (74)

Other comprehensive income (loss)

  Additional minimum pension liability ...      2,477                94               548            (3,039)
  Foreign currency translation adjustments     (4,168)             (529)             (891)            5,467
  Unrealized gains  on derivative
  instruments ............................        (12)              (11)               45                 -

                                              -------           -------           -------           -------
Total comprehensive income (loss) ........    $(1,638)          $  (733)          $ 2,313           $ 2,354
                                              =======           =======           =======           =======

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

NOTE 11 - COMMON STOCK
                                               At June 30,      At September 30,
                                                   2005                2004
                                               -----------      ----------------
                                                 (Number)            (Number)
                                               -----------      ----------------
Par value $.001 per share

Authorized : ...........................        25,000,000         25,000,000
                                               ===========        ===========

Issued : ...............................        12,011,122         12,011,122
                                               ===========        ===========

Outstanding:
    At  beginning of period ............        11,741,122         11,741,122
    Purchase of shares  (see below) ....        (6,005,561)                 -
                                               -----------        -----------
    At  end of period ..................         5,735,561         11,741,122
                                               ===========        ===========

On April 8, 2005 the Company acquired, for $100, 6,005,561 common shares of the Company held by PNC Tool Holdings LLC. The Stock Purchase Agreement had been approved by the SEC on February 10, 2005, and by the US District Court for the Southern District of Florida on February 15, 2005 in part settlement of the litigation captioned SEC v Dennis Crowley, Spear & Jackson, Inc., International Media solutions, Inc., Yolanda Velazquez and Kermit Silva (Case No. 04-80354-civ-Middlebrooks).

NOTE 12 - SEGMENT DATA

The Company's principal operations relate to the manufacture and distribution of a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools. These operations are conducted through business divisions located primarily in the United Kingdom, France, the Netherlands, USA and Australasia.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

NOTE 12 - SEGMENT DATA - CONTINUED

                              Sales           Long-lived Assets (a)           Sales           Long-lived Assets (a)
                     -----------------------  ---------------------  -----------------------  ---------------------
                       Three Months Ended                               Nine Months Ended
                      June 30,      June 30,   June 30,    June 30,   June 30,      June 30,   June 30,    June 30,
                        2005          2004       2005       2004       2005           2004       2005        2004
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
Hand & garden tools   $18,989       $20,146    $ 6,022     $ 9,622    $58,304      $ 58,297    $ 6,022     $ 9,622
Metrology tools         4,585         3,912      2,383       2,812     12,985        11,599      2,383       2,812
Magnetic products       2,756         2,349        625         901      8,349         6,920        625         901
Corporate                   -                    9,442      10,001          -                    9,442      10,001
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
   Total              $26,330       $26,407    $18,472     $23,336    $79,638      $ 76,816    $18,472     $23,336
                     =========     =========  =========   =========  =========     =========  =========   =========

                           Depreciation        Capital expenditure        Depreciation         Capital expenditure
                     -----------------------  ---------------------  -----------------------  ---------------------
                       Three Months Ended      Three Months Ended       Nine Months Ended       Nine Months Ended
                      June 30,      June 30,   June 30,    June 30,   June 30,      June 30,   June 30,    June 30,
                        2005          2004       2005        2004       2005           2004      2005        2004
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
Hand & garden tools    $ 467         $ 465      $ 247       $ 218     $1,412        $ 1,464     $ 819      $ 3,636
Metrology tools          110            90         53           7        395            310       119          168
Magnetic products         69            78          -           3        241            249         4           28
Corporate                 56            66          -           5        177            184         -        3,239
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
   Total               $ 702         $ 699      $ 300       $ 233     $2,225        $ 2,207     $ 942      $ 7,071
                     =========     =========  =========   =========  =========     =========  =========   =========

                     Operating Income (Loss)       Net Interest      Operating Income (Loss)      Net Interest
                     -----------------------  ---------------------  -----------------------  ---------------------
                       Three Months Ended      Three Months Ended       Nine Months Ended       Nine Months Ended
                      June 30,      June 30,   June 30,    June 30,   June 30,      June 30,   June 30,    June 30,
                        2005          2004       2005        2004       2005          2004       2005        2004
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
Hand & garden tools    $   5         $ (70)     $ (59)      $ (56)     $ 158        $   641    $ (162)     $ (179)
Metrology tools          187           406         (2)         (5)       790          1,046        (9)        (14)
Magnetic products        346           296         (3)         (4)       887            839        (8)        (10)
Corporate                (46)         (651)        73         (27)      (890)        (1,741)      147         (30)
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
   Total               $ 492         $ (19)     $   9       $ (92)     $ 945        $   785    $  (32)     $ (233)
                     =========     =========  =========   =========  =========     =========  =========   =========

(a) Represents property, plant and equipment, net.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

NOTE 12 - SEGMENT DATA - CONTINUED

The following table presents certain data by geographic areas (in thousands):

                            Sales (a)         Long-lived Assets (b)         Sales (a)         Long-lived Assets (b)
                     -----------------------  ---------------------  -----------------------  ---------------------
                       Three Months Ended                                Nine Months Ended
                      June 30,      June 30,   June 30,    June 30,   June 30,      June 30,   June 30,    June 30,
                        2005          2004       2005       2004       2005           2004       2005        2004
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
United Kingdom        $11,851       $12,477    $16,684     $21,556    $34,472       $35,009    $16,684     $21,556
Europe                  5,355         4,659      1,169       1,224     17,115        14,951      1,169       1,224
Australasia             3,591         3,717        619         556     10,993        12,463        619         556
North America           2,097         2,035          -           -      5,616         5,212          -           -
Other                   3,436         3,519          -           -     11,442         9,181          -           -
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
   Total              $26,330       $26,407    $18,472     $23,336    $79,638       $76,816    $18,472     $23,336
                     =========     =========  =========   =========  =========     =========  =========   =========

                           Depreciation        Capital expenditure        Depreciation         Capital expenditure
                     -----------------------  ---------------------  -----------------------  ---------------------
                       Three Months Ended       Three Months Ended      Nine Months Ended       Nine Months Ended
                      June 30,      June 30,   June 30,    June 30,   June 30,      June 30,   June 30,    June 30,
                        2005          2004       2005        2004       2005           2004      2005        2004
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
United Kingdom         $ 602         $ 575      $ 239       $  10      $1,937       $ 1,872     $ 607      $3,580
Europe                    33            27         35           -          89            73        75           3
Australasia               67            80         26         218         199           227       260         249
North America              -            17          -           5           -            35         -       3,239
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
   Total               $ 702         $ 699      $ 300       $ 233      $2,225       $ 2,207     $ 942      $7,071
                     =========     =========  =========   =========  =========     =========  =========   =========

                     Operating Income (Loss)       Net Interest      Operating Income (Loss)      Net Interest
                     -----------------------  ---------------------  -----------------------  ---------------------
                       Three Months Ended       Three Months Ended      Nine Months Ended       Nine Months Ended
                      June 30,      June 30,   June 30,    June 30,   June 30,      June 30,   June 30,    June 30,
                        2005          2004       2005        2004       2005          2004       2005        2004
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
United Kingdom         $ 565         $ 737      $ 23        $ (55)    $ 1,071       $ 1,909     $  40      $ (130)
Europe                    95            22       (42)         (44)        450           219      (144)       (143)
Australasia              (25)         (207)        7            3          92          (277)       36          18
North America           (143)         (571)       21            4        (668)       (1,066)       36          22
                     ---------     ---------  ---------   ---------  ---------     ---------  ---------   ---------
   Total               $ 492         $ (19)     $  9        $ (92)    $   945       $   785     $ (32)     $ (233)
                     =========     =========  =========   =========  =========     =========  =========   =========

(a) Sales are attributed to geographic areas based on the location of the customers.

(b) Represents property, plant and equipment, net.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

NOTE 13 - LEGAL PROCEEDINGS

A number of class action lawsuits have been initiated in the U.S. District Court for the Southern District of Florida by Company stockholders against the Company, Sherb & Co. LLP, the Company's former independent auditor, and certain of the Company's directors and officers, including Mr. Dennis Crowley, the Company's then Chief Executive Officer/Chairman, and Mr. William Fletcher, the Company's then CFO and now acting Chief Executive Officer.

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

Lead counsel has now been appointed for the class action suits and a consolidated complaint has been filed. The Company is in the process of formulating its response. It is impossible at this time to ascertain the ultimate legal and financial liability or whether this action will have a material adverse effect on the Company's financial condition and results of operations.

With effect from September 30, 2003 the Company exited its screwdriver operations following the disposition of the trade and assets of Mega Tools Ltd and Mega Tools USA, Inc. The disposition of the screwdriver division was undertaken by Neil Morgan who was then heading up the division. The Company believed that no specific authorization was afforded to Mr. Morgan to undertake that disposition. The disposition proceeds were in the form of $284,000 of loan notes and other receivables and the discharge of a loan of $100,000 owed by the Company to Mr Morgan. Full provision was made in the Company's Financial Statements against the recoverability of these disposition proceeds. It has now been agreed with Megapro that it will pay Canadian $53,900 (approximately $41,000) in settlement of those debts and this is being repaid in monthly installments of Canadian $ 5,000 (approximately $3,800).

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

The disposition followed a strategic review of the screwdriver division by the then directors of Spear & Jackson, Inc., from which it was determined that the screwdriver division was no longer a core activity. The disposition of the trade and assets of the screwdriver division was undertaken by Neil Morgan who was then heading up the division. The Company believed that no specific authorization was afforded to Mr. Morgan to undertake that disposition and, following review of the terms and circumstances of the purported sale, the Company pursued claims against Mr. Morgan.

The disposition proceeds were in the form of $284,000 of loan notes and other receivables and the discharge of a loan of $100,000 owed by the Company to Mr. Morgan. Full provision against the recoverability of these disposition proceeds was made in the Company's Financial Statements. It has now been agreed with Megapro that it will pay Can$53,900 (approximately $41,000) in settlement of those debts and this is being repaid in monthly installments of Can$ 5,000 (approximately US$3,800).

RECENT DEVELOPMENTS

On April 15, 2004, the US Securities and Exchange Commission ("SEC") filed suit in the U.S. District Court for the Southern District of Florida against the Company and Mr. Dennis Crowley, its then current Chief Executive Officer and Chairman, among others, alleging violations of the federal securities laws. Specifically with regard to the Company, the SEC alleged that the Company violated the SEC's registration, anti-fraud and reporting provisions. These allegations arose from the alleged failure of Mr. Crowley to accurately report his ownership of the Company's stock, and his alleged manipulation of the price of the Company's stock through dissemination of false information, allowing him to profit from sales of stock through nominee accounts. On May 10, 2004, the Company consented to the entry of a preliminary injunction, without admitting or denying the allegations of the SEC complaint.

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

Following extensive settlement negotiations with both the SEC and Mr. Crowley, the Company reached a resolution with both parties.

On September 28, 2004, Mr. Crowley signed a Consent to Final Judgment of Permanent Judgment with the SEC, without admitting or denying the allegations included in the complaint, which requires a disgorgement and payment of civil penalties by Mr. Crowley consisting of a disgorgement payment of $3,765,777 plus prejudgment interest in the amount of $304,014, as well as payment of a civil penalty in the amount of $2,000,000. In May 2005, the SEC applied to the Court for the appointment of an administrator for the distribution of these funds to the victims of Mr. Crowley's action, pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

On November 18, 2004, the Company signed a Consent to Final Judgment of Permanent Injunction with the SEC pursuant to which the Company, without admitting or denying the allegations included in the complaint filed by the Commission, consented to a permanent injunction from violations of various sections and rules under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Additionally, the Company entered into a Stock Purchase Agreement with PNC Tool Holdings LLC ("PNC") and Dennis Crowley, the sole member of PNC. Under the Stock Purchase Agreement, the Company acquired, for $100, and other good and valuable consideration, 6,005,561 common shares of the Company held by PNC which represented approximately 51.1% of the outstanding common shares of the Company at December 31, 2004, and which constituted 100% of the common stock held by such entity. The parties also executed general releases in favor of each other subject to the fulfillment of the conditions of the Stock Purchase Agreement.

The Stock Purchase Agreement was effected on April 8, 2005 following formal approval by the SEC on February 10, 2005 and, on February 15, 2005, by the U.S. District Court for the Southern district of Florida of the settlement of the litigation captioned SEC v. Dennis Crowley, Spear & Jackson, Inc., International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva (Case No:
04-80354-civ-Middlebrooks). The Stock Purchase Agreement was further conditioned on, among other things, the disgorgement and civil penalty funds being paid by Crowley, and these monies have now been received.

As a result of the stock purchase, the stockholders of the Company have had their percentage stock interest increase correspondingly with the return of the Spear & Jackson shares to the Company by PNC. Jacuzzi Brands, Inc. ("Jacuzzi"), which is a beneficial owner of 3,543,281 shares of common stock, has had its interest in the Company increase to approximately 61.8% of the outstanding common stock.

On April 11, 2005 Jacuzzi agreed to the termination of a previous letter agreement dated September 6, 2002, which supplemented the Stockholders' Agreement of the same date. The letter agreement required Jacuzzi to vote a substantial portion of its voting capital stock in the Company in proportion to the vote of other shareholders of the Company. At the time the letter agreement was executed, Jacuzzi was a principal but a minority shareholder of the Company. As explained above, with the recent return to the capital of the Company of the majority shareholder interest previously held by PNC, Jacuzzi now holds a majority capital stock interest in the Company, and the continuation of the letter agreement was no longer considered necessary for the fulfillment of its original intent. Jacuzzi also provided a general release to the Company and its affiliates excepting Dennis Crowley and his spouse.

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

The Company's four principal business units and their product offerings can be summarized as:

1) NEILL TOOLS, which consists of Spear & Jackson Garden Tools and Neill Tools, manufactures, among other products, hand hacksaws, hacksaw blades, hacksaw frames, builders' tools, riveter guns, wood saws and lawn, garden and agricultural tools, all non-powered. In addition, Neill Tools has supplemented its UK manufactured products with factored products from Far Eastern suppliers. Neill Tools product offering has been expanded to include a full range of hand power tools and similarly, from January 1, 2005, Spear & Jackson Garden Tools' range has been supplemented by a portfolio of electric powered garden tools.

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

For further detailed financial information by reportable segment, including sales, profit and loss, and total asset information, see Note 12 in the "Notes to the Condensed Consolidated Financial Statements" included within this Quarterly Report on Form 10-Q. Also included within Note 12 is a detailed geographical analysis including sales, profit and loss and total asset information.

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

(e) Improving manufacturing efficiencies and continually reviewing other cost saving measures.

The Company offers a comprehensive range of tools and these ranges are supported by a pipeline of new products and range extensions. In the period from April 1, 2005 to June 30, 2005 new product range launches and other significant product related business developments have included:

Neill Tools launched a machete range specifically for the export market, the objective being to open up new markets with the introduction of new products.

Eclipse Magnetics has continued to design, develop and launch new products, specifically for the food and automation industries, covering liquid processing, conveying and materials handling.

Two new products introduced by Robert Sorby, the midi versions of the popular Hollowmaster and Multi-tip Hollowing Tool were quickly listed by two major customers.

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

Management's Discussion and Analysis or Plan of Operation in the Company's 10-K filing for the year ended September 30, 2004 included a detailed discussion which addressed our most critical accounting policies. The quarterly financial statements for the period ended June 30, 2005, attached hereto, should therefore be read in conjunction with that discussion.

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

OVERVIEW

When compared to the equivalent period last year, the results for the quarter ended June 30, 2005 show an increase of $0.51 million in operating income from an operating loss of $0.02 million in 2004 to an operating income of $0.49 million in 2005. For the nine month period ended June 30, 2005 operating income improved by $0.16 million from $0.79 million in 2004 to $0.95 million in 2005. In the nine month period ended June 30 2005, income before taxes has benefited significantly from the $2.50 million profit arising on the sale of the surplus element of the Company's Wednesbury facility and the disposal of its warehouse and office facility in Boca Raton. No similar income arose in the comparable period in 2004.

Despite the increases in trading profitability in 2005 compared to 2004, we continue to experience various adverse macro economic factors, e.g. the continuing weakness of the US $, further raw material and utility cost increases and, especially in the last quarter, poor demand in the UK retail sector. These have impacted negatively on the current quarter's performance and are also expected to adversely affect earnings in future periods.

Sales revenues for the quarter ended June 30, 2005 decreased by approximately $0.08 million (0.29%) over the comparable period in the previous year. This reduction is primarily due to decreased sales volumes compensated by favorable currency exchange fluctuations. For the nine months ended June 30, 2005 sales revenues increased by $2.81 million (3.67%), with the principal element relating to favorable exchange differences.

Gross profit was $8.59 million for the quarter ended June 30, 2005 compared to $8.05 million for the prior year, an increase of $0.54 million (6.68%). For the nine months ended June 30, 2005 gross profit increased by $2.06 million (8.63%), from $23.93 million in 2004 to $25.99 million in 2005. Direct costs are still being adversely affected by increases in prices for our principal raw materials of steel, plastic, cobalt and nickel and increases in basic utility costs. Nevertheless, margins saw signs of improvement as the various divisions witnessed favorable sales mixes and benefited from both favorable exchange gains on imported factored products and the sale of obsolete inventories at prices higher than their written down value.

In comparison, margins in the three and nine month periods ending June 30, 2004 were depressed by a shift in sales mix from own-manufactured items towards lower contribution factored product.

Selling, general and administrative expenses increased by $0.03 million (0.33%) in the quarter to June 30, 2005 when compared to last year and have increased by $1.9 million (8.23%) in the nine month period ended on that date from $23.14 million to $25.04 million. Both the three and nine month periods have been negatively impacted by: continuing high levels of UK distribution costs following the move to a "direct to market" sales approach; US $/sterling cross rates in the period; general inflationary increases and increased FAS 87 pension costs. These adverse effects have, however, been mitigated by the release of the excess element of a provision relating to severance compensation payable to the former managing Director of Spear & Jackson plc. In addition, the last two quarters have seen the rewards of local reorganization programs and cost cutting measures (particularly in the Company's Australian subsidiary) which have further reduced expenses.

The Company believes that the level of overheads incurred in the three months ended June 30, 2005, will be maintained in the short term. Various initiatives are still, however, being implemented to reduce the levels of sales and distribution costs in future periods. Additionally, settlement of the Company's SEC litigation suit should result in decreases in administration costs in future periods following the reduction in legal and professional costs. However, other head office legal costs associated with the ongoing class action and the role of the corporate monitor are likely to be incurred until the resolution this matter.

Overall, the margin improvements have been sufficient to absorb the increased SG&A expenses, and this has resulted in an operating profit of $0.49 million for the three month period ended June 30, 2005 compared to an operating loss of $0.02 million for the same period last year. Similarly, in the nine month period ended June 30, 2005 operating profits have increased from $0.79 million in 2004 to $0.95 million in 2005.

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

In this regard, the Company has made provision in the quarter ending June 30, 2005 for $0.27 million of reorganization costs, announced in June 20005, relating to the restructuring of one of its UK manufacturing facilities. Such restructuring costs and other initiatives, together with planned investment in new capital equipment in the UK, are anticipated to achieve improved efficiencies and reduce labor costs with corresponding improvements in the ongoing profitability of the Company in the forthcoming year.

In the quarter ended March 31, 2005, the actuarial advisers to the Company's defined benefit pension plan ("the Plan")completed an actuarial valuation of the Plan, effective as at December 31, 2004. This valuation showed an increase in the Plan's deficit compared to that calculated at April 5, 2002, the date of the last full actuarial valuation. Following discussions between the Company and the Trustees of the Plan regarding methods by which the asset shortfall could be reduced, it was agreed, in early May, that the Company would make a special contribution to the Plan of (pound)4 million (approximately $7.2 million). (pound)2 million (approximately $3.6 million) was paid to the Plan in June 2005 and the balance will be paid in September. In addition, from May 2005, the Company's annual pension contributions to the Plan increased from (pound)1.5 million (approximately $2.7 million) to (pound)1.9 million (approximately $3.4 million). This rate of annual contribution will remain in place, subject to certain conditions, until April 2007 when it will be reviewed by the Plan actuary. This agreement with regard to the future funding commitments of the Plan will enable the Company to plan future cash flows with greater certainty and will also avoid any re-negotiation of contribution rates in September 2005 when new pension legislation is enacted in the UK.

On February 15, 2005 the SEC suit, which was filed on April 15, 2004 in the US District Court of the Southern District of Florida, was settled following extensive negotiations. This suit, filed against the Company and Mr. Dennis Crowley, the Company's former Chief Executive Officer and Chairman, and others, alleged violations of Federal security laws.

Although the SEC litigation has now been satisfactorily resolved, the class action lawsuits that have been initiated in the US District Court for the Southern District of Florida by Company shareholders against the Company, Sherb & Co LLP, the Company's former independent auditor, and certain of the Company's directors and officers, still remain.

Lead counsel has now been appointed for the class action suits and an amended consolidated complaint has been filed. The Company, and the other defendants, have filed motions to dismiss the class action complaint and are currently awaiting the court's determination. It is impossible at this time to ascertain the ultimate legal and financial liability or whether this action will have a material adverse effect on the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

The following discussion provides a review of results for the three and nine months ended June 30, 2005 versus the three and nine months ended June 30, 2004.

Summary Profit and Loss Account Data:

                                         Three Months           Nine Months
                                        ended June 30          ended June 30
                                       2005        2004       2005        2004
                                        $m          $m         $m          $m

Net Sales ........................     26.33       26.41      79.63       76.82
Cost of goods sold ...............    (17.74)     (18.36)    (53.64)     (52.89)

                                      ------      ------     ------      ------
Gross profit .....................      8.59        8.05      25.99       23.93
Selling, general and
  administrative expenses ........     (8.10)      (8.07)    (25.04)     (23.14)

                                      ------      ------     ------      ------
Operating income/(loss) ..........      0.49       (0.02)      0.95        0.79
Other income/(costs) .............      0.05       (0.04)      0.08       (0.10)

                                      ------      ------     ------      ------
Income/(loss) before unusual and
  infrequent events ..............      0.54       (0.06)      1.03        0.69
Unusual or infrequent items ......     (0.27)       -          2.23        -

                                      ------      ------     ------      ------
Income/(loss) before income taxes       0.27       (0.06)      3.26        0.69

Provision for income taxes .......     (0.21)      (0.23)     (0.65)      (0.76)
                                      ------      ------     ------      ------

Net income (loss) ................      0.06       (0.29)      2.61       (0.07)
                                      ======      ======     ======      ======

Effective tax rate ...............     76.01%     441.51%     20.03%     110.69%
                                      ======      ======     ======      ======

Comparisons as a % of net sales:

Gross profit .....................    32.61%      30.48%      32.64%     31.15%
Selling, general and
  Administration expenses ........    30.74%      30.55%      31.45%     30.13%
Operating income (loss) ..........     1.87%      (0.07%)      1.19%      1.02%
Income (loss) before income taxes      1.03%      (0.07%)      4.10%      0.90%
Net income (loss) ................     0.25%      (1.09%)      3.28%     (0.09%)

Note: The percentages and percentage change data shown above, and in other percentage data within this narrative have been calculated from the Consolidated Statements of Operations included in the Financial Statements attached hereto. The financial data shown in the Financial Statements is given in thousands rather than the millions presentation adopted in the table above.

NET SALES

Sales increased by $2.81 million (3.67%) from $76.82 million in the nine months ended June 30, 2004 to $79.63 million for the nine months ended June 30, 2005. Sales of $26.33 million in the quarter ended June 30, 2005 were $0.08 million (0.33%) lower than sales of $26.41 million recorded for the comparable period last year.

The increase/(decrease) is analyzed as follows:

                                                     Nine Months    Three Months
                                                        ended           ended
                                                       June 30,        June 30,
                                                         2005            2005
                                                          $m              $m
                                           Note
Effect of exchange rate movements ........ (a)           3.72            0.94

Sales volumes movements .................. (b)          (0.73)          (1.02)

Increased rebates ........................ (c)          (0.18)              -
                                                        -----           -----
                                                         2.81           (0.08)
                                                        =====           =====

Presented by principal business segment, the net sales increase is analyzed as follows:
                                                     Nine Months    Three Months
                                                        ended           ended
                                                       June 30,        June 30,
                                                         2005            2005
                                                          $m              $m
                                           Note
i)     Hand and garden tools

       Effect of exchange rate movements . (a)           2.81            0.72
       Sales volume decreases ............ (b)          (2.63)          (1.91)
       Rebates ........................... (c)          (0.18)              -
                                                        -----           -----
                                                            -           (1.19)
                                                        -----           -----

ii)    Metrology tools

       Effect of exchange rate movements . (a)           0.55            0.12
       Sales volume increases ............ (b)           0.84            0.56
                                                        -----           -----
                                                         1.39            0.68
                                                        -----           -----

iii)   Magnetic products

       Effect of exchange rate movements . (a)           0.36            0.10
       Sales volume increases ............ (b)           1.06            0.33
                                                        -----           -----
                                                         1.42            0.43
                                                        -----           -----

       Total net sales increase/(decrease)               2.81           (0.08)
                                                        =====           =====

Notes:

(a) The functional currency of the majority of the group's revenues is sterling and the variation in the US$/(pound) cross rate in the three and nine month periods ending June 30, 2005 compared to the comparable periods last year has had a significant impact on the US dollar value of the group's sales. The average cross rates in the period under review can be summarized as:

                                                   Average Cross Rates
                                                   -------------------

                                           2005          2004         % Movement

       9 months ended June 30             1.8707        1.786           +4.74%
       3 months ended June 30             1.8571        1.8050          +2.89%

(b) In general, business conditions in many of our end markets remained challenging as a result of continuing intense competition from rival suppliers in a number of our product ranges, increasing pressure from cheap Far Eastern imports, the weak US dollar, and poor retail trading conditions in the UK.

       Within the UK, Neill Tools, especially, has witnessed increasingly difficult trading conditions. Previously buoyant hand tools demand from the Middle East has slowed and UK sales of garden tools have been adversely affected by depressed order intake from the major retail outlets. Likewise, Australia and New Zealand continue to show volume decreases ($2.2 million cumulatively and $0.36 million in the quarter) primarily attributable to the increased levels of competition and a general slowing down of consumer spending.

       While similar market pressures were prevalent in the metrology and magnetic products segments, volume increases over the prior year of $0.9 million for the quarter and $1.90 million cumulatively were still achieved. This was attributable to volume growth in the Metrology distribution facility in Maastricht, and increases in export sales in Eclipse Magnetics following the establishment of new distribution channels.

(c) The level of rebates in the quarter ended June 30, 2005 is little changed from that in the same quarter last year and shows a $0.18 million increase in the nine month period when compared to 2004. The increases are attributable to increased trading volumes in France and in our Neill Tools division as a result of changes in customer profiles which have arisen following the set up of the direct to market sales route.

SEGMENT REVIEW OF SALES REVENUES

We aim to maintain and develop the revenues of our businesses through the launch of new products, the enhancement of existing items and the continued marketing of the Company's brands in order to retain and gain market share.

Sales and revenue details on a segment basis are as follows:

NEILL TOOLS

Sales for the quarter ended June 30, 2005 of $11.61 million showed a decrease of $1.31 (10.15%) million over last year's sales of $12.92 million. This decrease was attributable to decreased volumes of $1.51 million, and increased rebates of $0.1 million, only partially compensated by favorable exchange variances of $0.30 million. For the nine months ended June 30, 2005 sales of $34.93 million showed an increase of $0.71 (2.09%) million from last year's sales of $34.22 million. This increase comprised favorable exchange movements of $1.58 million, offset by decreased volumes of $0.60 million and increased sales rebates of $0.27 million.

Despite sales volume improvements in previous quarters, Neill Tools has experienced particularly difficult trading conditions in the third quarter. The UK retail market has continued the downward trend witnessed at the end of the last quarter, especially in the multiple retail sector. Additionally, export sales, which in the first half of the year had exceeded expectations, have seen a general downturn in the last quarter. This reduction is primarily attributable to the huge construction programs put in place following the conflicts in the Middle East, which have assisted our strong export sales performance in previous quarters but which have now begun to slow down.

UK trading conditions in the garden tools market have deteriorated in the last quarter, due to poor performance in the multiple retail sector. Despite these shortfalls in the gardening business, the "Predator" woodsaw range, which was so successful last year, has continued to sell strongly in the year. As previously reported investment of approximately $0.9 million in new woodsaw and hacksaw blade plant has been approved and this is expected to be fully operational in Quarter 4. This will ensure that the record levels of productivity can be sustained.

The threat to the business from low-cost, Far Eastern economies continues unchanged. These competitive pressures have been exacerbated by the weakness of the US dollar, price increases imposed by our steel, plastics and utility suppliers, and the difficulty, within a competitive market place, of passing these increases on to our customers. Despite this, margins have been maintained when compared to the same period last year, as divisional profitability has benefited from favorable sales mixes, the sale of obsolete inventories at amounts above NRV and the implementation of a number of strategic initiatives to reduce the cost of manufacturing and distribution which were introduced in the last financial year. During the quarter the division announced a reorganization in connection with the closure of part of one of its manufacturing facilities and costs of $0.27 million have been provided in respect of this.

Given the depressed trading conditions, overhead cost control remains under scrutiny and reorganizations of certain sales and administration functions have been undertaken to reduce these costs.

ECLIPSE MAGNETICS

Sales for the quarter showed a $0.41 million (17.33%) increase over last year's figures (2005 $2.76 million, 2004 $2.35 million) with favorable exchange movements of $0.08 million and increased volumes of $0.33 million. Likewise for the nine months ended June 30, 2005 sales showed a 20.65% increase of $1.43 million (2005, $8.35 million, 2004, $6.92 million) attributable to favorable exchange movements of $0.38 million and increased volumes of $1.05 million.

Sales of both the distribution range of products and new lifting and clamping products have shown a marked improvement when compared to last year helped by new distribution channels in Europe. In the engineering sector, however, the latter part of the quarter has experienced a slow down in activities reflecting fragile manufacturing confidence and the uncertainties within the European economy.

The standard low technology area of the business continues to be eroded by good quality imports from our competitors in China and the Far East as previously reported. This is directly impacting on our distribution and industrial markets where customers are switching supply sources to the Far East or re-designing systems and applications to accommodate newer magnetic materials.

The higher technology area of the division, "Applied Magnetic Systems", continues to flourish, mainly driven by the material handling and separation business. New products have been designed, developed and installed within the food and automation industries, covering liquid processing, conveying and materials handling industry.

2005 gross margins were 4% better than last year in both the quarter and for the nine months ended June 30. The main driver in this improvement has been more favorable raw material prices for nickel and cobalt (two major alloys used in magnet manufacturing) and an improved mix of products sold within the Engineering products division.

The main challenges to the business continue to be the delivery of a lower manufacturing cost base, the development of new product through the Applied Magnetics Systems division and increasing market awareness for such items.

ROBERT SORBY

Sales for the quarter showed a decrease of $0.06 million when compared to last year (2005 $1.28 million, 2004 $1.34 million) with sales volume decreases of $0.10 million being compensated by favorable exchange variances. For the nine month period sales have increased by $0.12 million (3.04%) from $3.91 million in 2004 to $4.03 million in 2005 primarily due to favorable exchange variances of $0.18 million and reduced volumes of $0.06 million.

The third quarter has continued the trends of the quarter ended March 31, 2005. In the UK home market, low demand reflected a very challenging retail environment and international sales, which had earlier in the year had shown growth, witnessed a decline in the quarter. Against this background a number of UK promotions were run to focus on key products and a major demonstration tour of Australia and New Zealand was undertaken. Such continued promotional activity will be essential in retaining market share and resisting the efforts of competitors to consolidate their own market positions.

Continuing focus will be placed on our mail order business. Sales in the quarter were up by 24% over the comparable period in 2004 and cumulative sales showed a 20% increase over the prior period. As a result of this strong demand an e-commerce web site is currently under construction.

As well as flat UK markets, Robert Sorby, in common with other of the Company's business units, faces the issue of escalating raw materials costs. Whilst increases in steel prices have hitherto been resisted we are now being forced to accept that cost revisions are inevitable and any such price increases may adversely affect sales volume going forward.

BOWERS METROLOGY

Sales for the third quarter show an increase of $0.67 million (17.23%) over last year ($4.58 million 2005, $3.91 million 2004) due to favorable exchange movements of $0.12 million, and increased volumes of $0.55 million. Cumulatively sales have increased by $1.39 million (11.97%) from $11.60 million in 2004 to $12.99 million in 2005. This is attributable to increased volumes of $0.85 million and favorable exchange movements of $0.54 million.

The new sales and distribution facility set up in Maastricht, Holland has continued to have a favorable impact on trading volumes. This new facility, specializing in the distribution of portable hardness testing equipment manufactured in China and the sale of general engineers hand tools, has excellent connections in mainland Europe. While the division has incurred considerable set-up costs, these are now complete and it has recorded a profit in the last quarter.

Other successes in the quarter included continued solid performances by Bowers in the USA, as well as high sales levels of the new SmartPlug 2 - point product.

Elsewhere, the Moore & Wright and Coventry Gauge divisions have continued to struggle against the influx of low cost competition from China and the Far East and the associated price cutting by competitors to combat the effect of these cheap imports.

Margins have improved by a full percentage point over last year thanks to the bias of sales towards higher margin products, particularly in the new systems division, the sourcing of product direct from source rather than through intermediary suppliers and the weakness of the US dollar.

Looking forward, demand for low cost, own manufactured hand tools will continue to face further pressure from the Far East and increased emphasis will be placed on the new systems division which offers bespoke gauging solutions. The Company therefore recognizes that it needs to continue to focus the UK manufacturing sites on producing more high technology products and measuring solutions and to explore strategies to make the Company more competitive in the low technology sectors.

S&J FRANCE

Overall, sales for the third quarter of $2.57 million have increased by $0.34 million over last year ($2.23 million) due to favorable exchange movements of $0.13 million and volume increases of $0.06 million and decreased sales rebates of 0.15 million. For the nine month period sales have increased by $0.67 million (8.53%) from $7.80 million in 2004 to $8.47 million in 2005. Favorable volumes of $0.26 million and exchange movements of $0.48 million have been offset by increased rebates of $0.07 million.

On a macro level, French economy remained depressed, with increases in the rate of unemployment, low consumer confidence and reduced spending levels.

Business conditions in the Company's markets reflect the sluggish retail environment with price competition and consolidation of competitors putting pressure on margins.

Significant marketing activity have been undertaken to promote the Company's principal brands and new listings have continued to make an important impact especially brass ornaments, thermometer and weather station ranges, cutting products, extensions to the garden product and hand tool range and plastic snow tools.

Production efficiencies introduced with the involvement of UK manufacturing management have increased productivity rates and reduced costs and an overhead reduction program has been successfully implemented.

It is anticipated that these production efficiencies will continue into subsequent quarters. Further range expansions and the set up of a mail order service for garden products and accessories are planned to enhance the Company's market position.

AUSTRALASIA

Sales for the quarter for Spear & Jackson Australia and Spear & Jackson New Zealand were $0.12 million (3.25%) lower than last year (2005 $3.54 million, 2004 $3.66 million), due primarily to reduced volumes of $0.37 million, compensated by favorable exchange variances. Cumulatively for the nine months to June 30, 2005 sales have decreased by $1.49 million (12.08%) from $12.36 million in 2004 to $10.87 million in 2005. Volume reductions of $2.23 million were only partly compensated by favorable exchange movements of $0.56 million and decreased sales rebates of $0.18 million.

The sales revenues of the Australian subsidiary have continued to suffer in comparison to the prior year due to the loss of business with a major Australian retailer, increased levels of competition and a softening in retail demand. On a macro-economic level, increases in domestic interest rates have negatively impacted consumer spending and retail sales.

In New Zealand lower than expected levels of sales are attributable to increased levels of competition from Asian imported power and air tool products and the loss of business with a major retail group. As in Australia, increased domestic interest rates and speculation concerning further rate hikes have dented consumer confidence and slowed demand.

Margins remain under pressure given the sluggish retail demand and the increased promotional and marketing costs necessary to maintain sales levels. These effects have been mitigated, where possible, by improved product sourcing and by favorable exchange gains resulting from a strong Australian dollar.

Our Australasian division remains focused on re-establishing and consolidating its trading relationships with retail customers and suppliers and on maximizing the selling opportunities of the Spear & Jackson branded products. In this regard, management has now introduced a number of extended ranges and promotional programs across the digging, garden, cutting, handsaw, and air tool ranges that are anticipated to deliver incremental sales and margin growth in the forthcoming quarters. A new range of electrical generators, battery chargers and drainage products has also been launched. In addition, management has initiated a series of cost cutting measures, including restructuring of the workforce, in order to meet the slow down in sales demand.

COSTS OF GOODS SOLD AND GROSS PROFIT

Costs of goods sold decreased by 3.35% from $18.36 million in the three month period ended June 30, 2004 to $17.74 million in the three months ended June 30, 2005. In the nine month period under review costs of goods sold increased by 1.43% from $52.89 million in the nine months ended June 30, 2004 to $53.64 million in the nine months ended June 30, 2005.

Headline information concerning costs of goods sold as a percentage of sales and gross profit margins in the periods under review is as follows:

                                      Three Months Ended      Nine Months Ended
                                      June 30     June 30    June 30     June 30
                                       2005        2004       2005        2004

Cost of goods sold as a % of sales .   67.39       69.52      67.36       68.85

Gross Profit Margin ................   32.61       30.48      32.64       31.15

Despite continuing raw material (principally steel and plastic) and utility price increases, together with increases in the cost of fuel used to operate our manufacturing processes, gross margins have continued to show improvements over last year as a result of:

o exchange gains realized on the purchase of factored products denominated in US dollars from suppliers in the Far East
o  more favorable and advantageous sales mix
o further increase in selling directly to customers rather than via intermediaries
o  improved product sourcing
o  realization of negotiated price increases
o sale of slow moving inventories at amounts in excess of their net realizable value

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

Further pressure is exerted on our margins by the weak dollar and, to retain competitiveness, additional discounts have been offered in certain markets where our sales are transacted in that currency.

The Company's position is not, however, unique in this respect as the trading issues crystallized by the weakening value of the dollar are currently faced by many other UK companies with material export sales interests.

OPERATING COSTS AND EXPENSES

Selling, general and administrative (SG&A) expenses increased slightly from $8.07 million in the three months ended June 30, 2004 to $8.10 million in the three months ended June 30, 2005. In the nine months ended June 30, 2005 costs of $25.04 million have increased by $1.90 million (8.23%) from $23.14 million in the nine months to June 30, 2004.

The principal reasons for the changes in the levels of SG&A expenses in the three and nine month periods ended June 30, 2005 over their prior year comparatives can be summarized as follows:

                                                 Increases Over Prior Year

                                            Nine Months            Three Months
                                               ended                  ended
                                           June 30, 2005          June 30, 2005
                                                 $m                     $m

a)     Impact of movements in                   1.20                   0.40
       average US$/sterling cross
       rates in the period

b)     Increased FAS 87 pension costs           2.06                   0.66

c)     Inflationary increases and               0.40                   0.10
       reduced foreign exchange
       gains on trading transactions

d)     Decreased head office costs             (0.40)                 (0.50)
       relating to legal and professional
       fees, monitor fees and associated
       costs

e)     Increased UK warehouse and               0.30                  (0.20)
       distribution costs following
       the change to direct sales

f)     Release of excess provision             (0.50)                     -
       associated with settlement
       of severance compensation
       payable to former Managing Director

g)     Cost savings in Australia               (0.80)                 (0.20)

h)     Other net decreases in SG&A expenses    (0.36)                 (0.23)
                                               -----                  -----

       Total increase in SG&A expenses          1.90                   0.03
                                               =====                  =====

OTHER INCOME (EXPENSE)

Other income and expenses moved from a net expense of $0.04 million in the three months ended June 30, 2004 to a net credit of $0.05 million in the three months ended June 30, 2005. For the nine month period under review other income and expenses has moved from a $0.10 million charge in the nine months to June 30, 2004 to a $0.08 million credit in the nine months to June 30, 2005.

This improvement is attributable to higher 2005 bank interest credits in the Company's UK businesses. During the period to June 2004 the cash balances in the UK were negatively impacted by the cash outflows relating to the purchase of land and buildings at Wednesbury, England for $3.2 million. This resulted in increased interest charges in the period to June 2004. Over the last year net trading cash generation has improved cash balances thereby reducing interest charges. In addition, the sale of the excess element of the Wednesbury site for $5.2 million in January 2005 and the $3.4 million derived from the disposition of the Company's warehouse in Boca Raton have increased cash balances and generated higher interest income.

UNUSUAL OR INFREQUENT EVENTS

PROFIT ON SALE OF LAND AND BUILDINGS NET OF RELATED REORGANIZATION COSTS

In the nine months ended June 30, 2005 the Company has recorded net profits of $2.5 million on the sale of land and buildings. On January 28, 2005 the Company completed the sale of part of its industrial site at St. Paul's Road, Wednesbury, England, and on February 15, 2005 the Company also concluded the disposal of its warehouse and office facility in Boca Raton, Florida. Details of these sales are as follows:

                                    Wednesbury       Boca Raton         Total
                                     England          Florida
                                        $m               $m               $m

Net sale proceeds ..................    5.2              3.4              8.6
Less net book value ................   (2.3)            (3.1)            (5.4)
                                       ----             ----             ----

Gross profit on disposal ...........    2.9              0.3              3.2

Less related reorganization costs ..   (0.7)               -             (0.7)
                                       ----             ----             ----

Net profit on sale .................    2.2              0.3              2.5
                                       ====             ====             ====

As a result of the sale of the surplus element of the Wednesbury property, the Company is contractually obliged to vacate office and warehouse facilities located on those parts of the site that have been sold. A provision of $707,000 has been made for costs in connection with this obligation.

The current manufacturing and administration operation will be consolidated on the retained element of the premises and the costs of $707,000 provided for this exercise principally relate to office and factory refurbishment and reorganization expenses and expenditure in respect of departmental relocations within the remainder of the site.

MANUFACTURING REORGANIZATION COSTS

During the quarter to June 30, 2005, provision has been made for employee severance costs of $0.27 million following the announcement, in June 2005, of the closure of part of one of the Company's UK manufacturing facilities.

INCOME (LOSS) BEFORE INCOME TAXES

Our income before income taxes in the three months ended June 30, 2005 amounted to $0.27 million compared to a loss before taxes for the three months ended June 30, 2004 of $0.06 million. The income before income taxes in the nine month period ended June 30, 2005 was $3.26 million compared to $0.69 million last year.

The increase is attributable to:

                                  Nine Months ended           Three Months ended
                                   June 30, 2005                  June 30, 2005
                                        $m                             $m
Profit on sale of land and
 buildings, and other
 reorganization costs ............      2.23                         (0.27)
Increased gross margins ..........      2.06                          0.54
Increased SG&A costs .............     (1.90)                        (0.03)
Increased other income ...........      0.18                          0.09
                                       -----                          ----
                                        2.57                          0.33
                                       -----                          ----

PROVISION FOR INCOME TAXES

An income tax charge of $0.21 million arose in the three months ended June 30, 2005 compared to a $0.23 million income tax charge in the three months ended June 30, 2004. For the nine month period to June 30, 2005 income taxes decreased by $0.11 million from $0.76 million in 2004 to $0.65 million in 2005.

Income taxes were 76.01% of income before tax in the three months ended June 30, 2005 compared to 441.51% of losses in the three months ended June 30, 2004. Income taxes were 20.03% of income in the nine months ended June 30, 2005 compared to 110.69% of income in the comparable period last year.

Differences between the effective rate and the statutory rate of taxation of 35% result from the following:

o The $2.2 million profit on sale of the Company's excess land at Wednesbury, England, is not subject to taxation due to the availability of capital tax losses brought forward not recognized within the deferred tax computation.

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

Because of the availability of tax net operating losses, the deductibility, for tax purposes, of the special contribution to the Pension Plan and other tax credits, it is not anticipated that any significant element of the taxation provision for the three months and nine months ended June 30, 2005 will result in the payment of income tax.

NET INCOME/(LOSS)

Our net profit from continuing activities after income taxes was $0.06 million for the three months ended June 30, 2005 (2004: $0.29 million loss) and for the nine months ended June 30, 2005 it was $2.61 million compared to $0.07 million loss in the previous year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash and cash equivalents amounted to $8.5 million at June 30, 2005 ($5.1 million at September 30, 2004), working capital (excluding deferred taxes) totaled $31.9 million at June 30, 2005 ($28.8 million at September 30, 2004) and our stockholders' equity was $31.8 million at June 30, 2005 ($29.4 million at September 30, 2004).

Net cash used in operating activities in the nine month period ended June 30, 2005 was $3.9 million compared to a $1.8 million inflow in the nine months ended June 30, 2004. This increased outflow of $5.7 million inflow primarily arises from:

o  decreased trading working capital inflows of $3.5 million (716.08%) (note a)

o reduction of 584.05% in net inflows from other assets and liabilities of $2.3 million (note b)

Offset by:

o increase in net income (adjusted for depreciation, profit on loss on sale and deferred taxes) of $0.1 million (4.79%)

The reasons for these trade working capital variances and movements in other assets and liabilities are summarized below.

a)     Trade Working Capital Variances

       The net decrease in inflows from trade working capital is attributable to:

                                                           Note      $million

       Increased trade receivables inflows ............    (i)          3.2
       Reduced inventory inflows ......................    (ii)        (6.7)
                                                                       ----
       Net decrease in trade working capital inflows ..                (3.5)
                                                                       ====

i) UK sales in August and September 2004 benefited from increased turnover of approximately $1.8 million when compared to the equivalent period in 2003. The inflow from trade receivables in the period to June 30, 2005 therefore benefits from the cash received from these sales. In addition cash flows in the quarter to June 2005 have benefited from higher sales volumes in certain of the divisions in the second quarter of the year.

ii) In the period ended June 30, 2005 inventories increased by $4.4 million compared to a decrease of $2.3 million in the period ended June 30, 2004. Within the UK hand tool division, the period to March 2004 witnessed a rigorous inventory reduction program. Similar reductions were not present at June 30, 2005. Inventory levels increased in anticipation of new product launches and levels were also negatively impacted by poor UK and Australian third quarter sales. Additionally, purchases of stock in the new Metrology division in Holland have also had an adverse effect on inventory flows.

b)     Variances in Cash Flows attributable to Other Assets and Liabilities.

With regard to the net outflows from other assets and liabilities, the major contributory factor is the payment, in June 2005, of a $3.6 million special contribution to the UK pension plan. At the same time the increased pension plan charge of $2.1 million has diluted the effect of outflows in other assets and liabilities. In addition, a provision of $ 0.7 million made in the last quarter relating to costs to be incurred in connection with the consolidation of the current garden tools UK manufacturing operation onto a smaller element of its original site, has not yet been fully utilized. Payments in respect of this exercise will continue to be made in subsequent months.

Cash inflow from investing activities was $7.7 million in the period ended June 30, 2005 compared to an outflow from investing activities in the period ended June 30, 2004 of $7.0 million.

The net cash provided by investing activities in the nine months ended June 30, 2005 includes $5.2 million relating to the sale of land at Wednesbury, England and $3.4 million relating to the warehouse and office facility at Boca Raton, Florida. Purchases of plant and equipment were $0.9 million including $0.3 million on leased vehicles. The net outflow in 2004 relates primarily to $3.2 million in respect of the purchase of the land and buildings at Wednesbury, England, and $3.3 million in respect of the warehouse and office facilities at Boca Raton, Florida.

Net cash used in financing activities was $0.07 million in the period ended June 30, 2005 compared to $0.30 million in the period ended June 30, 2004.

BANK FACILITIES

The UK subsidiaries of Spear & Jackson plc and Bowers Group plc maintain a line of credit of $7.9 million. This is secured by fixed and floating charges on the assets and undertakings of these businesses. Of the total facility, $5.3 million relates to bank overdrafts and $2.6 million is available for letters of credit. These facilities are denominated in British pounds. The overdraft carries interest at UK base rate plus 1.00%. At June 30, 2005 and September 30, 2004 the Company had no borrowings outstanding under the overdraft line but had $1.9 million in outstanding letters of credit at June 30, 2005 (September 30, 2004:
$1.5 million).

The French and Australian subsidiaries of Spear & Jackson plc maintain short-term credit facilities of $2.9 million denominated in Euros and Australian dollars. The facilities comprise bank overdraft lines, with interest rates ranging from 6.8% to 12.6%, together with facilities for letters of credit and the discount of bills receivable. There were no outstanding borrowings outstanding under the overdraft lines at June 30, 2005 (September 30, 2004: $0.1 million) and $1.0 million of letters of credit and bills were outstanding under these facilities at June 30, 2005 (September 30, 2004: $0.9 million).

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

The Company's bank accounts held with the HSBC Bank plc by UK subsidiaries of Spear & Jackson plc and Bowers Group plc form a pooled fund. As part of this arrangement the companies involved have entered into a cross guarantee with HSBC Bank plc to guarantee any bank overdraft of the entities in the pool. At June 30, 2005 the extent of this guarantee relating to gross bank overdrafts was $19.4 million (September 30, 2004 $20.5 million). The overall pooled balance of the bank accounts within the pool at June 30, 2005 was a net cash in hand balance of $2.0 million (September 30, 2004 $1.6 million).

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

We believe that we have sufficient capital resources, liquidity and available credit under our current principal banking facilities supplemented where necessary, by temporary increases, to sustain our current business operations and normal operating requirements for the foreseeable future.

As noted elsewhere, the Company will continue to focus its efforts on improving the competitiveness of its worldwide operations. As a result, additional funding may be required to finance further restructuring of the non-profitable areas of the Company's divisions or to meet items of significant one-off expenditure. Such expenditure includes: the site reorganization costs and closure of part of the Company's manufacturing facility in Wednesbury, England for which provision of $0.98 million has been made in the consolidated financial statements for the nine months ending June 30, 2005; investment in new capital equipment; the special contribution payment of $7.2 million to reduce the pension plan deficit; and any expansion of the Spear & Jackson or Bowers operations.

Funding for these initiatives may be obtained through the negotiation of increased bank lending facilities or the sale of surplus assets. In this regard, a short term increase in the Company's UK overdraft facility of (pound)3 million (approximately $5.4 million) has been agreed in principle with the Company's UK bankers which will be available to provide the Company with temporary additional facilities should these be required to fund any of the items referred to above.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company makes a range of contractual obligations in the ordinary course of business. The following table summarizes the Company's principal obligations at June 30, 2005:

Contractual obligation          Total                       Payments due by period ($m)
                                Amount             1 year       1-3           4-5           5 years
                                Committed          or less      years         years         or more
Capital lease obligations       1.1                0.7          0.4            -             -
Operating leases (note a)       6.6                0.9          1.7           1.6           2.4
                                ---                ---          ---           ---           ---
                                7.7                1.6          2.1           1.6           2.4
                                ---                ---          ---           ---           ---

(a) Amounts represent the minimum rental commitments under non-cancelable operating leases.

(b) Excluded from the above tables are the amounts payable by the Company to the UK defined benefit pension plan as the profile of future funding obligations in the medium term cannot be accurately forecast. The pension plan actuarial advisors carried out an actuarial valuation of the Plan as at December 31, 2004. This valuation showed an increase in the Plan's deficit compared to that calculated at April 5, 2002, the date of the last full actuarial valuation. Following discussions between the Company and the Trustees of the Plan, it was agreed that the Company would make a special contribution to the Plan of approximately $7.2 million. (pound)2 million (approximately $3.6 million) was paid to the Plan in June

       2005 and the balance will be paid over in September 2005. From May, the Company's annual pension contributions increased from $2.8 million to $3.6 million. Taking into account the increase in annual contributions, the Company anticipates that ongoing employer contributions of $3.2 million will be made in the year ending September 30, 2005 in addition to the lump sum contribution of $7.3 million.

(c) As at June 30, 2005, the Company had letters of credit of $2.3 million outstanding which are secured under the UK, Australian and French credit facilities. In addition, at the period end, the Company's French subsidiary had discounted $0.6 million of bills of exchange with recourse.

At June 30, 2005, the Company had no material off-balance sheet arrangements other than the non-debt obligations described in contractual obligations, above.

OUTLOOK

The first month of quarter 4 has continued the sales and earnings trends witnessed in the latter part of the quarter ended June 30, 2005. A loss before taxation for the month of July of approximately $0.2 million is anticipated. A similar result is expected in August before a return to profitability in September. These forecasts assume no further deterioration in trading conditions, especially in the UK retail sector.

Within the hand and garden business, competition remains fierce from cheap foreign imports and the downturn in demand from the UK retail sector is having a significant effect on profitability. Demand from our export markets, particularly the Far and Middle East has begun to slacken. In previous quarters order intake for hacksaw blades had been strong as a result of the building projects associated with the aftermath of the Iraqi conflict but this activity is now beginning to decline.

Elsewhere, within the UK hand and garden business the sale of garden power tools has continued to be very successful. Likewise significant capital investment in quarter four is on track to enable woodsaw and hacksaw blade production to keep pace with demand and future growth prospects. It is unlikely, however, that buoyant demand for these products will be sufficient to reverse the effects of the general downturn in demand from the UK retail sector.

Due to poor sales performance a restructuring program, including the closure of part of one of the UK's manufacturing sites and a reorganization of the sales departments, has been initiated.

Our Australasian subsidiaries have continued to experience difficult trading conditions because of flat demand in certain market sectors, increased levels of competition within the power and air tool segments and reduced consumer spending. Competition from imported Asian products and the increasing trend of some retail groups to expand their own import programs have also placed sales and margin pressures on the Australasian businesses.

To counteract this trend, management of the Australian and New Zealand operations has developed and introduced a number of new and extended ranges and promotional programs under the S&J brand across the digging, garden cutting, hand saw, masonry and air tool ranges and these have been supplemented with new ranges of electrical generator battery chargers and drainage products. Going forward these ranges should deliver incremental sales and margin growth.

Additionally a series of cost-cutting measure, including the restructuring of the sales and distribution workforce has been initiated in Australia and New Zealand to meet the ongoing trading conditions and management will continue to identify and remove excess costs from the business.

The development of new ranges and range extensions has involved an extensive program of identifying new and obsolete lines, improving the Spear & Jackson branding and packaging, and competitive product sourcing. With many retailers moving their support back to recognized brands, Australasian management believes that the initiatives to date will place the Company's Australia and New Zealand operations in a positive position going forward.

The management of the Company anticipates that, in the remainder of the financial year and into fiscal 2006, our businesses will again face the issues of increased costs and margin erosion as a result of raw material, fuel and other utility price increases, interest rate increases and a weak dollar. This will again put pressure on our margins and overhead costs and, wherever possible, these increases will be passed on through sales price increases.

Any strengthening of the US dollar would impact favorably on the business as this would ease the pressure on margins and increase our competitiveness. The overall benefits would, however, be diluted by the related increases in the purchase price of factored product from the Far East. The short/medium term effect of the terror threat in the UK is not yet known but no reaction has been seen so far.

Continued emphasis will also be placed on promotional campaigns and demonstration tours which focus on high margin product groups and on those high added value areas of the Metrology and Magnetics businesses in an effort to reverse the dilution of margin caused by an increasing bias in our recent sales mix towards factored items or by those elements of additional cost which we have not been able to pass on to end users.

In addition, we plan to continue both to look at initiatives to rationalize underperforming areas of the business and to monitor operational infrastructures in the United Kingdom, particularly overhead costs, to ensure that these are as cost efficient as possible and at a level appropriate to the needs of the business. In conjunction with this, an inventory reduction program is now taking place to reduce stock levels, especially in those divisions witnessing a slow down in trading levels.

Outside the UK we would anticipate that the level of legal and professional charges incurred by our US corporate head office will reduce following the settlement of the SEC suit on February 10, 2005. Any savings will be mitigated by the professional costs that are anticipated to be incurred following the appointment of investment bankers and other advisors to appraise any offers to buy the Company or its principal assets, together with any costs incurred in relation to the Class Action law suit.

In the forthcoming quarter we will continue to focus on maximizing cash generation. The sale of the excess element of the Company's Wednesbury manufacturing site in the UK was concluded on January 28, 2005 for approximately $5.3 million (excluding transaction costs). Further funds were generated via the disposal of the Company's warehouse and office premises at Boca Raton, Florida. A sale of that property was concluded on February 15, 2005 for circa $3.4 million (net of sales commissions and other costs of disposal). The proceeds of such sales will enable us to fund future working capital requirements, operational restructuring initiatives and other capital projects, both domestically and abroad, which will contribute to increased profitability and to the continued growth of our business. Additionally, the sales proceeds from the disposal of these two properties will help finance both the $7.2 million one time payment into the UK defined benefit pension plan ($3.6 million of which was paid out in June 2005) and the increase of approximately $0.7 million in annual pension contributions. Such payments will enable the current deficit in the plan to be reduced and will, subject to certain conditions, fix our pension payment commitments until April 2007.

Going forward, the success factors critical to our business include sales growth through continued penetration in new and existing markets; the implementation of strategies to enable us to compete against suppliers based in low cost manufacturing regimes; emphasis on new product development activities so that we can exploit our brand equity and technical expertise to differentiate our product offerings from cheap imports; reorganization of our manufacturing and overhead bases so that they are as cost efficient as possible; and the maximization of cash resources and the negotiation of additional bank facilities, where required, so that we are able to fund new initiatives and take advantage of market opportunities.

In the remainder of the financial year, and beyond, we will continue to promote our products to penetrate new markets and seek to broaden our customer base wherever possible. The emphasis will again be placed on the development and launch of new, high quality products which are clearly differentiated from the cheap foreign imports which are widely available in our markets. The recent success of the "Predator" saw launches clearly illustrated the benefits of this strategy and we intend to build on this in the following months with the introduction of other new products across the Company's divisions.

As noted above, the SEC announced on February 10, 2005 that it has settled its securities fraud charges against Mr. Dennis Crowley, the Company's former CEO and Chairman, the Company and others. The Company has been able to deal with the significant business disruptions and distractions which the SEC legal action has caused and the formal resolution of this litigation will enable the Company to move forward in a more focused and structured manner so that both its short and long term strategies can be formulated and delivered. Inevitably, however, uncertainties will still impact the Company's operations until the financial effects of the class action litigation, explained in detail in PART II Item 1 ("Legal proceedings"), below, are also quantified and resolved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The principal market risks to which the Company is exposed comprise interest and exchange rate fluctuation, changes in commodity prices and credit risk.

INTEREST RATE RISK

The Company is exposed to interest rate changes primarily as a result of interest payable on its bank borrowings and interest receivable on its cash deposits. At June 30, 2005 the Company had no borrowings and had cash and cash equivalents of approximately $8.5 million. Given the current levels of borrowings, the Company believes that a 1% change in interest rates would not have a material impact on consolidated income or cash flows. Holding the same variables constant, a 10% increase in interest rates would again have a negligible effect on interest payable.

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

In the nine months ended June 30, 2005 compared to the equivalent period in 2004, the change in exchange rates had the effect of increasing the Company's consolidated sales by $3.72 million, or 4.8%. Since most of the Company's international operating expenses are also included in local currencies, the change in exchange rates had the effect of increasing operating expenses by $1.2 million for the nine months ended June 30, 2005 compared to the comparable prior year period. If the US dollar further weakens in the future, it could result in the Company having to suffer reduced margins in order for its products to remain competitive in the local market place.

Additionally, our subsidiaries bill and receive payments from some of their foreign customers and are invoiced and pay certain of their overseas suppliers in the functional currencies of those customers and suppliers. Accordingly, the base currency equivalent of these sales and purchases is affected by changes in foreign currency exchange rate.

We manage the risk and attempt to reduce such exposure by periodically entering into short term forward exchange contracts. At June 30, 2005 the Company held forward contracts to sell Australian and New Zealand dollars to buy approximately 0.7 million US dollars.

The contract values were not materially different to the period end value of the contracts. A 10% strengthening or weakening of the US$ against its Australian counterpart could, however, result in the Company suffering losses or benefiting from gains of approximately $0.06 million had no forward contracts been taken out.

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

At June 30, 2005 the Company had made an allowance of $1.80 million in respect of doubtful accounts which management believes is sufficient to cover all known or expected debt non-recoveries.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

A number of class action lawsuits have been initiated in the US District Court for the Southern District of Florida by Company shareholders against the Company, Sherb & Co. LLP, the Company's former independent auditor, and certain of the Company's directors and officers, including Mr. Crowley, the Company's former Chief Executive Officer/Chairman and Mr. William Fletcher, the Company's then Chief Financial Officer.

These suits alleged essentially the same claims as the SEC suit which was filed on April 15, 2004 in the U.S. District Court for the Southern District of Florida. The SEC suit, filed against the Company and Mr. Crowley, among others, alleged violations of the federal securities laws. These allegations arose from the alleged failure of Mr. Crowley to accurately report his ownership of the Company's stock, and his alleged manipulation of the price of the Company's stock through the dissemination of false information, allowing him to profit from sales of stock through nominee accounts. The suit was settled on February 15, 2005 following approval by the U.S. District Court.

Lead counsel has now been appointed and an amended consolidated class action has been filed. The Company and the other defendants have filed motions to dismiss the class action complaint and are currently awaiting the court's determination. It is impossible at this time to ascertain the ultimate legal and financial liability or whether this action will have a material adverse effect on the Company's financial condition and results of operations.

With effect from September 30, 2003 the Company exited its screwdriver operations following the disposition of the trade and assets of Mega Tools Ltd and Mega Tools USA, Inc. The disposition of the screwdriver division was undertaken by Neil Morgan who was then heading up the division. The Company believed that no specific authorization was afforded to Mr. Morgan to undertake that disposition and, following review of the terms and circumstances of the reported sale, the Company pursued claims against Mr. Morgan. The disposition proceeds were in the form of $284,000 of loan notes and other receivables and the discharge of a loan of $100,000 owed by the Company to Mr. Morgan. Full provision was made in the Company's Financial Statements against the recoverability of these disposition proceeds. It has now been agreed with Megapro that it will pay Can$53,900 (approximately $41,000) in settlement of these debts and this is being repaid in monthly installments of Can$5,000 (approximately US$3,800)

Additionally, the Company is, from time to time, subject to legal proceedings and claims arising from the ordinary conduct of its business operations, including litigation related to personal injury claims, customer contract matters and employment claims. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts accrued or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operation of the Company.

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

SPEAR & JACKSON, INC.


August 15, 2005                         /s/ John Harrington, Jr.
                                            --------------------
                                            Interim Chairman



August 15, 2005                         /s/ William Fletcher
                                            ----------------
                                            Acting Chief Executive
                                            Officer



August 15, 2005                         /s/ Patrick J. Dyson
                                            ----------------
                                            Chief Financial Officer