Form 10-K
period 2005-09-30
SPEAR & JACKSON INC
filed 2005-12-23
CIK 1107206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange
    Act of 1934

                  For the fiscal year ended September 30, 2005

                                       or

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

          401 South Lasalle Street, Suite 201, Chicago, Illinois 60605
          ------------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (312) 765 0680
                                 --------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:   NONE.

Securities registered pursuant to Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE.
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark whether the registrant is a well-known seasoned user, (as defined in Rule 405 of the Securities Act), Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act), Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act), Yes [_] No [X]

The aggregate market value of the registrant's common stock (which is the only common equity of the registrant, voting or non-voting) held by non-affiliates computed by reference to the closing price of a share of the common stock on the Over The Counter Bulletin Board on March 31, 2005 was $2,294,851.

The number of shares of registrant's common stock outstanding as of December 23, 2005 was 5,735,561.

                                TABLE OF CONTENTS

                                                                            Page
PART I

   ITEM 1   BUSINESS                                                           1

   ITEM 1A  RISK ANALYSIS                                                     12

   ITEM 2   PROPERTIES                                                        17

   ITEM 3   LEGAL PROCEEDINGS                                                 18

   ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               19

PART II

   ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                 20

   ITEM 6   SELECTED FINANCIAL DATA                                           21

   ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               23

   ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        56

   ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       57

   ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                          58

   ITEM 9A  CONTROLS AND PROCEDURES                                           59

   ITEM 9B  OTHER INFORMATION                                                 59

PART III

   ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                60

   ITEM 11  EXECUTIVE COMPENSATION                                            62

   ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS                        63

   ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    66

   ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES                            67

PART IV

   ITEM 15  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                        68

SIGNATURES                                                                    69

                                     PART I

ITEM 1.  BUSINESS

CORPORATE ORGANISATION

Spear & Jackson, Inc. ("Spear & Jackson", the "Company" or "we") currently conducts its business operations through its wholly owned subsidiaries, Spear & Jackson plc and Bowers Group plc, and, until September 30, 2003, Mega Tools Ltd and Mega Tools USA, Inc. A brief summary of our corporate organizational history is as follows:

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

The acquisition of Mega Tools Ltd and Mega Tools USA, Inc. by Megapro Tools,
Inc.

On September 30, 1999 Mega Tools Ltd was acquired from Mrs. Maria Morgan, Envision Worldwide Products Ltd, Mr. Robert Jeffrey, Mr. Lex Hoos and Mr. Eric Paakspuu in exchange for the issue of 6,200,000 restricted shares in the common stock of Megapro Tools, Inc. These shares were valued at $275 for accounting purposes, representing the total paid-in-capital of the Mega Tools Ltd shares acquired. Mega Tools USA, Inc. was acquired from Mega Tools Ltd in exchange for the payment of $340,000, which was satisfied by the issuance of a promissory note to Mega Tools Ltd. The acquisition of Mega Tools USA, Inc. was completed immediately prior to the acquisition of Mega Tools Ltd. Megapro Tools, Inc. had no business assets prior to the acquisition of the two companies.

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

Further Changes to Corporate Organization

During the year ended September 30, 2005 the Company set up a new sales and distribution facility, CV Instruments BV, in Maastricht, Holland. This new facility specializes in the distribution of portable hardness testing equipment manufactured in China and the sale of general engineers hand tools. Additionally, an allied manufacturing, quality control and distribution centre, Bowers Eclipse Equipment Shanghai Co. Limited, has been established in Shanghai, China and is expected to be fully operational during the second quarter of fiscal 2006.

Exit from Screwdriver and Thread Gauge Measuring Operations

With effect from September 30, 2003 the Company exited its screwdriver operations following the disposition of the trade and assets of Mega Tools Ltd and Mega Tools USA, Inc.

The disposition of the trade and assets of the screwdriver division was undertaken by Neil Morgan who was then heading up the division. The Company believed that no specific authorization was afforded to Mr. Morgan to undertake that disposition. The disposition proceeds were in the form of $284,000 of loan notes and other receivables and the discharge of a loan of $100,000 owed by the Company to the managing director of the screwdriver division. Full provision was made in the Company's Financial Statements against the recoverability of these disposition proceeds. It has now been agreed with Megapro that it will pay Canadian $ 53,900 (approximately $41,000) in settlement of those debts and this is being paid in monthly installments of Canadian $5,000 (approximately $3,800).

During the fourth quarter of fiscal 2005, the Company began marketing for sale certain assets associated with its UK thread gauge measuring business. The carrying values of the assets relating to this entity have been written down to estimated fair value and the net operations, cash flows and assets have been presented as "Discontinued Operations" in accordance with Statement of Financial Accounting Standards ("SFAS") 144.

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

Following extensive settlement negotiations with both the SEC and Mr. Crowley, the Company reached a resolution with both parties. On September 28, 2004 Mr. Crowley signed a Consent to Final Judgment of Permanent Judgment with the SEC, without admitting or denying the allegations included in the complaint, which required a disgorgement and payment of civil penalties by Mr. Crowley consisting of a disgorgement payment of $3,765,777 plus prejudgment interest in the amount of $304,014, as well as payment of a civil penalty in the amount of $2,000,000. In May 2005, the SEC applied to the Court for the appointment of an administrator for the distribution of these funds to the victims of Mr. Crowley's actions, pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

On November 18, 2004 the Company signed a Consent to Final Judgment of Permanent Injunction with the SEC pursuant to which the Company, without admitting or denying the allegations included in the Complaint filed by the Commission, consented to a permanent injunction from violation of various sections and rules under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Additionally, the Company entered into a Stock Purchase Agreement with PNC Tool Holdings LLC ("PNC") and Dennis Crowley, the sole member of PNC Tool Holdings. Under the Stock Purchase Agreement, the Company acquired, for $100, and other good and valuable consideration, 6,005,561 common shares of the Company held by PNC Tool Holdings, which represented approximately 51.1% of the outstanding common shares of the Company at December 31, 2004, and which constituted 100% of the common stock held by such entity. The parties also executed general releases in favor of each other subject to the fulfillment of the conditions of the Stock Purchase Agreement.

The Stock Purchase Agreement was effected on April 8, 2005, following formal approval by the SEC on February 10, 2005 and, on February 15, 2005 by the U.S. District Court for the Southern District of Florida of the settlement of the litigation captioned SEC v. Dennis Crowley, Spear & Jackson, Inc., International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva (Case No:
04-80354-civ-Middlebrooks). The Stock Purchase Agreement was further conditioned on, among other things, the disgorgement and civil penalty funds being paid by Crowley, and these monies have now been received, and are being administered for the benefits of the victims of the alleged fraud, by a Court appointed administrator, pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

As a result of the stock purchase, the stockholders of the Company have had their percentage stock interest increase correspondingly with the return of the Spear & Jackson shares to the Company by PNC. Jacuzzi Brands, Inc. ("Jacuzzi"), formerly US Industries, Inc., which is a beneficial owner of 3,543,281 shares of common stock, has had its interest in the Company increase to approximately 61.8% of the outstanding common stock.

Such percentage stock increases are not necessarily permanent as the Company may subsequently reissue these shares, wholly or in part, for legitimate business purposes.

On April 11, 2005 Jacuzzi agreed to the termination of a previous letter agreement dated September 6, 2002, which supplemented the Stockholders' Agreement of the same date. The letter agreement required Jacuzzi to vote a substantial portion of its voting stock in the Company in proportion to the vote of other shareholders of the Company. At the time the letter agreement was executed, Jacuzzi was a principal, but a minority shareholder of the Company. As explained above, with the recent return to the capital of the Company of the majority shareholder interest previously held by PNC, Jacuzzi now holds a majority capital stock interest in the company, and the continuation of the letter agreement was no longer considered necessary for the fulfillment of its original intent. Jacuzzi also provided a general release to the Company and its affiliates excepting Dennis Crowley and his spouse.

On April 21, 2005, Jacuzzi adopted a plan of disposition of the Company's Common Stock (the "Plan of Disposition"), under which Jacuzzi intends to: investigate the strategic alternatives with respect to the sale of the Common Stock held by them; take such further actions as will result in Jacuzzi disposing of the Common Stock within a one-year period; and engage investment banking, legal, and other advisors as necessary to assist in the disposition of the Company's Common Stock. Jacuzzi may dispose of their Common Stock in one or more transactions of all or a portion of their shares of Common Stock in the open market, in privately negotiated transactions or otherwise.

On April 25, 2005 Jacuzzi stated in a report filed with the SEC that at this time, no decision has been made by Jacuzzi to either change the composition of the Company's Board of directors or assert an expanded role in the management of the Company. Jacuzzi intends to monitor and evaluate its investment in the Company on a continuing basis or formulate other purposes, plans or proposals regarding the Company or the Common Stock held by Jacuzzi in addition to those discussed above. Jacuzzi retains its right to change its investment intent.

A number of class action lawsuits have been initiated in the U.S. District Court for the Southern District of Florida by Company stockholders against the Company, Sherb & Co. LLP, the Company's former independent auditor, and certain of the Company's directors and officers, including Mr. Dennis Crowley, the Company's former Chief Executive Officer/Chairman, and Mr. William Fletcher, the Company's former CFO and current acting Chief Executive Officer. These suits allege essentially the same claims as the SEC suit discussed above.

These various class action suits were subsequently consolidated. Thereafter the defendants filed certain Motions to Dismiss with regard to the Complaint and on October 19, 2005, the U.S. District Court for the Southern District of Florida in Re Spear & Jackson Securities Litigation entered its Order regarding these Motions. The Order denied the Company's motion as well as that of Dennis Crowley, the former Chief Executive Officer of Spear & Jackson. The Company is in the process of preparing its answer and defenses to the Complaint. The Court granted the Motion to Dismiss on behalf of William Fletcher, the Company's interim Chief Executive Officer and also granted the Motion to Dismiss of the Company's former auditor, Sherb & Co., LLP. The class plaintiff has since filed an appeal regarding the trial court's decision to dismiss the case against Sherb & Co., LLP, which appeal is presently pending. No appeal was filed with respect to the decision to dismiss the case against William Fletcher.

The Court denied the motion of Spear & Jackson's Monitor to abate the litigation for a six-month period pending the administration of the SEC's restitution fund. The Court also denied Plaintiff's Motion for Clarification and established a new cut-off for discovery until December 19, 2005. The case had initially been set on the Court's two-week calendar beginning March 6, 2006. The trial date has since been reset for October 2006.

On September 6, 2005, the Company was served with a Shareholder Derivative Complaint filed on June 1, 2004 in the Circuit Court for Palm Beach County, Florida (Case No. CA005068). The suit names, in addition to the Company, which is a nominal defendant, present and former directors and the Company's prior independent auditors, Sherb & Co., LLP, as defendants. The suit contains essentially the same factual allegations as the SEC suit, which was filed in April 2004 in the U. S. District Court for the Southern District of Florida and the series of class actions claims initiated in the U.S. District Court, but alleges state law claims of breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and lack of reasonable care by various or all the defendants. The Company will evaluate the Complaint and file its response at the appropriate time.

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

The Company's four principal business units and their product offerings can be summarized as:

   1) NEILL TOOLS, which consists of Spear & Jackson Garden Tools and Neill Tools, manufactures, among other products, hand hacksaws, hacksaw blades, hacksaw frames, builder's tools, riveter guns, wood saws and lawn, garden and agricultural tools, all non-powered. In addition, Neill Tools has supplemented its UK manufactured products with factored products and bought in components from Far Eastern and Indian suppliers. Neill Tools product offering now includes a full range of hand power tools and, from January 1, 2005, Spear & Jackson Garden Tools' range has been supplemented by a portfolio of electric powered garden tools.

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

      BOWERS METROLOGY, which is a manufacturer of high specification metrology instruments including precision bore gauges that measure the diameter of machined components. In addition to the core range of bore gauges, the Company also manufacturers universal gauges and hardness testing equipment.

      In December 2004, the division secured the European distributorship rights for a range of premier portable hardness testers sourced from China. This distribution operation is operated through a specifically formed Dutch subsidiary company, CV Instruments Europe BV, based in Maastricht, Holland. An allied manufacturing, quality control and distribution centre, Bowers Eclipse Shanghai Equipment Limited, was established in Shanghai, China, during the year ended September 30, 2005.

   4) ROBERT SORBY is a manufacturer of hand held wood working tools and complementary products. The products are handcrafted with strong aesthetic appeal.

In addition, Spear & Jackson, Inc. has subsidiary companies in France (Spear & Jackson France SA) and Australasia (Spear & Jackson (Australia) Pty Limited and Spear & Jackson (New Zealand) Limited), which act as distributors for Spear & Jackson and Bowers manufactured products and complementary products sourced from third party suppliers.

BUSINESS SEGMENTS

The Company's continuing operations can be analyzed into three business segments, hand and garden tools, magnetic products and metrology tools.

The following table sets forth external sales by segment as a percentage of total sales:

Business segment                              % of Total Sales
----------------                        ----------------------------
                                        2005        2004        2003
                                        ----        ----        ----

Hand and garden tools                   72.65       75.57       76.17

Magnetic products                       16.87       15.19       14.78

Metrology tools                         10.48        9.24        9.05

For further detailed financial information by reportable segment including sales, profit and loss, and total asset information see Note 18 in the "Notes to the Consolidated Financial Statements" included within this Annual Report on Form 10-K. Also included within Note 18 is a detailed geographical analysis including sales, profit and loss, and total asset information.

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

   * Improving manufacturing efficiencies and continually reviewing other cost saving measures.

PRODUCTS AND SERVICES

The Company offers a comprehensive range of tools and equipment ranging from hacksaw blades to pliers, from secateurs to digging forks and from a simple red magnet to a computer controlled materials handling system.

With regard to the products supplied by the company, those classes of similar products, which accounted for 10% of more of total consolidated revenue in the last 4 years were as follows:

Product Type                                        % of Total Revenue
------------                              --------------------------------------
                                          2005       2004       2003       2002
                                          ----       ----       ----       ----

Industrial Cutting Tools                  18.63      19.87      15.84      17.59
(hacksaws, hacksaw blades, small saws,
saw frames, woodsaws and holesaws)

Garden, Digging and Cutting Tools         28.44      31.48      26.68      28.40
(manual and powered)

Electrical tools including power tools
and compressors                           N/A        N/A        11.97      N/A

Magnetic products                         10.69      N/A        N/A        N/A

Metrology products including gauges,
micrometers and precision tools           17.26      15.28      14.46      15.33

The company's product offerings comprise both own-manufactured items and products sourced from third party suppliers. Products manufactured by the company broadly comprise:

(a)   Hand & Garden Tools Division
      ----------------------------
      (i)   Industrial tools comprising:

            - Hacksaw Blades
            - Small Saws and Woodsaws
            - Saw Frames
            - Holesaws
            - Nutspinners and Riveters
            - Builders' Tools

      (ii)  Garden tools comprising:
            - Spades, Forks and Shovels
            - Cultivators
            - Other Agricultural and Contractors' Tools

(b)   Metrology Division
      ------------------
            - Gauges
            - Squares and Rules
            - Calipers and Dividers
            - Micrometers
            - Hardness Testing Equipment

(c)   Magnetics Division
      ------------------
            - Popular and Industrial Magnets
            - Chucks
            - Magnetic Tools
            - Lifters and Separators
            - Workholding and Handling Systems

Of the total sales revenues arising in the year ended September 30, 2005, 40.6% of the revenues were attributable to the sale of non-manufactured, factored products sourced from external suppliers. The percentage of total revenues generated in the year ended September 30, 2004 and September 30, 2003 which related to such factored items were 37% and 36% respectively.

The Company's principal manufacturing sites can be summarized as:

                                                                      Number of
      Name/Location                      Products Manufactured        Employees
      -------------                      ---------------------        ---------

A. UK:

   Neill Tools                           Hand tools                      275
   Atlas Site, Sheffield

   Spear & Jackson Garden Products       Garden tools                     80
   Wednesbury, West Midlands

   Robert Sorby                          Woodturning tools                36
   Sheffield

   Eclipse Magnetics                     Magnetic products                62
   Vulcan Road, Sheffield

   Bowers Metrology                      Precision measuring tools        68
   Bradford

   Coventry Gauge                        Precision measuring tools        20
   Poole

B. France:

   Spear & Jackson                       Assembly of garden tools         47
   France

We maintain strict internal quality controls to monitor the standard of production at the various facilities. In addition, the quality of externally sourced finished products is checked by frequent tests and certification.

The raw materials utilized in our manufacturing processes typically comprise steel (hot rolled, cold rolled, bright drawn, high speed, stainless) and other alloys and castings, wood and plastics, paint and other coating materials, packaging, bought in component parts and various abrasives, lubricants, tooling and adhesives that are used in the manufacturing processes.

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

TOTAL BACKLOG ORDERS

As at November 25, 2005 there were $5.8 million backlog orders (November 26, 2004, $8.6 million).The $5.8 million comprises $3.7 million relating to the Hand & Garden division (2004 $5.5 million), $1.2 million relating to the Metrology division (2004 $1.8 million), and $0.9 million (2004 $1.3 million) relating to the Magnetics division. Given the nature of the business, the portion of these orders that will not be fulfilled within the current year will be immaterial.

NEW PRODUCTS

The Company's policy is to support its core product offering with a pipeline of new products and range extensions. In the 12 month period ending on September 30, 2005 new product range launches and other significant product related business developments have included:

NEILL TOOLS

   * The 'Predator' woodsaw launched in the last fiscal year continued to show impressive growth with five new listings in a major retail outlet. Commissioning of new plant and equipment is reaching completion so that anticipated demand levels can be met.

   * Listings were secured in a major UK big box retailer for the division's new garden power range that was launched in September 2004.

   * Additional listings for builders' tools were secured in a major multiple retail chain which are expected to result in incremental sales revenues of approximately $0.5 million per annum.

   * A machete range was launched specifically designed for the export market, the objective being to open up new sales markets with the introduction of this and other new products.

ECLIPSE

   * Introduction of extensions to its magnetics assemblies, speciality magnetic tools principally for use in the automotive and industrial business sectors.

   * Launch of a new range of magnetic filtration equipment designed to remove ferrous and carbide contaminations from cutting and processing fluids in the automotive and precision grinding industries.

   * Design, development and launch of new products specifically for the food and automation industries, covering liquid processing, conveying and materials handling.

BOWERS

   * The metrology division has established a European distribution outlet for hardness testers in Holland. The operation is now fully functional and trading throughout Europe. An allied manufacturing, quality control and distribution centre was established during the year that is expected to be fully operational by Q2 of fiscal 2006.

   * Additional distributors appointed in Turkey, Australia, Mexico, Hong Kong and Russia.

SPEAR & JACKSON FRANCE

   * Spear & Jackson France further enhanced its range of garden products and actively promoted new products including plastic snow shovels, bird feeders, weather stations and brass garden ornaments.

ROBERT SORBY

   * Robert Sorby has introduced two new products, the midi versions of the popular Hollowmaster and Multi-tip Hollowing Tool.

AUSTRALASIA

   * In both Australia and New Zealand range reviews have been completed to identify and to delete unprofitable lines and to introduce new products capable of delivering incremental sales and improved margins. These new and extended product ranges cover digging, cutting, handsaw, masonry and air tool ranges, all under the S&J brand. A new range of electrical generators, battery chargers and drainage products has also been launched.

CUSTOMERS

The Company has a broad customer base with no single customer accounting for greater than 10% or greater of total sales.

MARKETING AND DISTRIBUTION

Our products are distributed in the United Kingdom, European Union, Australasia, North and South America, Asia and the Far East.

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

The garden and hand tools are primarily sold through three main channels, retail, wholesale and industrial. The metrology and magnetics divisions sell through industrial product distributors and directly to end-users. The hobby products are sold by hobby retailers and in their speciality catalogs.

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

COMPETITION AND COMPETITIVE CONDITIONS

Each of the Company's divisions operates in mature sectors and under extremely competitive market conditions. This situation has been increasingly exacerbated by the influx of low-cost Far Eastern and third world imports ensuring that outstanding brand recognition and superior quality and performance are of paramount importance.

The major competition for our hand and garden tools comes not only from the low-cost Far Eastern imitations but also many established companies such as Stanley in hand tools and Fiskars in garden cutting tools, while Ames/True Temper possesses a significant share of the North American lawn and garden tools market. The trend towards cheap Far Eastern products, the shift in customer profile in the United Kingdom from specialized tool distributors to large DIY, or `one-stop shops' and, in the past, brand equity dilution due to lower levels of marketing and advertising, has placed significant pressures upon the maintenance of market share. Likewise, in our French distribution outlet, the ability to compete effectively with suppliers from the Far East is problematic and there have also been significant inroads made by cheaper, lower quality Eastern European products.

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

With regard to our metrology operation, Bowers is a relatively small player compared to its major competitors such as Mitutoyo, and, as such, is less able to offer a complete product range. In addition, its traditionally heavy reliance on the North American economy, the threat offered by low price Chinese imports and the decline in availability of high-skilled engineers in the United Kingdom, has directed the company's product ranges towards the "high technology" market segment. Patented digital technology has staved off domination from Chinese manufacturers while in certain areas, such as bore gauging, the complexity and quality of the design has meant that Chinese competition has been insignificant. Indeed Bowers is recognized as a global leader in the precision bore gauge market.

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

EMPLOYEES

The number of persons employed by the Company and its wholly owned subsidiaries at September 30, 2005, 2004 and 2003 were 710, 755 and 764 respectively. 277 of the Company's employees are subject to union agreements. Our Company's union contracts with Neill Tools at the Company's Atlas and Wednesbury UK sites fall due for negotiation in June 2006 and January 2006 respectively and the agreements with the Bowers workforce at Bradford in the UK become due in July 2006. The Company believes its relationship with employees is good.

CAPITAL EXPENDITURE

Capital expenditure in the years ended September 30, 2005, 2004 and 2003 was $1.4 million, $7.2 million and $2.9 million respectively. Capital expenditure in the year ended September 30, 2005 related to $1.0 million regarding the updating of manufacturing plant and equipment and the further automation of the Company's manufacturing facilities. The remaining $0.4 million was incurred in the replacement of the Australian motor vehicle fleet. Capital expenditure in the forthcoming financial year is expected to be approximately $1.0 million and will be used to improve the Company's existing facilities, expand its manufacturing capabilities and increase productivity.

INTELLECTUAL PROPERTY

Our ability to compete effectively depends in part on the protection of our license patents, designs and trademarks, which are used in the design, marketing and sales of our many products. We can provide no assurance to investors that the patents and trademark licensed by us will not be challenged, invalidated, or circumvented by other manufacturers.

The Company has approval for eight patents. The filing dates for these patents range between June 1999 and January 2004, and the expiration dates will, therefore, occur 20 years after these original dates of application. These patents are registered in Great Britain, Canada, Hong Kong and Taiwan and relate to tools produced by the Company and to specific mechanisms utilized in certain products manufactured by the Company.

In addition, the Company has 385 trademarks and 59 designs registered throughout the world. The renewal dates for the trademarks range from December 2005 to January 2020. The registered designs fall due for renewal in the period from January 2005 and September 2010.

The designs to which the Company currently maintains rights comprise 8 registered designs issued by the United States, 1 registered design issued by Canada, 31 registered designs issued by Great Britain, 10 registered designs issued by Taiwan, 3 registered designs issued by China, 3 registered designs issued by France, 1 registered design issued by New Zealand, 1 registered design issued by Australia, and 1 registered design issued by India. The registered designs relate to certain tools manufactured by the Company.

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

ITEM 1A. RISK ANALYSIS

RISK FACTORS

Historically, growth has been achieved by the development of new products, strategic acquisitions and expansion of the Company's sales organization. There can be no assurance that the Company will be able to continue to develop new products, effect corporate acquisitions or expand sales to sustain rates of revenue growth and profitability in future periods. Any future success that the Company may achieve will depend upon many factors including factors which may be beyond the control of the Company or which cannot be predicted at this time.

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations. Uncertainties and factors that could cause actual results or events to differ materially from those set forth or implied include, without limitation:

THE COMPANY IS SUBJECT TO A NUMBER OF SIGNIFICANT RISKS THAT MIGHT CAUSE THE COMPANY'S ACTUAL SALES TO VARY MATERIALLY FROM ITS FORECASTS, TARGETS, OR PROJECTIONS, INCLUDING:

   o achieving planned revenue and profit growth in each of the Company's business units;

   o changes in customer requirements and in the volume of sales to principal customers;

   o renewal of material contracts in the Company's business units consistent with past experience;

   o  the timing of orders and shipments;

   o  emergence of new competitors or consolidation of existing competitors;

   o  continued absence of consolidation among key customers;

   o  Industry demand fluctuations.

Our expectations for both short- and long-term future net revenues are based on our own estimates of future demand. Orders from our principal customers are ultimately based on demand from end-users and such prospective end-user demand can be difficult to measure. Low end-user demand, would negatively affect orders we receive from distributors and other principal customers and this would mean that our revenues in any fiscal period could be adversely impacted. If our estimates of sales are not accurate and we experience unforeseen variability in our revenues and operating results, we may be unable to adjust our expense levels accordingly and our profit margins will be adversely affected.

A number of our products are sold through distributors and large retailers. No assurances can be given that any or all such distributors or retailers will continue their relationship with us. Distributors and other significant retail customers cannot easily be replaced and the loss of revenues and our inability to reduce expenses to compensate for the loss of revenues could adversely affect our net revenues and profit margins.

With the growing trend toward retail trade consolidation, especially in the developed US, European and Australasian markets, certain of our product groups are sold to key retailers whose bargaining strength is growing. Accordingly, we face greater pressure from such significant retail trade customers to provide more favorable trade terms with, accordingly, the risk of margin dilution. We can be negatively affected by changes in the policies of our material retail trade customers, particularly with regard to the reduction of trade inventory levels, access to shelf space, and other conditions.

The market for certain of the Company's products is subject to economic conditions affecting the industrial manufacturing sector, including the level of capital spending by industrial companies and the general movement of manufacturing to low cost foreign countries where the Company may not have a competitive market presence. Accordingly, economic weakness in the industrial manufacturing sector may result in decreased demand for certain of the Company's products, which will accordingly impact negatively on the Company's trading performance. Economic weakness in the consumer market will also have a detrimental effect on the Company's profitability. In the event that demand for any of the Company's products declines significantly, the Company could be required to recognize certain costs as well as asset impairment charges on long-lived assets related to those products.

RISKS ASSOCIATED WITH THE SUCCESSFUL AND TIMELY INTEGRATION OF ANY SIGNIFICANT BUSINESSES ACQUIRED BY THE COMPANY AND REALIZATION OF ANTICIPATED SYNERGIES:

The Company has made, and in the future may make, acquisitions of, or significant investments in, businesses with complementary or aligned products and services. Acquisitions involve numerous risks, including but not limited to:
(1) diversion of management's attention from other operational matters; (2) inability to complete acquisitions along anticipated timescales or at all; (3) lack of success in realizing anticipated synergies from acquisitions and investments (4) weaknesses in acquired company's internal controls; (5) worse-than-expected performance of the acquired company or its product offerings; (6) unknown, underestimated and/or undisclosed commitments or liabilities; (7) failure to integrate and retain key employees; and (8) unsuccessful integration of operations. The Company's inability to effectively manage these risks could materially and adversely affect the Company's business, financial condition and results of operations.

RISKS CONCERNING THE CONTINUING AVAILABILITY OF APPROPRIATE RAW MATERIALS AND FACTORED PRODUCTS:

The Company's business units source raw materials, component parts and factored goods from a wide range of domestic and foreign suppliers. If the business units experience difficulties in obtaining sufficient supplies of such items as a result of component prices becoming unreasonable, interruptions in supply due to natural disaster, economic or political difficulties, changes in regulatory requirements and tariffs, quarantines or other restrictions, the Company would experience resultant delays in the shipping of its products to customers which would have a negative impact on our revenues.

RISKS CONCERNING THE MAINTAINING AND IMPROVEMENT OF CURRENT PRODUCT MIX:

If we fail to appropriately manage our cost structure to reallocate resources to areas that will provide the best long-term benefits to our customers and shareholders, our reporting results will be adversely affected. For instance, we may experience unfavorable shifts in product mix or reductions in demand for a product that limits our ability to spread manufacturing costs over higher sales volume.

RISKS RELATING TO INCREASING PRICE, PRODUCTS AND SERVICES COMPETITION:

The markets for our products are characterized by intense competition and pricing pressures. We compete with businesses having substantially greater financial, research and development, manufacturing, marketing, and other resources. If we are not able to continually design, manufacture, and successfully introduce new or enhanced products or services that are comparable or superior to those provided by our competitors and at comparable or better prices, we could experience pricing pressures and reduced sales, profit margins, profits, and market share, each of which could have a materially adverse effect on the Company's sales and margins.

RISKS IN CONNECTION WITH CHANGES IN COMPANY INVENTORY LEVELS:

Our inventory is subject to risks of changes in market demand for particular products. Our inability to obtain critical parts and supplies or any resulting excess and/or obsolete inventory could have an adverse impact on our results of operations.

RISKS CONCERNING THE TIMELY IMPLEMENTATION OF THE COMPANY'S RESTRUCTURING PROGRAMS AND FINANCIAL PLANS:

The Company continues to evaluate plans to consolidate and reorganize some of its manufacturing and distribution operations. There can be no assurance that the Company will be successful in these efforts or that any consolidation or reorganization will result in revenue increases or cost savings to the Company. The implementation of these reorganization measures may disrupt the Company's manufacturing and distribution activities, could adversely affect operations, and could result in asset impairment charges and other costs that will be recognized if and when reorganization or restructuring plans are implemented or obligations are incurred.

RISKS INHERENT IN OUR DEPENDENCE ON INTERNATIONAL SALES AND FOREIGN OPERATIONS:

Our principal business locations are situated in the UK, France, the Netherlands, Australasia and China and we generate sales from many areas of the world involving transactions denominated in a variety of currencies. The Company is subject to currency exchange rate risk to the extent that its costs are denominated in currencies other than those in which its revenues are derived. In addition, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. Accordingly, we cannot be certain that currency exchange rate fluctuations will not adversely affect our future results of operations and financial condition.

As explained above, a significant proportion of sales are made by our businesses, particularly those in the UK, into foreign export markets. We anticipate that the portion of our total revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new business partners and strengthening our presence in key growth areas. These overseas interests will therefore be subject to various financial and operating risks that arise from conducting business internationally, including:

   o unexpected changes in, or the imposition of, additional legislative or regulatory requirements in the various geographical regions where the Company operates ;

   o  fluctuating exchange rates;

   o  tariffs and other barriers;

   o  difficulties in staffing and managing foreign sales operations;

   o  import and export restrictions;

   o greater difficulties in accounts receivable collection and longer payment cycles;

   o  potentially adverse tax consequences;

   o  potential hostilities and changes in diplomatic and trade relationships.

RISKS CONCERNING THE CONTINUING DEVELOPMENT AND MAINTENANCE OF APPROPRIATE BUSINESS CONTINUITY PLANS FOR THE COMPANY'S PROCESSING SYSTEMS:

Our results could be adversely affected if we are unable to implement improvements in our reporting systems without significant interruptions in our accounting, order entry, billing, manufacturing and other customer support IT functions.

Additionally, should employee time and advisory costs to be incurred in respect of compliance with Section 404 of the Sarbanes-Oxley Act 2002 be higher than managements' expectations, this may also have a negative impact on Company earnings.

RISKS IN CONNECTION WITH ATTRACTING AND RETAINING QUALIFIED KEY EMPLOYEES:

The success of the Company's efforts to grow its business depends on the contributions and abilities of key executive and operating officers and other personnel. The Company must therefore continue to recruit, retain and motivate management and operating personnel sufficient to maintain its current business and support its projected growth. A shortage of these key employees might jeopardize the Company's ability to meet its growth targets.

RISKS RELATING TO MATERIAL BREACHES OF SECURITY OF ANY OF THE COMPANY'S SYSTEMS:

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company's transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures of the Company's assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company's financial statements would be prevented or detected. Any failure to maintain an effective system of internal control over financial reporting could limit the Company's ability to report its financial results accurately and timely or to detect and prevent fraud.

RISKS CONCERNING SIGNIFICANT INCREASES IN THE COST OF PROVIDING PENSION BENEFITS TO EMPLOYEES AND RETIREES:

The Company has a defined benefit pension plan ("The Pension Plan", "The Plan") covering certain of its UK employees, former employees and retirees. Our Pension Plan assets are invested primarily in equity securities and fixed-income government and corporate securities. At present, the Pension Plan has pension liabilities that exceed its assets. Under applicable law, we are required to make cash contributions to an underfunded pension plan to the extent necessary to comply with minimum funding requirements imposed by regulatory demands. The amount of such cash contributions is based on an actuarial valuation of the Plan. The funding status of the Plan can change as a result of changes in the investment returns on Plan assets, discount rates, mortality rates of Plan participants and a number of other factors. We cannot provide assurance that the value of the Pension Plan assets, or the investment returns on those Plan assets, will continue to be sufficient in the future. It is therefore possible that we may be required to make significant additional cash contributions to the Plan which would reduce the cash available for other business requirements, or that we will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company.

RISKS RELATED TO RAW MATERIAL AND ENERGY COSTS:

The prices of many of the Company's raw materials vary with market conditions. In addition, the price of many of the Company's finished goods that are sourced from overseas' suppliers are impacted by changes in currency rates, freight costs and raw materials at the point of production.

We purchase the majority of our raw materials for our products on the open market and we also rely on third parties for the sourcing of certain finished goods and component parts and assemblies. Accordingly, our cost of products may be affected by changes in the market price of raw materials, sourced components or finished goods. Gas, electricity and other utility prices have become increasingly volatile in the UK, where we have a significant manufacturing presence. This situation has been exacerbated by price increases for certain of our raw materials, particularly steel, cobalt and plastics. We do not generally engage in commodity hedging transactions for raw materials. Significant increases in the prices of raw materials, sourced components, finished goods or other commodities could require us to increase the prices of our products, which may reduce consumer demand for our products or make us more susceptible to competition. The Company's ability to pass these increases on to its customers varies depending on the product line, rate and magnitude of any increase. There may be periods of time during which increases in these costs cannot be recovered and our profitability will be adversely affected.

RISKS ASSOCIATED WITH FOREIGN SUPPLIERS:

We purchase a growing portion of our products from foreign suppliers based in India and the Far East. In line with the those risks, outlined above, associated with our foreign operations and international selling, our use of foreign suppliers also causes increased risk to our business due to:

   o  increases in transportation costs;

   o  new or increased import duties;

   o  transportation delays;

   o  foreign work stoppages;

   o  potential war, terrorism and political unrest;

   o exchange rate fluctuations that could increase the cost of foreign manufactured goods.

RISKS CONCERNING THE CONTINUED AVAILABILITY OF FINANCING, AND FINANCIAL RESOURCES ON THE TERMS REQUIRED TO SUPPORT THE COMPANY'S FUTURE BUSINESS
STRATEGIES:

We believe that our existing balances of cash, cash equivalents, our cash flow from operations, and the existing credit facilities negotiated for the Company's UK and other operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months.

We may, however, require additional financing to fund our operations in the future. Although we expect existing debt financing arrangements and cash flows generated from operating activities to be sufficient to fund operations at the current and projected levels in the future, there is no assurance that our operating plan will be achieved. We may need to take actions to reduce costs and to seek alternative financing arrangements.

RISKS RELATING TO THE OUTCOME OF PENDING AND FUTURE LITIGATION AND GOVERNMENTAL OR REGULATORY PROCEEDINGS:

As discussed in ITEM 3 of this annual report and also in the footnotes to the consolidated financial statements, we are involved in various pending litigation matters arising out of main and derivative Class Action claims and also from the ordinary routine conduct of our business, including, from time to time, litigation relating to such items as commercial transactions, contracts, and environmental matters. The final outcome of these matters, particularly those relating to the Class Action litigation, cannot be determined with certainty and such actions may therefore have a material adverse effect on the Company's financial position and its results of operations or cash flows.

RISKS ASSOCIATED WITH OUR ACCOUNTING POLICIES AND ESTIMATES THAT MAY HAVE A MATERIAL EFFECT ON THE COMPANY'S FINANCIAL RESULTS:

Significant accounting policies and estimates have material effects on our calculations and estimations of amounts in our financial statements. Our operating results and balance sheets may be adversely affected either to the extent that actual results prove to be adversely different from previous accounting estimates or to the extent that accounting estimates are revised adversely. We base our critical accounting policies, including our policies regarding revenue recognition, reserves for returns, rebates, bad debt, deferred tax asset recognition, pension plan assumptions and inventory valuation, on various estimates and subjective judgments that we may make from time to time. The judgments made can significantly affect net income and our balance sheets. Our judgments, estimates and assumptions are subject to change at any time. In addition, our accounting policies may change at any time as a result of changes in GAAP as it applies to us or changes in other circumstances affecting us. Changes in accounting policy have affected and could further affect, in each case materially and adversely, our results of operations or financial position.

THE POTENTIAL ACQUISITION OF THE COMPANY OR ITS PRINCIPAL ASSETS:

As detailed in the footnotes to the consolidated financial statements and in
ITEM 1, above, of this annual report, the Company's majority shareholder, Jacuzzi Brands, Inc., has formally announced a plan of disposition with regard to the shares it holds in the Company. Any resulting change in ownership of the Company may have a significant impact on its future strategy, the way that it conducts its operations and the size and composition of its earnings and net assets.

RISK FACTORS THAT MAY NEGATIVELY IMPACT OUR STOCK PRICE:

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors particular to the Company, its industry and the markets in which it operates. Not all of these factors are in our control.

These factors may include: sales falling below anticipated levels because of the timing of orders or weakening demand; adverse sales mixes; regional economic and governmental conditions; raw material price volatility; and benefits from restructuring initiatives falling below forecast. Such factors may therefore cause our operating results for future periods to be below the expectations of management and the Company's advisers and this may cause a decline in the price of our common stock.

ITEM 2.  PROPERTIES

Our principal executive office is located at 401 South Lasalle Street, Suite 201, Chicago, Illinois 60605. Previously the principal executive office was located in Boca Raton, Florida, but this property was sold on February 15, 2005.

We operate from eight sites in the United Kingdom, one site in France, the Netherlands, New Zealand and China, and three sites in Australia. Six of such locations are plant facilities and the remainder are office distribution facilities. Five of the locations are owned and the remaining ten are occupied under leases of varying lengths.

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

The leasehold sites and their respective lease periods, date of expiry of lease and annual lease rentals are as follows:

                                                                       Annual
                                   Lease                            Lease Rental
Occupier/Location                  Period       Expiry of Lease        $'000
-----------------                  ------       ---------------     ------------

UK
Eclipse Magnetics, Sheffield
England                            25 years     June 2011                320

Coventry Gauge, Poole Dorset
England                            20 years     June 2009                114

Robert Sorby, Doncaster
England                            10 years     May 2009                  21

Bowers Metrology, Hampshire
England                            10 years     August 2012              133

AUSTRALIA
Victoria Building
Dandenong South
Australia                          12 years     December 2014            194

Welshpool, Australia               2 years      April 2007                30

West Terrace, Adelaide
Australia                          3 years      February 2007             15

NEW ZEALAND
Avondale
Auckland, New Zealand              3 years      April 2008                57

THE NETHERLANDS
Maastricht                         6 years      March 2011                40
The Netherlands

CHINA
Min Hang District                  5 years      May 2010                  62
Shanghai, China

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

Following extensive settlement negotiations with both the SEC and Mr. Crowley, the company reached a resolution with both parties. On September 28, 2004, Mr. Crowley signed a Consent to Final Judgment of Permanent Judgment with the SEC, without admitting or denying the allegations included in the complaint, which required a disgorgement and payment of civil penalties by Mr. Crowley consisting of a disgorgement payment of $3,765,777 plus prejudgment interest in the amount of $304,014, as well as payment of a civil penalty in the amount of $2,000,000. In May 2005, the SEC applied to the Court for the appointment of an administrator for the distribution of these funds to the victims of Mr. Crowley's actions, pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

On November 18, 2004 the Company signed a Consent to Final Judgment of Permanent Injunction with the SEC pursuant to which the Company, without admitting or denying the allegations included in the Complaint filed by the Commission, consented to a permanent injunction from violation of various sections and rules under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Additionally, the Company entered into a Stock Purchase Agreement with PNC Tool Holdings LLC ("PNC") and Dennis Crowley, the sole member of PNC Tool Holdings. Under the Stock Purchase Agreement, the Company acquired, for $100, and other good and valuable consideration, 6,005,561 common shares of the Company held by PNC Tool Holdings, which represented approximately 51.1% of the outstanding common shares of the Company at December 31, 2004, and which constituted 100% of the common stock held by such entity. The parties also executed general releases in favor of each other subject to the fulfillment of the conditions of the Stock Purchase Agreement.

The Stock Purchase Agreement was effected on April 8, 2005, following formal approval by the SEC on February 10, 2005 and, on February 15, 2005 by the U.S. District Court for the Southern District of Florida of the settlement of the litigation captioned SEC v. Dennis Crowley, Spear & Jackson, Inc., International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva (Case No:
04-80354-civ-Middlebrooks). The Stock Purchase Agreement was further conditioned on, among other things, the disgorgement and civil penalty funds being paid by Crowley, and these monies have now been received, and are being administered for the benefits of the alleged fraud, by a Court appointed administrator, pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

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

Subsequent to the SEC action a number of class action lawsuits were initiated in the U.S. District Court for the Southern District of Florida by Company stockholders against the Company, Sherb & Co. LLP, the Company's former independent auditor, and certain of the Company's directors and officers, including Mr. Dennis Crowley, the Company's former Chief Executive Officer/Chairman, and Mr. William Fletcher, the Company's former CFO and current acting Chief Executive Officer. These suits, which have now been consolidated, allege essentially the same claims as the SEC suit discussed above.

The defendants filed certain Motions to Dismiss with regard to the Complaint and on October 19, 2005, the U.S. District Court for the Southern District of Florida in Re Spear & Jackson Securities Litigation entered its Order regarding these Motions. The Order denied the Company's motion as well as that of Dennis Crowley, the former Chief Executive Officer of Spear & Jackson. The Company is in the process of preparing its answer and defenses to the Complaint. The Court granted the Motion to Dismiss on behalf of William Fletcher, the Company's interim Chief Executive Officer, and also granted the Motion to Dismiss of the Company's former auditor, Sherb & Co., LLP. The class plaintiff has since filed an appeal regarding the trial court's decision to dismiss the case against Sherb & Co., LLP, which appeal is presently pending. No appeal was filed with respect to the decision to dismiss the case against William Fletcher.

The Court denied the motion of Spear & Jackson's Monitor to abate the litigation for a six-month period pending the administration of the SEC's restitution fund. The Court also denied the Plaintiff's Motion for Clarification and established a new cut-off for discovery until December 19, 2005. The case had initially been set on the Court's two-week calendar beginning March 6, 2006. The trial date has since been reset for October 2006.

On September 6, 2005, the Company was served with a Shareholder Derivative Complaint filed on June 1, 2004 in the Circuit Court for Palm Beach County, Florida (Case No. CA005068). The suit names, in addition to the Company, which is a nominal defendant, present and former directors and the Company's prior independent auditor, Sherb & Co., LLP, as defendants. The suit contains essentially the same factual allegations as the SEC suit, which was filed in April 2004 in the U. S. District Court for the Southern District of Florida and the series of class actions claims initiated in the U.S. District Court, but alleges state law claims of breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and lack of reasonable care by various or all the defendants. The Company will evaluate the Complaint and file its response at the appropriate time.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the final quarter of our fiscal year ended September 30, 2005.

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

                  Fiscal 2005 - Stock Price        Fiscal 2004 - Stock Price
                  -------------------------        -------------------------
                  High $              Low $        High $              Low $
                  ------              -----        ------              -----
First Quarter      1.35                0.68         6.40                3.25
Second Quarter     1.90                1.35         5.53                2.58
Third Quarter      1.83                1.15         3.15                1.10
Fourth Quarter     1.53                1.05         1.85                1.10
Year               1.90                0.68         6.40                1.10

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS OF COMMON STOCK

As of September 30, 2005, there were 21 record owners of our common stock.

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

Future dividend policy will depend on:

   *  our earnings
   *  capital commitments
   *  expansion plans
   *  legal or contractual limitations
   *  financial conditions and
   *  other relevant factors

EQUITY PLAN COMPENSATION INFORMATION

                                      Number of Securities to    Weighted average         Number of Securities
                                      be issued upon exercise    exercise price of        remaining available for
                                      of outstanding options,    outstanding options,     future issuance under
                                      warrants and rights.       warrants, and rights.    equity compensation plans.
                                      -----------------------    ---------------------    --------------------------
Equity compensation plans approved
by security holders                             0                           0                        0

Equity compensation plans not
approved by security holders                    0                           0                        0


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below in respect of the Consolidated Statements of Operations for the years ended September 30, 2005, 2004, and 2003 and the consolidated financial data relating to the Consolidated Balance Sheets as at September 30, 2005 and 2004, have been derived from the audited consolidated financial statements of Spear & Jackson, Inc. included elsewhere herein. The selected consolidated data in respect of the Consolidated Statement of Operations for the years ended September 30, 2002 and September 30, 2001 and the consolidated financial data pertaining to the Consolidated Balance Sheets at September 30, 2002 and September 30, 2001 have been derived from audited consolidated financial statements of Spear & Jackson, Inc. that are not included herein.

                                                         AS OF AND  FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                                    2005          2004           2003          2002          2001
                                                -----------   ------------   ------------   -----------   -----------
CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales ....................................  $   100,698   $     99,485   $     90,124   $    87,886   $    95,462
Costs and Expenses:
Cost of goods sold ...........................       67,463         67,574         61,838        61,954        68,049
Operating costs and expenses .................       31,405         29,753         21,909        27,250        27,375
Other (income) loss ..........................         (204)           116            101            96           254
                                                -----------   ------------   ------------   -----------   -----------
Income (loss) from continuing operations
    before unusual or infrequent items .......        2,034          2,042          6,276        (1,414)         (216)

Unusual or infrequent items credited (charged)        2,168              -              -             -       (13,534)
                                                -----------   ------------   ------------   -----------   -----------
Income (loss) from continuing operations
    before income taxes ......................        4,202          2,042          6,276        (1,414)      (13,750)
                                                -----------   ------------   ------------   -----------   -----------

Provision for income taxes ...................         (468)        (1,205)        (1,497)         (948)          226
                                                -----------   ------------   ------------   -----------   -----------

Net income (loss) from continuing operations .        3,734            837          4,779        (2,362)      (13,524)
                                                -----------   ------------   ------------   -----------   -----------

Loss from discontinued operations ............         (163)          (214)           (66)       (1,150)            -

Provision for losses on disposal of
    discontinued operations ..................         (476)          (187)           (97)            -             -
                                                -----------   ------------   ------------   -----------   -----------
Net loss from discontinued operations ........         (639)          (401)          (163)       (1,150)            -
                                                -----------   ------------   ------------   -----------   -----------

Net income (loss) ............................  $     3,095   $        436   $      4,616   $    (3,512)  $   (13,524)
                                                ===========   ============   ============   ===========   ===========

Basic and diluted net income (loss) per share:

From continuing operations ...................  $      0.42   $       0.07   $       0.40   $     (0.58)  $     (3.82)

From discontinued operations .................  $     (0.07)  $      (0.03)  $      (0.01)  $     (0.28)  $      0.00
                                                -----------   ------------   ------------   -----------   -----------
                                                $      0.34   $       0.04   $       0.39   $     (0.86)  $     (3.82)
                                                ===========   ============   ============   ===========   ===========

Weighted average shares outstanding ..........    8,845,290     11,741,122     11,988,930     4,100,071     3,543,281
                                                ===========   ============   ============   ===========   ===========


CONSOLIDATED BALANCE SHEETS:

Working capital (note 4) .....................  $    29,868   $     28,821   $     28,273   $    21,789   $    24,637
Other assets (note 4) ........................  $    33,038   $     35,335   $     30,628   $    28,934   $    27,388
Other liabilities ............................  $    36,703   $     34,717   $     27,049   $    21,419   $    11,573
Stockholders' equity .........................  $    26,203   $     29,439   $     31,852   $    29,304   $    40,452

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


   3. The Statements of Operations for the years ended September 30, 2005, September 30, 2004 and September 30, 2003 include within discontinued operations the results of the Company's thread gauge measuring business which the Company began marketing for sale in the fourth quarter of fiscal 2005. To preserve conformity with previously issued and audited consolidated financial statements the Statements of Operations for the years ended September 30, 2003 and September 30, 2002 include the results of this business segment in continuing operations. Net sales of the thread gauge measuring business for these two years were $1.6 million and $1.8 million, respectively, and the net losses were $0.1 million and $0.2 million respectively.

   4. Working capital comprises current assets, excluding any deferred income tax assets, less current liabilities. Other assets comprise property, plant and machinery, deferred income tax assets, and investments. For consistency of presentation, the current portion of deferred income tax assets is shown within "Other assets".

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

In evaluating any forward-looking statements, you should consider various risk factors, including those summarized above under ITEM 1A and those described in other sections of this report, in the other reports the Company files with the SEC and in the Company's press releases. Such factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update the statements, or disclose any difference between its actual results and those reflected in the statements. With respect to all such forward-looking statements, the Company seeks the protection afforded by the Private Securities Litigation Reform Act of 1995.

SUMMARY OVERVIEW

Although sales of $100.7 million for the year ended 30 September, 2005 show an increase of $1.2 million when compared to those for the equivalent period last year, operating profit has fallen from $2.2 million in 2004 to $1.8 million in 2005. In the year to September 30, 2005 income before taxes has benefited significantly from a reduction in net interest payable of $0.3 million and from net income of $2.1 million relating to unusual or infrequent items. The infrequent items comprise a $3.3 million gain arising on the sale of the surplus element of the Company's Wednesbury facility and the disposal of its warehouse and office facility in Boca Raton less charges of $1.1 million in respect of a UK manufacturing reorganization program that was initiated in the year. No similar income arose in the comparable period in 2004.

DISCUSSION OF OPERATING RESULTS

While sales for the year increased by $1.2 million (1.2%) this was primarily due to favorable currency exchange fluctuations in the year of $4.0 million offset by sales volume decreases of $2.3 million and increased sales rebates of $0.5 million. Improvements in volumes were recorded in our Metrology and Magnetics divisions, but these were offset by volume decreases in our other businesses attributable to soft domestic demand in the UK, challenging business conditions in many of our end markets, increasing pressure from cheap, Far Eastern imports and the weak US dollar.

Gross profit was 33.0% for the year ended September 30, 2005 compared to 32.08% in the previous year. Direct costs are still being adversely affected in the cost prices of our principal raw materials of steel, plastic, cobalt and nickel, and increases in basic utility costs. Nevertheless, margins have shown signs of improvement as various divisions witnessed favorable sales mixes and benefited from favorable exchange gains on imported factored products, increased gross margins on items sourced from the Far East and India that were formerly manufactured in the UK and the sale of obsolete inventories at prices higher than their written down value.

Selling, general and administrative expenses have increased by $1.7 million (5.6%) in the year. Reasons for the increase include: unfavorable US$ sterling cross rates in the year; increased FAS 87 pension costs; continuing high level of UK distribution costs following the move to a "direct to market" sales approach; and general inflationary increases. These adverse effects have, however, been mitigated by the $0.8 million release of the excess element of a provision relating to severance compensation payable to the former Managing Director of Spear & Jackson plc. In addition the Company has benefited from the local reorganization and cost cutting measures (particularly in the Company's Australian subsidiary) which have further reduced expenses.

While improvements have been made in the overall levels of general and administration overheads incurred this year, the company is pursuing various initiatives to reduce the levels of sales and distribution costs in future periods. Additionally, settlement of the Company's SEC litigation suit should result in decreases in administration costs in future periods following the reduction in legal and professional costs. However, other head office legal costs associated with the ongoing class action and the role of the corporate monitor are likely to be incurred until the resolution of this matter. Despite these cost-reduction efforts, administration costs will increase significantly in the year ended September 30, 2006 as a result of the non-cash FAS 87 pension charge increasing from $4.0 million to $8.2 million.

As a result of the decrease in sales volume and higher overhead costs being only partially offset by gross margin improvements, the Company's operating income has decreased by $0.4 million (18.2%) from $2.2 million in 2004 to $1.8 million in 2005.

The Company has benefited in the year from the $3.3 million gain arising on the sale of the surplus element of its UK manufacturing facility at Wednesbury and the disposal of its US warehouse facility in Boca Raton. The impact on pre-tax profits has been negatively impacted by the provision of $1.1 million manufacturing reorganization costs. As a result of the sale of the surplus element of the Wednesbury property referred to above, the Company was contractually obliged to vacate office and warehouse facilities located on those parts of the site that have been sold and provision has been made for the costs in connection with the required on site reorganization. Additionally, in the final quarter of the year, the Company performed a review of its UK manufacturing operations. A number of strategies are to be implemented to reduce its ongoing cost basis and accrual has been made for severance costs, restructuring charges and fixed asset impairment charges relating to those initiatives.

The Company intends to continue to launch new products and to explore initiatives to reduce its operational base costs, both in respect of raw materials and processes, in order to minimize margin erosion and to retain its competitive edge over cheap foreign imports. The Company's management has already implemented a number of initiatives to improve profitability and to restructure its UK manufacturing base. These strategies will continue and further opportunities will be explored. Such restructuring costs and other initiatives, together with planned investment in new capital equipment in the UK, are anticipated to achieve improved efficiencies and reduce labor costs with corresponding improvements in the ongoing profitability of the Company in the forthcoming year.

OTHER MATTERS

In the quarter ended March 31, 2005, the actuarial advisers to the Company's defined benefit pension plan ("the Plan") completed an actuarial valuation of the Plan, effective as at December 31, 2004. This valuation showed an increase in the Plan's deficit compared to that calculated at April 5, 2002, the date of the last full actuarial valuation. Following discussions between the Company and the Trustees of the Plan regarding methods by which the asset shortfall could be reduced, it was agreed, in early May, that the Company would make a special contribution to the Plan of (pound)4 million (approximately $7.2 million). (pound)2 million (approximately $3.6 million) was paid to the Plan in June 2005 and the remaining (pound)2 million (approximately $3.6 million) was paid in September 2005. In addition, from May 2005, the Company's annual pension contributions to the Plan increased from (pound)1.5 million (approximately $2.7 million) to (pound)1.9 million (approximately $3.4 million). This rate of annual contribution will remain in place, subject to certain conditions, until April 2007 when it will be reviewed by the Plan actuary. This agreement with regard to the future funding commitments of the Plan will enable the Company to plan future cash flows with greater certainty and will also avoid any re-negotiation of contribution rates in September 2005 when new pension legislation is enacted in the UK.

On February 15, 2005 the SEC suit, which was filed on April 15, 2004 in the US District Court of the Southern District of Florida, was settled following extensive negotiations. This suit, filed against the Company and Mr. Dennis Crowley, the Company's former Chief Executive Officer and Chairman, and others, alleged violations of Federal security laws.

Although the SEC litigation has now been satisfactorily resolved, the class action lawsuits that have been initiated in the US District Court for the Southern District of Florida by Company shareholders against the Company, Sherb & Co LLP, the Company's former independent auditor, and certain of the Company's directors and officers, still remain. The defendants filed certain Motions to Dismiss with regard to the Complaint and on October 19, 2005, the U.S. District Court for the Southern District of Florida entered its Order regarding these motions. The Order denied the Company's motion as well as that of Dennis Crowley. The Company is in the process of preparing its answer and defenses to the Complaint. The Court granted the Motion to Dismiss on behalf of William Fletcher, The Company's interim Chief Executive Officer and also granted the Motion to Dismiss of the Company's former auditor, Sherb & Co. LLP. The class plaintiff has since filed an appeal regarding the trial court's decision to dismiss the case against Sherb & Co. LLP, which appeal is presently pending. No appeal was filed with respect to the decision to dismiss the case against William Fletcher. It is impossible at this time to ascertain the ultimate legal and financial liability or whether this action will have a material adverse effect on the Company's financial condition and results of operations.

On September 6, 2005, the Company was served with a Shareholder Derivative Complaint filed on June 1, 2004 in the Circuit Court for Palm Beach County, Florida (Case No. CA005068). The suit names, in addition to the Company, which is a nominal defendant, present and former directors and the Company's prior accounting firm as defendants. The suit contains essentially the same factual allegations as the SEC suit, which was filed in April 2004 in the U. S. District Court for the Southern District of Florida and the series of class actions claims initiated in the U.S. District Court, but alleges state law claims of breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and lack of reasonable care by various or all the defendants. The Company will evaluate the Complaint and file its response at the appropriate time.

RESULTS OF OPERATIONS

GENERAL

The results discussed below compare the years and quarters ended September 30, 2005, 2004 and 2003. As explained in note 3 to the financial statements, the acquisition of Spear & Jackson plc and Bowers Group plc (together "S&J") by Megapro Tools, Inc. (now Spear & Jackson, Inc.) on September 6, 2002 has been accounted for as a reverse acquisition. In these financial statements, S&J is the operating entity for financial reporting purposes and the financial statements for all periods represent S&J's financial position and results of operations.

The operating results and net assets of Megapro Tools, Inc. and its subsidiary companies are included in the consolidated financial statements from September 6, 2002, the date of its deemed acquisition, until September 30, 2003, the effective date of the disposition of the Megapro screwdriver division.

The operating results of Megapro Tools, Inc. and its subsidiary companies, and those of the thread gauge measuring division of Spear & Jackson, Inc., which is currently being actively marketed for resale, are disclosed under discontinued operations.

SUMMARY

A summary of the results of operations is as follows:

                                  Years Ended                Quarters Ended
                                  September 30                September 30
                            -----------------------      ----------------------
                            2005      2004     2003      2005     2004     2003
                             $m        $m       $m        $m       $m       $m
                            ----      ----     ----      ----     ----     ----

Sales                       100.7     99.5     90.1      22.3     24.0     19.4

Gross profit                 33.2     31.9     28.3       7.5      8.4      5.6
Operating costs              31.4     29.7     21.9       7.0      7.2      5.6
Operating income              1.8      2.2      6.4       0.5      1.2        -
Other income/(expenses)       0.2     (0.2)    (0.1)      0.1        -     (0.1)
Provision for taxes          (0.5)    (1.2)    (1.5)      0.2     (0.5)     0.3
Unusual or infrequent
    events                    2.2        -        -      (0.1)       -        -
Discontinued operations      (0.6)    (0.4)    (0.2)     (0.2)    (0.2)    (0.2)
                            -----     ----     ----      ----     ----     ----
                              3.1      0.4      4.6       0.5      0.5      0.0
                            =====     ====     ====      ====     ====     ====

SALES

2005 COMPARED TO 2004

Sales from continued activities increased by $1.2 million (1.2%) from $99.5 million in the year ended September 30, 2004 to $100.7 million for the year ended September 30, 2005. Sales of $22.3 million for the quarter ended September 30, 2005 were $1.7 million (6.9%) lower than sales of $24.0 million recorded for the comparable period last year.

The net increase in sales for the year and the decrease in the quarter ended September 30, 2005 over the comparable periods in the prior year are analyzed as follows:

                                                 Year              Quarter
                                                 ended             ended
                                                 September 30,     September 30,
                                                 2005              2005
                                        Note     $m                $m
                                        ----     -------------     -------------

Effect of exchange rate movements       (a)       4.0               0.3
Sales volumes decreases                 (b)      (2.3)             (1.6)
Increased rebates                       (c)      (0.5)             (0.4)
                                                 ----              ----
                                                  1.2              (1.7)
                                                 ====              ====

Analyzed by principal business segment, the net revenue increases and decreases over prior periods can be summarized as follows:

                                                 Year ended        Quarter ended
                                                 September 30,     September 30,
                                                 2005              2005
                                        Note     $m                $m
                                        ----     -------------     -------------
a) Hand and garden tools

   Effect of exchange rate movements    (a)       3.1               0.3
   Sales volume decreases               (b)      (4.7)             (2.0)
   Rebates                              (c)      (0.5)             (0.4)
                                                 ----              ----
                                                 (2.1)             (2.1)
                                                 ----              ----
b) Metrology tools

   Effect of exchange rate movements    (a)       0.5                -
   Sales volume increases               (b)       1.4               0.4
                                                 ----              ----
                                                  1.9               0.4
                                                 ----              ----
c) Magnetic products

   Effect of exchange rate movements    (a)       0.4                -
   Sales volume increases               (b)       1.0                -
                                                 ----              ----
                                                  1.4               0.0
                                                 ----              ----

   Total                                          1.2              (1.7)
                                                 ====              ====

Notes:

(a) The functional currencies of the group's revenues are sterling, the Euro and the Australian and New Zealand dollar. The principal functional currency is sterling and the variation in the US$/(pound) cross rate in the year, and to a lesser extent, the quarter ended September 30, 2005 compared to the comparable periods last year has had a significant favorable impact on the US dollar value of the group's sales. The average US$/(pound) cross rates in the periods under review can be summarized as:

                                                  Average Cross Rates
                                        ----------------------------------------
                                        2005            2004          % Movement
                                        ----            ----          ----------

      Year ended September 30           1.851           1.787         +3.6%
      Quarter ended September 30        1.785           1.788         (0.2%)

      Although in the quarter ended 30 September, 2005 the US$/(pound) cross rate decreased when compared to the previous year, the Company still benefited from favorable exchange gains. This is due to the fact that there was a significant movement in the $/Aus $ cross rate in the last quarter when compared to last year which has had a significant effect on the translation of the Australian division's sales from Australian dollars to $. The $0.4 million favorable variance on the $/Aus $ cross rate more than compensated for the adverse US$/(pound) exchange variances in the UK based operating divisions.

(b) Business conditions in many of our end markets remained challenging as a result of continued competition from rival suppliers in a number of our product ranges, increasing pressure from cheap Far Eastern imports, the weak US dollar and poor retailing conditions in the UK and Australasia.

      Within the UK, Neill Tools witnessed increasingly difficult trading conditions in the fourth quarter of the fiscal year where sales were 11.1% lower than the comparable period last year. Buoyant hand tools demand from the Middle East in previous quarters has eased and UK sales of garden tools have been adversely affected by depressed order intake from major retail outlets. Likewise, Australia and New Zealand continue to show volume decreases ($3.0 million for the year and $0.8 million in the last quarter) which are primarily attributable to increased levels of competition from foreign imports and a slow down in consumer spending.

      While similar market pressures have been experienced over the year in the Metrology and Magnetics products divisions, volume increases over the prior period of $2.4 million for the year and $0.4 for the quarter were still achieved. This was attributable to growth in the Metrology distribution facility in Maastricht and increases in export sales in Eclipse Magnetics following the establishment of new distribution channels.

(c) Sales rebates charged in the year ended September 30, 2005 amounted to $4.4 million and $0.9 million of rebates were expensed in the quarter ending on that date. The level of rebates in the year ended September 30, 2005 has increased by 13.6% over the comparable period last year. This is due to: increased trading volumes in France; the offering of increased rebates in the UK in the Company's Neill Tools division as an additional customer incentive in a highly competitive sales market; and adverse movement in the (pound)/US$ cross rate.

2004 COMPARED TO 2003

Sales from continuing activities increased by $9.4 million (10.2%) from $90.1 million in the year ended September 30, 2003 to $99.5 million for the year ended September 30, 2004. Sales of $24.0 million for the quarter ended September 30, 2004 were $4.6 million (23.2%) higher than sales of $19.4 million recorded for the comparable prior year period.

The net increase in sales for both the year and quarter ended September 30, 2004 over the comparable periods in the year ended September 30, 2003 is analyzed as follows:

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
                                                 ====              ===

The net revenue increases over prior periods can be summarized by principal business segment as follows:

                                                 Year ended        Quarter ended
                                                 September 30,     September 30,
                                                 2004              2004
                                        Note     $m                $m
                                        ----     -------------     -------------
a) Hand and garden tools

   Effect of exchange rate movements    (a)      10.2              1.4
   Sales volume (decreases)/increases   (b)      (3.4)             2.0
   Rebates                              (c)      (0.2)             0.2
                                                 ----              ---
                                                  6.6              3.6
                                                 ----              ---
b) Metrology tools

   Effect of exchange rate movements    (a)       1.6              0.4
   Sales volume increases                         0.2              0.2
                                                 ----              ---
                                                  1.8              0.6
                                                 ----              ---
c) Magnetic products

   Effect of exchange rate movements    (a)       1.0              0.2
   Sales volume increases               (b)        -               0.2
                                                 ----              ---
                                                  1.0              0.4
                                                 ----              ---

   Total                                          9.4              4.6
                                                 ====              ===

Notes:

(a) The functional currency of the majority of the group's revenues is sterling and the variation in the US$/(pound) cross rate in both the year and the quarter ended September 30, 2004 compared to the comparable periods last year has had a significant favorable impact on the US dollar value of the group's sales. The average cross rates in the periods under review were as follows:

                                                  Average Cross Rates
                                        ----------------------------------------
                                        2004            2003           %Movement
                                        ----            ----           ---------
      Year ended September 30           1.787           1.597          +11.9%
      Quarter ended September 30        1.788           1.614          +10.8%

(b) Business conditions in most of our end markets remained difficult as a result of depressed demand, the intense competition from competing suppliers in a number of our product ranges and the adverse effect of a weak US dollar in certain of our export markets. Additionally, although the Company strategy to aggressively promote our product continued, increased expenditure in 2004 on expanding and strengthening the sales and marketing infrastructure was not sufficient to fully absorb the increase in overhead on the previous year.

      Within the hand and garden products segment, despite difficult trading conditions both the Neill Tools and Robert Sorby divisions showed aggregate sales volume increases for both the quarter ($2.3 million (26.4%)) and the year ($4.1 million (9.9%) ended September 30, 2004 compared t the comparable period last year. Furthermore, the Neill Tools 2004 sales volume increase was achieved despite the cessation of trade with a major UK wholesaler, to whom Neill Tools sold $2.8 million of product in the year ended September 30,2003.

      However, the sales volume increases achieved in Neill Tools and Robert Sorby were exceeded by sales volume decreases in the Australia and New Zealand divisions (a $0.4 million (13.6%) shortfall in quarter 4, 2004 and a $7.4 million (37.4%) fall for the year). The Australian sales shortfall in 2004 compared to the level of sales achieved in 2003 is primarily due to the loss of a major customer to whom significant sales were made in the first three-quarters of fiscal 2003.

      Similar market pressures were prevalent in the metrology, magnetic products segments and in the Company's French subsidiary but volumes were largely maintained with both divisions generating a marginal sales volume increase by the end of the year.

(c) The level of rebates increased in 2004 as a result of both increased sales and changes in customer profile within the Neill Tools division together with the benefits experienced in 2003 which accrued from certain customers not triggering higher rebate levels not being repeated in the current year.

      Sales rebates charged in the year ended September 30, 2004 amounted to $3.6 million and $1.0 million of rebates were charged in the quarter ending on that date.

SEGMENTAL REVIEW OF SALES

We aim to maintain and develop the sales of our businesses through the launch of new products, the improvement of existing items and the continued marketing of our portfolio of brands in order to retain and gain market share.

Sales and revenue details on a segment basis are as follows:

NEILL TOOLS

2005 COMPARED TO 2004

Sales for the year to September 30, 2005 of $43.9 million showed a reduction of $0.5 million (1%) over last year's sales of $44.4 million. The decrease was attributable to adverse volumes of $1.7 million and increased rebates of $0.3 million offset by favorable exchange movements of $1.5 million.

Despite a promising start in the first half of the year Neill Tools witnessed particularly difficult trading conditions in the third and fourth quarters of the year. The UK retail market continued a downward trend, especially in the multiple retail sector, and market indicators recorded UK retail sales at their lowest for over 20 years. Additionally, export sales, which in the first half of the year had exceeded expectations, have seen an easing in demand. Our strong export sales performance at the beginning of the year was bolstered by the demand generated by the huge construction programs that were put in place following the conflicts in the Middle East, but this demand has now begun to slow. In addition Neill Tools experienced a weakening of its order book with Middle Eastern countries during quarters three and four. The continued worldwide terrorist activity has affected the appetite for business travel and as a consequence sales orders have declined.

UK trading conditions, especially in the garden tools market, have deteriorated due to increasingly soft demand in the multiple retail sector. Despite the resultant sales shortfalls in our gardening business, the "Predator" woodsaw range, which was so successful last year, has continued to sell strongly. As previously reported, capital investment of approximately $0.9 million in new woodsaw and hacksaw blade plant has been approved and is now almost fully operational. This will ensure that the record levels of productivity experienced in the year can be sustained.

The threat to the business from low-cost, Far Eastern economies continues unchanged. These competitive pressures have been exacerbated by the weakness of the US dollar, price increases imposed by our steel, plastics and utility suppliers, and the difficulty within a competitive market place of passing on these increases to customers. Despite this, margins have been maintained when compared to last year, as divisional profitability has benefited from favorable sales mixes, the sale of obsolete inventories at amounts above NRV and the successful implementation of a number of strategic initiatives to reduce the cost of manufacturing and distribution.

During the year the division announced a reorganization in connection with the closure of part of one of its manufacturing facilities, and carried out a review of its UK manufacturing operations, for which costs of $1.5 million have been provided. These initiatives will reduce the division's reliance on own-manufactured items and will enable the division to progress the sourcing of componentry for UK assembly to further reduce costs and improve profitability.

Given the depressed trading conditions, focus has been directed towards tight overhead cost control and reorganizations of certain sales and administrative functions have been undertaken to reduce these costs.

2004 COMPARED TO 2003

Revenues for the year to September 30, 2004 of $44.4 million showed an improvement of $6.9 million (18.3%) over the 2003 revenues of $37.5 million. This increase was attributable to favorable exchange movements of $4.6 million, and increased volumes of $3.4 million offset by an increase in sales rebates of $1.1 million.

While the division experienced a demanding year, the decision implemented in July 2003 to cease trading with its major UK wholesale customer and to deal with its customers on a direct basis, reaped benefits and enabled the division to re-establish links with its customer base. The increased UK sales were partially offset, however, by the weakening dollar that continued to have a detrimental effect on sales into certain export markets that were linked to that currency. To counteract this decline in price competitiveness, margins were reduced in some regions in order to achieve substantial fixed volume orders. In other areas, such as the Middle East, the division received increased orders for metal cutting blades due to a major competitor experiencing financial difficulties, and hand tool sales and orders strengthened as a result of the proliferation of rebuilding projects following the conflicts in Iraq.

The Company continued to invest in new product development, improved overseas distribution and the marketing of group product through its overseas subsidiaries.

The 'Predator' woodsaw range was revitalized in the year and sales order intake exceeded all expectations with the woodsaw department operating on a three shift basis to meet demand. Likewise, the division successfully secured business with two major UK builders merchants for woodsaws and contractors' tools. The introduction of hand power tools into the UK market under the S&J brand generated approximately $1.8 million of sales in the year.

Although sales improved, divisional management remained fully appreciative of the shrinking UK manufacturing base and the threat from low-cost, Far Eastern economies. Manufacturing costs remained high and, in order to compete effectively in a global market, alternative sources of supply were sought.

The control of costs, especially increased distribution costs associated with the change in customer delivery requirements, became a major priority.

ECLIPSE MAGNETICS

2005 COMPARED TO 2004

Revenues for the year increased by $1.4 million (14.8%) from $9.3 million in 2004 to $10.7 million in 2005. This increase was due, in the main, to improved trading volumes of $1.0 million and favorable exchange differences of $0.4 million.

Sales of both the distribution range of products and the engineered products line have shown a marked improvement when compared to last year helped by new distribution channels in Europe and new initiatives in South America.

The higher technology area of the division, "Applied Magnetic Systems", has continued to design and develop new products, mainly driven by the material handling and separation business. New products have been designed, developed and installed within the food and automation industries, covering liquid processing, conveying and materials handling industry. In particular, the division has been successful in developing a new range of patented filtration products, 'Micromag', which is designed to protect expensive pumps and valves.

In the industrial sector, reduced demand was experienced from key sales accounts as certain customers migrated to Far Eastern manufacturers.

As previously reported, the standard low technology area of the business has continued to be eroded by good quality imports at low price points from our competitors in China and the Far East. This is directly impacting on our distribution and industrial markets where customers are switching supply sources to the Far East or redesigning systems and applications to accommodate newer magnetic materials.

Despite sales price erosion, increases in steel prices and the cost of utilities, 2005 gross margins have not been eroded thanks to the stabilization of raw material prices for nickel and cobalt (two major alloys used in magnet manufacturing), an improved mix of products sold within the engineering products division and improvements in manufacturing costs.

The main challenges to the business continue to be the delivery of a lower manufacturing cost base, delivering added value to customers, the continued development of new products through the Applied Magnetics Systems division and increasing market share within key product segments.

2004 COMPARED TO 2003

Sales for the year increased by $1.0 million (12.3%) from $8.3 million in 2003 to $9.3 million in 2004. The increase was due primarily to favorable exchange differences with sales volumes remaining static.

During this challenging year the division suffered from the generally depressed industrial economic conditions. Most markets were stagnant and the depressed nature of the sector was exacerbated by the continuing weakness of the US dollar which challenged margins and reduced competitiveness in comparison to locally based manufacturers.

The standard low technology area of the business continued to be affected adversely by the increased presence of good quality imports from our competitors in China and the Far East, which directly impacted upon our distribution and industrial markets. On top of this, Eclipse witnessed a 60% increase in the raw material prices of nickel and cobalt, two major alloys used in magnet manufacturing, which inevitably resulted in margin erosion.

The division's higher added value Applied Magnetics operation continued to flourish, however, showing an 18% sales growth in the year. During the year the Company refocused its sales activities towards these higher technology products, particularly materials handling and product separation, to mitigate volume reductions and product discontinuations in its traditional permanent magnets business.

The division continued to offer a high level of quality product and after sales service with emphasis on new products and ranges. The new Optimag standard range launched during the year offered the automotive, automation, and materials handling markets a high performance clamping module for all materials handling applications. Likewise, the Automag oil filtration device, designed to remove all ferrous contamination from oils within manufacturing process lines, was launched and was well received by UK automotive manufacturers. The patented "Ultralift" permanent lifting magnet increased its market share and continues to grow at over 10% per year. During the year new industrial catalog listings were obtained with major distributors in Germany and the USA, building solid foundations for the future.

ROBERT SORBY

2005 COMPARED TO 2004

Robert Sorby sales for the year showed no overall movement from last year ($5.0 million in both years), although favorable exchange movements of $0.2 million were offset by a volume decrease of $0.2 million.

Robert Sorby has suffered from a very challenging market place, especially in the second half of the year. UK home retail market sales fell by 7% compared to last year, reflecting the competitive trading conditions and reduced consumer demand. To resist sales dilution the division's UK marketing effort has centered on the attendance at national, regional and dealer shows, supported by specialist magazine advertising. Additionally, Robert Sorby's mail order operation has now become firmly established and continuing focus is to be placed here in the future. As a result of strong demand in this sector an e-commerce web site is currently under construction.

Overseas sales have also been disappointing, especially in the US. We have continued to maintain a strong overseas promotional activity, which is essential in retaining market share and resisting the efforts of competitors to consolidate their own market positions.

As well as flat UK and overseas markets, Robert Sorby, in common with other of the Company's business units, faces the issue of escalating raw material costs. Whilst increases in steel prices have hitherto been resisted, we are now being forced to accept that cost revisions are inevitable and any such price increases may adversely affect sales volume going forward.

2004 COMPARED TO 2003

Sales for the year increased by $1.2 million (29.8%), rising from $3.9 million in 2003 to $5.1 million in 2004. The increase was due to increased volume growth of $0.7 million and favorable exchange rates of $0.5 million.

The division had a successful year with substantial sales volume growth. Despite the weak US dollar, sales into North America remained buoyant in the year. This strong overseas sales performance was able to compensate for a flat UK market where demand was depressed.

In the soft UK market, the main thrust continued to be the promotion of lathes, lathe chisels and lathe chucks where the division occupied an increasingly strong position. The introduction of the new DVR lathe in the first quarter impacted very strongly on subsequent periods' results. This introduction was supported by heavy promotional activity including consumer advertising, consumer literature and in-store demonstrations. Other product sales have flowed through as a result of this activity.

As with other divisions, Robert Sorby has suffered through the weakness of the US dollar as a high percentage of business is generated in North America. This position was exacerbated by the closure of a major customer in November 2003. However the loss of the customer and the negative impact of a weak dollar was compensated by an increase in business with other dealers.

BOWERS

2005 COMPARED TO 2004

Sales for the year showed an increase of $1.9 million (14.3%) from $13.7 million in 2004 to $15.6 million in 2005. $1.4 million of this increase is attributable to increased sales volume with the remaining $0.5 million due to favorable exchange rate variances.

Quarter 4 results were in line with forecast but a larger than normal slowdown in sales to the USA over the summer months and manufacturing capacity issues in the UK resulted in the division being unable to recover trading profit shortfalls in quarters 1 and 2.

The new sales and distribution facility set up in Maastricht, Holland, is now fully operational and has continued to have a favorable impact on trading volumes. This new facility, specializing in the distribution of portable hardness testing equipment manufactured in China and the sale of general engineers' hand tools, has excellent connections in mainland Europe. The division's earnings have been depressed by considerable set-up costs but it is anticipated that its profitability will be increased once these one-time charges are eliminated. An allied manufacturing, quality control and distribution centre is being established in Shanghai, China and this is expected to improve divisional margins further once the business is fully functional during Q2 of fiscal 2006. Currently the quality control operation for these hand tools is being carried out in Maastricht but this will be transferred to Shanghai where the division will benefit from lower labor costs.

Other successes in the year include solid performances in the USA, although the growth experienced during the first three quarters of the year slowed down in the last quarter. High sales levels of the new Smart Plug 2-point product have also been encouraging. Good progress has been made in new markets throughout the year and new or additional distributors have been appointed in Turkey, Australia, Mexico, Hong Kong and Russia.

Overheads were strictly controlled throughout the year, which helped to compensate for lower than expected revenues. A restructuring of the UK sales operation in Q4 will also reduce overheads for the new financial year.

Margins showed marginal deteriorations due to efficiency problems at one of the UK manufacturing sites but this will be addressed through a new capital expenditure initiative that is to be implemented in Q1 of fiscal 2006. Mitigating these adverse margin impacts was the slight strengthening of the $ which lowered the cost of factored items purchased from the Far East.

Looking forward, demand for own manufactured hand tools will continue to face further pressure from cheap Far East imports and increased emphasis will be placed on the new systems division which offers bespoke gauging solutions. The Company therefore recognizes that it needs to continue to focus the UK manufacturing sites on producing more high technology products and measuring solutions. In order to make the Company more competitive in the low technology sectors various initiatives are being explored including the establishment of the manufacturing and distribution centre in Shanghai.

2004 COMPARED TO 2003

Sales for the year increased by $1.8 million (13.3%), rising from $11.9 million in 2003 to $13.7 million in 2004. The increase was due primarily to favorable exchange fluctuations with only modest sales volume growth.

The trend for the year continued into quarter 4 where a steadily improving US market was offset by difficult trading conditions in Europe. In particular sales to France and Italy witnessed significant reductions from the previous year while sales into Germany saw improvements, although part of this increase was attributable to goods being re-exported to expanding Eastern European markets.

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

With regard to UK sales, the final quarter of 2004 saw some improvements although the year finished well behind expectations. The main successes were in the Aerospace sector, with several projects signed with blue-chip manufacturers. Likewise the systems side of the business continued to expand and the new Moore & Wright brand of digital products achieved important listings in several of the large UK catalog distribution companies.

The capital products within the range continued to disappoint, due to the hesitancy of key customers to invest, but some signs of recovery were experienced, led mainly by demand from UK based aerospace manufacturers.

The successful launch of the new Smart Plug 2-point range far exceeded expectations.

S&J FRANCE

2005 COMPARED TO 2004

Sales in the year increased by $0.8 million (7.8%) from $9.6 million in 2004 to $10.4 million in 2005, the increase being attributable to favorable exchange rate variances of 0.5 million and volume increases of $0.3 million.

On a macro level the French economy has remained depressed with increased unemployment rates, lower consumer confidence and reduced spending levels. Business conditions in the company's markets have reflected the sluggish retail environment with price competition and consolidation of competitors putting pressure on margins. Additionally, the company suffers from a large amount of French garden product turnover being concentrated in a small number of retail outlets, which makes price negotiations very difficult. As a result of this, the company has been forced to offer higher rebate levels to stimulate sales.

Significant marketing activity has been undertaken during the year to promote the Company's principal brands and new listings have continued to make an important impact especially brass ornaments, thermometer and weather station ranges, culture products, extensions to the garden product and hand tool range and plastic shovels. Given the seasonal nature of garden product sales, the marketing and promotional activity undertaken in the year (new design and packaging for the company's principal brands; creation of new web site) together with the impact of new ranges have played an important role in the French division.

Gross margins in the year to September 30, 2005 have improved by two percentage points over the comparable period last year as a result of production efficiencies and the negotiation of more favorable supplier terms. An overhead reduction program has also been successfully implemented.

Further range expansions and the set up of a mail order service for garden products and accessories are planned to enhance the Company's market position.

2004 COMPARED TO 2003

Sales increased by $0.9 million (10.7%) from $8.7 million in 2003 to $9.6 million in 2004, the increase being attributable to favorable exchange rate variances of $1.1 million offset by increased sales rebates ($0.1 million) and volume decreases ($0.1 million).

The French economy remained depressed during the year and the poor weather in March and April resulted in reduced garden tool sales activity in the key selling months for the garden season from which full year sales never fully recovered.

Despite the flat trading conditions several new listings were achieved for new products including brass ornaments and the stainless steel range extensions.

In addition the division was successful in gaining the business of two new private labels and the increased sales orders arising from these new outlets crystallized as additional sales revenues.

Production improvements were introduced in the year in the assembly and paint area with the involvement of UK manufacturing management.

AUSTRALASIA

2005 COMPARED TO 2004

Sales decreased from $17.4 million in 2004 to $15.0 million in 2005, the $2.4 million (13.8%) decrease being attributable to sales volume decreases of $3.0 million and increased sales rebate levels of $0.3 million offset by favorable exchange variances of $0.9 million.

The sales revenues of the Australian division have continued to suffer in comparison to the prior year due to the loss of business with a major Australian retailer, increased levels of competition and a softening in retail demand spurred by increases in domestic interest rates which have negatively impacted on consumer spending.

In New Zealand, lower than expected sales levels are attributable to increased levels of competition from Asian imported power and air tool products and the loss of business with a major retail group. As in Australia, increased domestic interest rates and speculation concerning further rate hikes have dented consumer confidence and slowed demand.

Margins in both Australia and New Zealand have remained under pressure given the sluggish retail demand, the increased promotional and marketing costs necessary to maintain sales levels, unfavorable sales mixes and reduced exchange gains from a weakening Australian dollar. These adverse effects have been mitigated, where possible, by improved product sourcing.

Mitigating the margin dilution have been overhead reductions over the prior year in excess of 20% across all cost centers in the two Australasian units.

Competition from imported Asian products and the increasing trend of the large Australian retailers to import and develop their own home brands continues to place pressure on the sales and margins of the business. To counter this trend, the division has instigated aggressive pricing policies to ensure it can maintain and improve existing sales volumes and market share in all categories in which it competes. The division also remains focused on re-establishing and consolidating its trading relationships with retail customers and suppliers and on maximizing the selling opportunities of the Spear & Jackson branded products. In this regard, management has now introduced a number of new and extended ranges and promotional programs across the digging, garden cutting, handsaw and air tool ranges. In addition, the division has concentrated on improved product sourcing to ensure that all S&J branded product meets customers' expectations and is positioned within the appropriate price points. To date, not all of these initiatives have reached their full potential but we do anticipate that incremental sales and margin growth will be forthcoming. In addition, management has initiated a series of cost cutting measure, including the restructuring of the workforce, in order to meet the slow down in sales demand.

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

The considerable fall in sales from 2003 is principally due to the poor performance of hand tools, masonry products and garden tools arising from:-

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

(c) The loss of significant power tool business with a major retailer and changes to legislation regarding the specification of electrical goods, which saw a substantial reduction of power tools inventories at lower than budgeted margins to avoid significant stock obsolescence provisions.

COSTS OF GOODS SOLD AND GROSS PROFIT

Summary details regarding costs of goods sold as a percentage of sales and gross profit margins in the periods under review are as follows:

                        Years ended September 30,     Qtrs. ended September 30,
                        -------------------------     --------------------------
                        2005     2004      2003       2005       2004      2003
                          %        %         %          %          %         %
                        ----     ----      ----       ----       ----      ----
Cost of goods sold
as a % of sales         66.99    67.92     68.61      66.59      64.83     71.32

Gross profit margin     33.01    32.08     31.39      33.41      35.17     28.68

Costs of goods sold decreased marginally to $67.5 million in the year to September 30, 2005 from $67.6 million in 2004. In the quarter to September 30, 2005 the cost of goods sold was $14.8 million compared to $15.6 million in 2004, an increase of 12.1%.

COMPARISON OF 2005 TO 2004

Despite continuing raw material (principally steel and plastic) and utility price increases, together with increases in the cost of fuel used to operate our manufacturing processes, gross margins have continued to show improvements over last year, as a result of:

   - exchange gains realized on the purchase of factored products denominated in US dollars from suppliers in the Far East;

   -  a more favorable and advantageous sales mix;

   - further increase in selling directly to customers rather than via intermediaries;

   - improved product sourcing and increased factoring and production efficiencies;

   -  negotiated price increases; and

   - sale of slow moving inventories at amounts in excess of their net realizable value.

We continue to monitor and evaluate means of maintaining and improving current sales mixes and of further reducing costs of goods sold across all of our principal trading operations to avoid margin erosion. The highly price sensitive markets in which we operate make it prohibitive to pass on adverse variances to certain of our customers. This, and the upward pressure on steel prices caused by strong demand from China, will continue to have an adverse influence on our margins in the short term, as will increasing utility costs.

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

COMPARISON OF 2004 TO 2003

Margins were negatively impacted in the year by a number of raw material price increases (principally rises in cost of nickel and cobalt, major raw materials of our magnetic products, and steel), together with increases in the costs of fuel used to operate our manufacturing processes and higher utility charges. These adverse variances were mitigated, however, by the following factors which has meant that overall gross profit margins improved over the year, and especially in the last quarter of the year:

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

   - the release, in September 2004, of the excess element of UK stock loss provisions. As in previous years these provisions had been accrued in the first three quarters of the year based on management's estimates of the expected ongoing level of stock losses. The excess portion was identified following the completion of the year-end inventory counts.

EXPENSES

2005 COMPARED TO 2004

Selling, general and administrative (SG&A) expenses increased by $1.7 million (5.6%) from $29.7 million in the year ended September 30, 2004 to $31.4 million in the year ended September 30, 2005. SG&A expenses for the quarter ended September 30, 2005 were $7.0 million, a decrease of $0.2 million (3.3%) over the expenses charged in the equivalent period last year.

The principal reasons for the movements are as follows:

                                            Increase/(Decrease) over Prior Years
                                            ------------------------------------
                                                Year ended      Quarter ended
                                               September 30,    September 30,
                                                   2005             2004
                                                    $m               $m
                                               -------------    -------------

a) Impact of movements in average                   1.10           (0.1)
   US$/sterling cross rates in the period

b) Increased FAS87 pension costs                    2.69            0.63

c) Inflationary increases net of foreign            0.50            0.10
   exchange gains and losses on trading
   transactions

d) Decreased head office costs relating to         (0.7)           (0.3)
   reduced legal and professional fees,
   monitor fees and associated costs

e) Increased UK warehouse and distribution          0.40            0.10
   costs following the change to direct sales

f) Release of excess provision associated with     (0.75)          (0.25)
   settlement of severance compensation
   payable to former Managing Director

g) Cost savings in Australia                       (1.1)           (0.3)

h) Other net decreases in SG&A expenses            (0.44)          (0.08)
                                                   -----           -----

Total increase (decrease) in SG&A expenses          1.70           (0.2)
                                                   =====           =====

2004 COMPARED TO 2003

SG&A expenses increased by $7.8 million (35.8%) from $21.9 million in the year ended September 30, 2003 to $29.7 million in the year ended September 30, 2004. SG&A expenses for the quarter ended September 30, 2004 were $7.2 million, an increase of $1.6 million (29.6%) over the expenses charged in the equivalent period last year.

Major reconciling items were as follows:

                                                     Increase over Prior Years
                                                   Year ended      Quarter ended
                                                  September 30,    September 30,
                                                      2004             2004
                                                       $m              $m
                                                  -------------    -------------

a) Impact of movements in average                      2.5              0.6
   US$/sterling cross rates in the period

b) Increased FAS87 pension costs                       1.0              0.2

c) Inflationary increases and set up costs of          0.6              0.2
   Florida US sales infrastructure

d) Increased head office costs relating to legal       1.1              0.3
   and professional fees, monitor fees and
   associated costs

e) Increased UK warehouse and distribution             0.6                -
   costs following the change to direct sales

f) Settlements of senior and other employees'          0.6                -
   severance liabilities in 2002/3 for amounts less than anticipated. There are no comparable items in 2003/4

g) Exceptional bad debt recoveries in Q1               0.1                -
   2002/3 that were not repeated in 2003/4

h) One-time car leasing benefits in Q2 2002/3          0.2                -

i) Exchange losses suffered                            0.2                -

j) Settlement of sales tax liabilities at
   amounts less than anticipated                       0.2                -

k) Current year expansion of UK and                    0.5              0.2
   Australasian selling and administration
   functions, increased property depreciation and other costs

l) Increased audit and other compliance costs          0.2              0.1
                                                       ---              ---

Total increase in expenses                             7.8              1.6
                                                       ===              ===

OTHER INCOME AND EXPENSES

Other income and expenses has moved from a charge in both 2003 and 2004 ($0.1 million and $0.2 million respectively) to a credit of $0.2 million in 2005.

This improvement is attributable to higher 2005 bank interest receivable in the Company's UK businesses. During 2004 cash balances in the UK were negatively impacted by the cash outflows relating to the purchase of land and buildings at Wednesbury, England for $3.2 million. This resulted in increased interest charges during 2004. The sale of the excess element of the Wednesbury site for $5.2 million in January 2005 and the $3.4 million derived from the disposition of the Company's warehouse in Boca Raton have increased cash balances and generated higher interest income.

INCOME FROM CONTINUING OPERATIONS BEFORE UNUSUAL ITEMS AND INCOME TAXES

Our profit from continuing activities before income taxes in the year ended September 30, 2005 amounted to $2.0 million (2004 : $2.0 million, 2003 $6.3 million). In the quarter ended September 30, 2005 the profit from continuing operations before tax was $0.6 million (2004 : $1.2 million, 2003 : $0.1 million
(loss)).

UNUSUAL OR INFREQUENT ITEMS

GAIN ON SALE OF LAND AND BUILDINGS

In the year to September 30, 2005 the Company has recorded net gains of $3.3 million on the sale of land and buildings. On January 28, 2005 the Company completed the sale of part of its industrial site at St. Paul's Road, Wednesbury, England and on February 15, 2005 the Company also concluded the disposal of its warehouse and office facility in Boca Raton, Florida. Details of these sales are as follows:

                            Wednesbury             Boca Raton            Total
                              England                Florida
                                $m                     $m                 $m
                            ----------             ----------            -----

Sale proceeds                   5.2                    3.5                8.7
Less net book value            (2.2)                  (3.2)              (5.4)
                               -----                  -----              -----
                                3.0                    0.3                3.3
                               =====                  =====              =====

In the results for the nine months ended June 30, 2005 the Company deducted $0.7 million of reorganization costs from the gain on sale relating to the Wednesbury property. These costs are now presented within Manufacturing Reorganization costs below.

MANUFACTURING REORGANIZATION COSTS

Manufacturing reorganization costs comprise:
                                                      Note             $m

Manufacturing reorganization and relocation           (i)              0.4
Severance costs                                       (ii)             0.5
Fixed asset impairment write-downs                    (iii)            0.8
Release of provisions                                 (iv)            (0.6)
                                                                      -----
                                                                       1.1
                                                                      -----

(i) As a result of the sale of the surplus element of the Wednesbury property, the Company is contractually obliged to vacate office and warehouse facilities located on these parts of the site that have been sold. A provision of $0.4 million has been made for costs in connection with this obligation. The provision principally relates to office and factory refurbishment and reorganization expenses together with expenditure in respect of departmental relocations within the remainder of the site. Following the sale, elements of the Wednesbury manufacturing operation have been closed or transferred and costs in connection with these initiatives are dealt with in (ii) and (iii) below.

In the final quarter of the year the Company performed a review of its UK manufacturing operations and has now begun implementation of a number of strategies to reduce its ongoing cost base. Costs incurred in the implementation of these initiatives comprise:

(ii) Severance costs relating to the closure and down scaling of certain manufacturing processes at the Company's Sheffield and Wednesbury locations in the UK.

(iii) The ongoing usage and remaining asset lives of the plant and machinery involved in the restructured operations have been reviewed and impairment write-downs made where necessary.

(iv) Certain provisions made in prior periods relating to manufacturing initiatives that will not now be implemented following the finalization of the Company's UK manufacturing reorganization strategy have been released in the year.

INCOME TAX

Income taxes of $0.5 million were provided in the year ended September 30, 2005 (2004: 1.2 million, 2003: $1.5 million). In the quarter ended September 30, 2005 there was a tax credit of $0.2 million (2004: $0.5 million charge, 2003: $0.3 million credit).

Income taxes represented 11.1% of profit before tax in 2005 (2004: 59%, 2003:
23.8%).

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

The principal reasons for the significant fluctuations between the effective rates of tax and the US Federal statutory rate in the periods under review are summarized below:

a) 2005

   The effective rate in the year ended September 30, 2005 was less than the expected statutory rate for the following reasons:

   i) The $3.0 million profit on the sale of the Company's excess land at Wednesbury, England, is not subject to taxation due to the availability of capital tax losses brought forward not recognized in the deferred tax computation. This has reduced the theoretical tax charge by $0.9 million.

   ii) Income within certain overseas subsidiaries within the Spear & Jackson Group is taxed at different rates from the effective rate. The typical non-US taxation rate suffered by the Company's US overseas subsidiaries is approximately 30% compared to a US Federal Statutory rate of 35%. The effect of applying a rate of 30% as opposed to 35% to the Company's results is a tax credit of approximately $0.1 million.

   iii) Certain adjustments were made to prior year estimates resulting in a $0.2 million credit to the taxation charge.

   iv) The utilization of certain tax losses that are not recognized within the deferred tax computation has further reduced the tax charge by $0.1m.

The above were only partially offset by items which contributed to a higher than expected statutory rate such as:

   i) Permanent differences between accounting and taxable income as a result of non-deductible expenses. (tax effect $0.1 million)

   ii) In addition the effective rate of tax has been increased as a result of losses that have been incurred in the United States for which no utilization against future projects is envisaged in the short term and to which a valuation allowance has therefore been applied. (tax impact $0.2 million)

Because of the availability of tax net operating losses, other tax credits and the benefit of a tax deduction (spread over four years) in respect of the special contribution of $7.2 million that was made to the Company Pension Plan in the year, it is not anticipated that any significant element of the taxation provision for the year will result in the payment of income tax.

b) 2004

   The effective rate in the year ended September 30, 2004 was greater than the expected statutory rate for the following principal reasons:

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

c) 2003

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

   ii) The Company was informed by its former parent undertaking of reductions required to the carrying value of UK NOLs brought forward from prior accounting periods. This adjustment resulted in an increase to the tax charged of $0.2 million.

   iii) The typical non-US taxation rate suffered by the Company's overseas subsidiaries is approximately 30%, compared to a US federal statutory rate of 35%. The effect of applying a rate of 30% as opposed to 35% to the Company's pre-tax earnings results in a tax credit of $0.3 million.

   iv) Losses arose in certain subsidiaries during the year that could not be offset against other taxable income and which were not treated as a deferred tax asset as no short-term utilization of these losses could be anticipated. The tax value of these losses was $0.2 million and the Company's tax charge for the year was correspondingly increased by this amount.

NET INCOME FROM CONTINUING OPERATIONS AFTER INCOME TAXES

Our net profit after income taxes from continuing operations was $3.7 million for the year to September 30, 2005. This compares to a profit after income taxes of $0.8 million for the year ended September 30, 2004, and $4.8 million in 2003.

DISCONTINUED OPERATIONS

Discontinued operations relate to the thread gauge measuring division of the Metrology Division, based in the UK, and the Megapro screwdriver division of Spear & Jackson, Inc.

During the fourth quarter of fiscal 2005, the company began marketing for sale the thread gauge measuring business that is located in the United Kingdom. The carrying values of the assets relating to this entity have been written down to estimated fair value.

The Megapro screwdriver division was disposed with effect from September 30, 2003 when the trade and assets of the principal Megapro companies were transferred at their net book value to a management buy-in team headed by the managing director of the Megapro business.

In accordance with SFAS No. 144, "Accounting For the Impairment or Disposal of Long-Lived Assets", the Company's previously issued Financial Statements have been reclassified to present separately the net operations, cash flows, assets and liabilities of these business segments, where material, as Discontinued Operations.

Total losses attributable to discontinued operations were $0.6 million in the year ended September 30, 2005 and $0.4 million and $0.2 million in the years ended September 30, 2004 and September 30, 2003 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity, cash flows and capital resources were as follows:

                                           September     September     September
                                           30, 2005      30, 2004      30, 2003
                                           $ m           $ m           $ m
                                           ---------     ---------     ---------

Cash and cash equivalents                   7.3           5.1           9.2
Overdrafts                                 (0.8)         (0.1)         (0.3)
Working capital (excluding deferred tax)   29.9          28.8          28.3
Stockholders' equity                       26.2          29.4          31.9
                                           ====          ====          ====

Net cash (used in) provided by
 operating activities                      (5.8)          3.4           6.6
Cash provided by (used in) investing
 activities                                 7.3          (7.1)         (1.7)
Cash provided by (used in) financing
 activities                                 0.7          (0.3)         (2.1)
Effect of exchange rate changes               -          (0.1)         (0.1)
                                           ----          ----          ----
Changes in cash and cash equivalents        2.2          (4.1)          2.7
                                           ====          ====          ====

DISCUSSION OF CASH FLOWS

2005 COMPARED TO 2004

Net cash used by operating activities in the year ended September 30, 2005 was $5.8 million (2004: $3.4 million cash generation). This represents a year on year adverse movement of $9.2 million (271%) which arose primarily from the following:

   -  increase in net outflows from other assets and liabilities of $5.6m (194%)

   -  decrease in trade working capital inflows of $3.3 million (196%)

   - Reduction in net income (adjusted for depreciation, gain on sale of land and buildings and deferred income taxes, etc) of $0.3 million (8.4%) as dealt with in the commentary of results above.

The reasons for these variances in the cash flow movements associated with other assets and liabilities and trading working capital are summarized below:

(a)   Variances in cash flows attributable to other assets and liabilities

      i) The major contributory factor is the payment of the special contribution of $7.2 million to the UK Pension Plan that was made in two equal installments in June and September 2005. Additionally, annual employer pension contributions increased by $0.3 million, from May 2005, following agreement between the company and the Trustees of the UK Pension Plan.

      ii) The $0.8 million of additional legal and professional fees, monitor costs and related expenses accrued in the US Holding Company at September 30, 2004 have been partially defrayed in the year under review thereby giving rise to a cash outflow. Further costs will continue to be incurred until the monitor's duties are curtailed and the various litigation issues are resolved.

      iii) Release of a $0.6 million restructuring provision (as discussed in manufacturing reorganization costs, above) that was made in prior periods.

      The adverse effect of the above has been mitigated by:

      i) Reduced lease payments in the year payable on the UK car fleet of $0.2 million.

      ii) The inclusion of UK reorganization and severance provisions at September 30, 2005 which will not be paid until fiscal 2006.

      iii)  An increase in the non-cash FAS 87 pension charge of $2.7 million.

(b)   Trade working capital variances.

      The net decrease in cash inflows derived from increases in trade working capital is as follows:

                                               Note          $ million
                                               ----          ---------

      Increased inventory outflows             (i)           (6.7)
      Increased trade receivable inflows       (ii)           4.0
      Increased trade payable outflows         (iii)         (0.6)
                                                             -----
                                                             (3.3)
                                                             -----

      i) In the year ended September 30, 2005 inventories increased by $3.6 million compared to a decrease of $3.1 million in the year ended September 30, 2005. During 2004 a rigorous inventory reduction program had been initiated. In addition, stock levels at September 30, 2003 were particularly high with one-off stock builds in the Company's Australian subsidiary and the bulk purchase of new ranges of factored products in the UK. These stock-builds reversed in 2004 thereby contributing to the cash inflows in 2004. Not only were they not repeated during 2005 but inventory levels have been adversely impacted by poor UK final quarter sales. Additionally, purchases of stock in the new Metrology Division in Holland have also had an adverse effect on inventory flows, as have strategic stock builds in those sectors of the UK business that are undergoing reorganization.

      ii) UK sales in August and September 2004 benefited from increased turnover of approximately $1.8 million when compared to the equivalent period in 2003. The inflow from trade receivables in the year ended September 30, 2005 therefore benefits from cash received from these sales. Sales levels in the last quarter of 2005 across the majority of divisions have been lower than those witnessed in the last quarter of 2004. This has therefore reduced trade receivables and further contributed to the favorable movement in trade receivables when compared to last year.

      iii) Decreased trade payable inflows of $0.6 million have arisen in the year due to increasing levels of purchases from overseas on reduced payment terms.

Cash inflow from investing activities in the year ended September 30, 2005 was $7.3 million compared to an outflow of $7.1 million in 2004. The year ended September 30, 2005 includes $5.2 million relating to the sale of land at Wednesbury, England and $3.5 million relating to the warehouse and office facility at Boca Raton, Florida. Purchases of plant and equipment were $1.4 million including $0.4 million on leased motor vehicles. The net outflow in 2004 relates primarily to $3.2 million that was paid to purchase the land and buildings at Wednesbury, England and $3.3 million paid in respect of the acquisition of the warehouse and office facilities at Boca Raton, Florida.

Net cash provided by financing activities was $0.7 million compared to an outflow of $0.3 million in 2004. The 2004 outflow principally represents the repayment of the overdrafts in the company's French subsidiary. The 2005 inflow relates to the utilization of the United Kingdom bank overdraft facility. Despite the receipt, in January 2005, of $5.2 million in relation to the sale of the land and buildings at Wednesbury, the special pension contribution of $7.2 million paid in June and September 2005 and the payment, in quarter 4, of various UK reorganization costs, has led to a utilization of part of the UK bank overdraft facility.

2004 COMPARED TO 2003

Net cash generated from operating activities in the year ended September 30, 2004 was $3.4 million (2003: $6.6 million). This represents a decrease of $3.2 million (48.9%) that arose primarily from the factors discussed below:-

   - reduction in net income (adjusted for depreciation and deferred taxes) of $4.0 million (47.5%) as dealt with in the commentary of the 2004 results, above.

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

      (ii) UK sales in August and September 2002 benefited from increased turnover of approximately $1.1 million with the Company's principal UK distributor, as that company placed additional sales orders pre year end in order to secure higher sales rebate levels. This increased sales activity increased trade receivables at September 30, 2002 to higher than normal levels. As a result of this, the cash flow in the year ended September 30, 2003 benefited from the receipt of the cash receivable from these extra sales. Following the cessation of trade with the UK distributor in April 2003, there were no similar sales in August and September of 2003, and so the cash flows in the year ended September 2004 have been correspondingly reduced.

            In addition, trade receivable balances in the Neill Tools division at September 30, 2004 have increased, reflecting both the higher level of sales in the month of September 2004 and the change in the customer base resulting from the division's decision to deal with customers directly rather than via intermediary wholesalers.

      (iii) Favorable trade payable variances compared to 2002 arise as a result of the 2003 movement on trade payables being negatively impacted by the payment in that year for significant stocks purchased at the 2002 period end by the Company's Australian subsidiary that were sold immediately after the year end.

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

      The benefits of the above inflows have been reduced by:

      (i) An interim payment in March 2004 of $0.4 million relating to the settlement payable in respect of the termination of the former managing director of Spear & Jackson, plc.

      (ii) Full annual effect of $0.7 million in respect of the increased lease payments in the year payable on the UK car fleet that was replaced between January and April of 2003.

Cash outflow from investing activities was $7.1 million in the year ended September 30, 2004, compared to $1.7 million in 2003. Fiscal 2004 includes $7.2 million of capital expenditure, $3.2 million of which relates to the purchase of land and buildings at Wednesbury, England which is the base for our UK garden tools manufacturing operation. Prior to its purchase this property was being leased from the former owners of Spear & Jackson, plc. A further $3.3 million relates to the purchase of a distribution outlet at Boca Raton, Florida. The 2003 comparatives include $2.9 million of capital expenditure which principally relates to the replacement of the UK car fleet under capitalized operating leases. In addition the 2003 cash flow also includes $1.0 million relating to the sales proceeds derived from the replacement of the UK car fleet. This was not repeated in 2004.

Net cash absorbed by financing activities was $0.3 million in 2004 compared to $2.1 million in 2003. The 2004 outflow principally represents the repayment of overdrafts in the Company's French subsidiary. The 2003 financing activity outflow reflects, inter alia, the $1.0 million repayment of the Company's Australian subsidiary's overdraft, the repayment of $0.2 million promissory notes issued in connection with the purchase of Spear & Jackson plc and Bowers Group plc and the $0.5 million repurchase of common stock.

BANK FACILITIES

The UK subsidiaries of Spear & Jackson plc and Bowers Group plc maintain a line of credit of $8.0 million. This is secured by fixed and floating charges on the assets and undertakings of these businesses. Of the total facility, $5.3 million relates to bank overdrafts and $2.7 million is available for letters of credit. These facilities are denominated in British pounds. The overdraft carries interest at UK base rate plus 1%. At September 30, 2005 the company had $0.8 million (2004: $nil) outstanding under the overdraft line and $0.6 million in outstanding letters of credit (2004: $1.5 million).

As a consequence of the special pension contributions of $7.2 million that was paid in two installments in June and September 2005, and the additional funding which will be required to finance the forthcoming restructuring initiatives, an open-ended, on demand bridging loan of $5.3 million has been secured with the company's UK bankers. The facility is denominated in British pounds and is secured by a first legal charge over the remaining Wednesbury land and property. It carries interest at UK base rates plus 1%. This facility had not been utilized at September 30, 2005 and has not yet been used in Q1 of Fiscal 2006.

The French and Australian subsidiaries of Spear & Jackson plc maintain short-term credit facilities of $2.8 million denominated in Euros and Australian dollars. The facilities comprise bank overdraft lines, with interest rates ranging from 6.8% to 12.6%, together with facilities for letters of credit and the discount of bills receivable. There was nothing outstanding under the overdraft lines at September 30, 2005 (2004: $0.07 million) and $0.1 million of letters of credit and bills were outstanding under these facilities at September 30, 2005 (September 30, 2004 : $0.9 million).

The UK facilities were renewed in December 2005, the Australian facilities were renewed in October 2005 and the French facilities fall for renewal at various dates in 2006. These lines of credit are subject to the Company's and its subsidiaries' continued credit worthiness and compliance with the applicable terms and conditions of the various facilities. Assuming that the Company maintains compliance with these conditions it is anticipated that all the facilities will continue to be renewed on comparable terms and conditions.

The Company's bank accounts held with the HSBC Bank plc by UK subsidiaries of Spear & Jackson plc and Bowers Group plc form a pooled fund. As part of this arrangement the companies involved have entered into a cross guarantee with HSBC Bank plc to guarantee any bank overdraft of the entities in the pool. At September 30, 2005 the extent of this guarantee relating to gross bank overdrafts was $20.4 million (September 30, 2004 $20.5 million). The overall pooled balance of the bank accounts within the pool at September 30, 2005 was a net overdrawn balance of $0.8 million (September 30, 2004 $1.6 million cash in hand).

The bank overdraft and other facilities of Spear & Jackson Australia Pty. Limited have been guaranteed by its immediate parent, James Neill Holdings Limited and the bank overdraft and other facilities of Spear & Jackson France SA have been guaranteed by Spear & Jackson plc.

Our business operations have been funded from net operating income supplemented, where necessary, by utilization of the UK, French and Australian banking facilities described above. We believe what we have sufficient capital resources, liquidity and available credit under our current principal banking facilities supplemented, where necessary, by temporary increases, to sustain our current business operations and normal operating requirements for the foreseeable future.

As the Company continues to focus its efforts on improving the competitiveness of its worldwide operations, additional funding may be required to finance restructuring of the non-profitable areas of the Company's divisions and to meet items of significant one-off expenditure. Such expenditure may include: site reorganization costs at the Company's manufacturing facility in Wednesbury, England; investment in new capital equipment; further special contribution payments to reduce the pension plan deficit; and any expansion of the Spear & Jackson or Bowers operations.

Funding for these initiatives may be obtained through the negotiation of increased bank lending facilities or the sale of surplus assets.

OUTLOOK

The first two months of Quarter 1 2006 are in line with expectations and show a break even position before consideration of FAS 87 charges. We anticipate that because of the seasonal nature of our garden products businesses in the UK and France and the low sales level in December, a trading loss will be recorded in that month and for the first quarter as a whole. This trading pattern is consistent with the prior year. The base trading loss will be exacerbated by a significant increase in the non-cash FAS 87 pension charge. The Company's actuaries anticipate that the charge will rise by $4.2 million from $4.0 million in 2005 to $8.2 million in the year ended September 30, 2006. After deduction of the revised pensions charge a loss for the first quarter of $1.6 million is forecast. The increase of $4.2 million in the SFAS 87 pension charge will clearly have a significant adverse effect on the Company's earnings in fiscal 2006. Management will consider all available operational strategies to mitigate the negative impact of this increased expense so that any trading losses in the year ended September 30, 2006 which arise as a result of the increase in pension costs are reduced as far as possible.

Within the hand and garden business, competition remains fierce from cheap foreign imports and the softening of demand in the UK retail sector is having an adverse effect on sales as our major UK retailers instigate aggressive inventory reduction programs to counter falling consumer interest. Demand from our export markets, particularly the Far and Middle East has also begun to slacken as the intensive purchasing activity resulting from building projects in the aftermath of the Iraqi conflict has now started to decline.

Other elements of the UK hand and garden business have performed encouragingly. In the woodsaw and hacksaw blades sectors, significant capital investment has been carried out to ensure that production can keep pace with demand and future growth prospects. It is unlikely, however, that the high level of demand for these products will be sufficient to fully offset the adverse effects of the general downturn in demand in the UK retail sector.

In response to the poor sales performance and increased competition at ever lower price points from Far Eastern markets, the Company performed a detailed review of its UK manufacturing operations in Q4 of 2005 and has now begun implementation of a number of strategies to reduce its ongoing cost base.

Our Australasian subsidiaries have also continued to experience difficult trading conditions because of flat demand in certain market sectors, increased levels of competition within the power and air tool segments and reduced consumer spending. Competition from imported Asian products and the increasing trend of some retail groups to expand their own import programs have also placed sales and margin pressures on the Australian business.

To counteract this trend, management of the Australian and New Zealand operations has developed and introduced a number of new and extended ranges and promotional programs under the S&J brand across the digging, garden cutting, hand saw, masonry and air tool ranges and these have been supplemented with new ranges of electrical generator battery charges and drainage products. Going forward these ranges should deliver incremental sales and margin growth.

Additionally, an overhead reduction program, including the restructuring of the sales and distribution workforce, initiated in Australia and New Zealand during fiscal 2005, was successfully implemented and management will continue to focus on the removal of all excess costs from the business.

Within the Metrology division the new selling and distribution outlet in Maastricht is now fully operational. The entity's trading results in 2005 were depressed because of the incidence of pre-time start up costs. No similar items are anticipated in 2006 and profitability should increase through the elimination of these one-time costs and through incremental sales growth. This earnings growth will be enhanced by the division's quality control and distribution centre which has been established in Shanghai, China and which is expected to become fully functional in Q2 of fiscal 2006.

Looking forward, demand for low cost, own manufactured hand tools will continue to face further pressure from the Far East and increased emphasis will be placed on the new systems division that offers bespoke gauging solutions. The Company therefore recognizes that it needs to continue to focus the UK manufacturing sites on producing more high technology products and measuring solutions. In order to make the Company more competitive in the low technology sectors various initiatives are being explored including the establishment of a full manufacturing and distribution centre in the Far East.

The management of the Company anticipates that our businesses will again face the issues of increased costs and margin erosion as a result of raw material, fuel and other utility price increases, interest rate increases and a weak dollar. This will again put pressure on our margins and overhead costs, and wherever possible, these increases will be passed on though sales price increases.

Any strengthening of the US dollar would impact favorably on the business as this would ease the pressure on margins and increase our competitiveness. The overall benefits would, however, be diluted by the related increases in the purchase price of factored product from the Far East.

In addition, we plan to continue to look at initiatives to rationalize underperforming areas of the business and to monitor operational infrastructures in the United Kingdom, particularly overhead costs, to ensure that these are as cost efficient as possible and at a level appropriate to the needs of the business. In conjunction with this, an inventory reduction program is now taking place to reduce stock levels, especially in those divisions witnessing a softening on sales demand.

Outside the UK, the level of overhead expenses, particularly legal and professional costs, incurred by our US corporate head office has reduced following the settlement of the SEC suit during 2005. However, any future savings will be offset by the professional costs that are anticipated to be incurred in relation to the Class Action law suit and the $4.4 million increase in the FAS 87 pension charge referred to above.

In the forthcoming year we will continue to focus on improving cash generation. 2005 has benefited significantly from the sale, in January 2005, of the excess element of the Company's Wednesbury manufacturing site for approximately $5.2 million and further funds were generated via the disposal of the Company's warehouse and office premises at Boca Raton, Florida in February 2005 for approximately $3.4 million.

The proceeds of these sales have enabled us to fund operational restructuring initiatives and other capital projects, finance both the $7.2 million special contribution into the UK defined benefit pension plan (paid in two equal installments in June and September 2005), and the increase of approximately $0.7 million in annual pension contributions. Such payments will enable the current deficit in the plan to be reduced, and will, subject to certain conditions fix our pension payment commitments until April 2007. As a consequence of the special pension contribution referred to above and the additional funding which will be required to finance the forthcoming restructuring initiatives, an open-ended, on demand bridging loan of $5.3 million has been secured with the Company's UK bankers.

Going forward, the success factors critical to our business include sales growth through penetration in new and existing markets; the implementation of strategies to enable us to compete against suppliers based in low cost manufacturing regimes; emphasis on new product development activities so that we can exploit our brand equity and technical expertise to differentiate our product offerings from cheap "me-too" imports; emphasis on promotional campaigns and demonstration tours which focus on high margin product groups and on those high added value areas of the Metrology and Magnetics businesses; reorganization of our manufacturing and overhead bases so that they are as cost efficient as possible; and the maximization of cash resources and the negotiation of additional bank facilities, where required, so that we are able to fund new initiatives and take advantage of market opportunities.

As noted previously, the SEC announced on February 10, 2005 that it had settled its securities fraud charges against Mr. Dennis Crowley, the Company's former CEO and Chairman, the Company and others. The Company has been able to deal with the significant business disruptions and distractions which the SEC legal action has caused and the formal resolution of this litigation has enabled the Company move forward in a more focused and structured manner so that both its short ad long term strategies can be formulated and delivered. Inevitably, however, uncertainties will still impact upon the Company's operations until the financial effects of the Class Action and Derivative Complaint, explained in detail in ITEM 3, "Legal Proceedings", are quantified and resolved.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company makes a range of contractual obligations in the ordinary course of business. The following table summarizes the Company's principal obligations at September 30, 2005:

                               Total             Payments due by period ($m)
                               Amount       ------------------------------------
                               Committed    1 year     1-3      4-5      5 years
Contractual obligation         ($m)         or less    years    years    or more
-------------------------      ---------    -------    -----    -----    -------

Capital lease obligations      1.0          0.6        0.4      -         -
Operating leases
(note a)                       6.9          1.0        2.0      1.7       2.2
                               ---          ---        ---      ---       ---
                               7.9          1.6        2.4      1.7       2.2
                               ---          ---        ---      ---       ---

(a) Amounts represent the minimum rental commitments under non-cancelable operating leases.

(b) Excluded from the above tables are the amounts payable by the Company to the UK defined benefit pension plan as future funding obligations over the five year term shown above cannot be accurately forecast. The annual contribution rate is set annually by the actuary in accordance with the applicable UK regulatory legislation. In the year ended September 30, 2005 the Company paid $10.2 million into the plan including a special contribution of $7.2 million. In the years ended September 30, 2006 and September 30, 2007, providing certain criteria are met, the annual contributions will be fixed at (pound)1.9 million (approximately $3.3 million).

(c) As at September 30, 2005, the Company had letters of credit of $0.7 million outstanding that are secured by the UK and Australian credit facilities.

At September 30, 2005, the Company had no material off-balance sheet arrangements other than the non-debt obligations described in contractual obligations above.

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

   Comparable stock values are as follows:
                                                  2005             2004
                                                  ----             ----
                                                   $m               $m
   Gross Stock
      -  raw materials and consumables             5.3              5.9
      -  work in progress                          6.4              5.2
      -  finished goods                           19.8             16.8

   Less
      -  slow moving, obsolete and net
         realizable value provisions              (6.5)            (5.9)
                                                  ----             ----
   Net Stock Valuation                            25.0             22.0
                                                  ====             ====

The overall increase in the net value of inventory is $3 million which is stated using year end US$ cross rates. The year end cross rate at September 30, 2005 was 1.7688 compared to 1.7976 at September 30, 2004. Restating the 2004 inventory at the 2005 closing cross rate would have the effect of reducing the 2004 inventories by $0.4 million. The total stock movement, excluding currency fluctuations, is therefore an increase of $3.4 million. This increase is attributable to:

(i) Rigorous stock reduction programs initiated during the year to September 30, 2004 were not repeated in the year to September 30, 2005.

(ii) Poor retail sales in the UK in the last quarter of the year lead to higher than usual stock-builds.

(iii) Strategic stock builds in those sectors of the UK business that are undergoing reorganization.

(iv) Stock held at the Company's operation in Maastricht which was established during the year.

Activity on the inventory reserve in the above years can be summarized as:

                                           2005          2004
                                           ----          ----
                                            $m            $m

Balance brought forward                     5.9           5.8
Provisions released following
  disposal of inventory                    (0.5)         (0.7)
Additional provisions made                  0.9           0.4
Exchange movements                          0.2           0.4
                                           ----          ----
Balance carried forward                     6.5           5.9
                                           ====          ====

While the Company has benefited in income terms from selling considerable volumes of stock previously written down, the inventory reserve has increased during the year. This is primarily due to inventory write-downs that were required in discontinued operations in order to restate inventories at their estimated net realizable value.

REVENUE RECOGNITION

Revenue is recognized upon shipment of products or delivery of products to the customer depending on the terms of the sale. Provisions are made for warranty and return costs at the time of sale. Such provisions have not been material.

Most of the Company's major customers have provision for sales rebates in their trading terms. The levels of rebates are individually negotiated with each customer and are unique to that customer. Typically, a series of escalating targets are set for purchases from the Company and, on reaching each target, a rebate, usually paid in the form of credit note but occasionally in cash, is triggered e.g.

                    Sales            Rebate           Rebate
                    Revenues
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

Generally there is no provision for customers to return products they cannot sell. However, a small number of customers have negotiated a return clause in their trading agreements. There is a time limit for these returns, which vary from customer to customer, none of which exceed 12 months from the original invoice date. The amount of mutual returns made in the year ended September 30, 2005 was $0.4 million (September 30, 2004 $0.03 million).

FOREIGN CURRENCY TRANSLATION

The functional currency of each of the Company's foreign operations is the local currency. The consolidated financial statements of Spear & Jackson, Inc. are denominated in US dollars.

Changes in exchange rates between UK sterling, the Euro, the New Zealand dollar, the Australian dollar and the US dollar will affect the translation of the UK, French, Dutch, New Zealand and Australian subsidiaries' financial results into US dollars for the purposes of reporting the consolidated financial results.

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

Translation adjustments arising from the use of differing exchange rates from period to period are included in the Accumulated Other Comprehensive Income
(Loss) account in Stockholders' Equity. Management has decided not to hedge against the impact of exposures giving rise to these translation adjustments as such hedges may impact upon the Company's cash flow compared to the translation adjustments that do not affect cash flow in the medium term.

PENSION AND POST-RETIREMENT BENEFIT OBLIGATIONS

A. ACTUARIAL BACKGROUND

The Company operates a contributory defined benefit pension plan ("The Plan") covering certain of its employees in the United Kingdom based subsidiaries of Spear & Jackson plc.

The overall funding objective of the Plan is to hold assets that are sufficient to cover the Plan's past service and ongoing liabilities. These liabilities form the "funding target" and include an allowance for expected future increases to the pensionable earnings of active members so that the cost of the Plan's benefits is considered over the longer term.

The last full actuarial valuation of the Plan was carried out at December 31, 2004. This showed the following:

                                                           $M
                                                           --

         Value of past service ongoing liabilities       (190.0)
         Market value of assets                           150.0
                                                          -----
         Past service deficit                             (40.0)
                                                          =====

         Funding ratio                                     79%

Under the United Kingdom Pensions Act 1995, plans must satisfy a minimum funding test known as the Minimum Funding Requirement (MFR). This is based on the benefits which would be paid if the active members had left the Plan on the valuation date. The ratio of the market value of the Plan's assets to its MFR liabilities is known as the MFR funding ratio. At the valuation date the MFR funding ratio was 89%.

The previous full actuarial valuation was performed at April 5, 2002. The Plan funding and MFR funding ratios at that date and at September 30 financial year ends thereafter have been:

                                                 Funding Ratios
                                              Plan %         MFR %
                                              ------         -----

         April 5, 2002                        94             94
         September 30, 2002                   78             91
         September 30, 2003                   89             96
         September 30, 2004                   81             92

At September 30, 2005 (the latest date at which information is available for the current year annual filing), the base funding ratio and MFR funding ratio had strengthened to 85% and 96% respectively.

Company pension contributions are determined by the Trustees of the Plan with the agreement of the principal employer and after consultation with the actuary. Contribution levels are set with the intention of eliminating the past service deficit in the long term.

Following the December 2004 actuarial valuation of the Plan, the rate of employer contribution fell due for re-certification on or before May 31, 2005. After discussion between the Plan trustees and the Company it was agreed that the Company would make a special contribution to the Plan of (pound)4 million (approximately $7.2 million) payable in two installments of (pound)2 million (approximately $3.6 million) in June and September 2005. It was also agreed that from June 2005 the Company's annual rate of pension contribution would increase to (pound)1.9 million (approximately $3.3 million).

The actuary has confirmed that this contribution rate, which will remain fixed until September 30, 2007 providing certain funding criteria are met, is adequate for the purpose of securing that the MFR funding ratio will be returned to 100% by the end of 10 years. The Company believes that payments at the current level will be adequately funded from future annual operating cash generation.

Contributions depend on the future experience of the Plan subsequent to the valuation date, particularly the investment returns. The next valuation of the Plan will be carried out no later than December 31, 2007. It is intended that the contribution rate will be reviewed in 2007 and any adjustments to the rate agreed at that time. Should such agreement not, however, be reached by August 31, 2007, then the Company's contribution will increase to (pound)3 million (approximately $5.3 million).

Contributions will therefore be subject to review, upwards or downwards, at future actuarial valuations. Company contribution rates, which in previous years have been expressed as a percentage of relevant pensionable earnings, have been as follows:

                                                  Rate
                                                  %
                                                  ----

         Prior to June 1, 2000                     5.0
         June 1, 2000 to July 31, 2001            28.5
         August 1, 2001 to October 30, 2002       24.8
         October 31, 2002 to May 31, 2005         21.2

The amounts of employer contributions paid at these rates in recent accounting periods are:

         Year Ended                               $ million
         ----------                               ---------

         September 30, 2003                        2.7
         September 30, 2004                        2.8
         September 30, 2005                       10.2

The contributions paid in the year ended September 30, 2005 include a special contribution of $7.2 million.

B. PRESENTATION OF PENSION AND POST RETIREMENT BENEFITS UNDER SFAS 87

Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liabilities relating to the Plan. These factors include assumptions about the discount rate, expected return on Plan assets and rate of future compensation increases as determined by us, within certain guidelines, and in conjunction with our actuarial consultants and auditors. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the expense and liability related to the Plan. The actuarial assumptions used by us may differ significantly, either favorably or unfavorably, from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants.

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

The discount rate used to determine the present value of future pension payments is based on the yields on high-quality, fixed-income investments (typically AA-rated corporate bonds). The present values of the Company's future pension and other post-retirement obligations were determined using discount rates of 5.0% at September 30, 2005, and 5.5% at September 30, 2004 and September 30, 2003.

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

The rate of compensation increase and the expected return on Plan assets were assumed to be 2.9% and 6.5% in the year ended September 30, 2005 (2004: 2.8% and 7.0% respectively, 2003 : 2.5% and 7.5% respectively).

As noted above, a number of statistical and other factors are utilized in determining the assumptions about the discount rate, expected return on Plan assets, rates of future compensation and inflationary increase and mortality rates necessary for the preparation of the disclosures relating to the Company's Pension Plan which are required in accordance with SFAS 87. The use of different assumptions may have a significant impact on the measurement of the profit and loss account pension expense and the balance sheet pension liability that are to be recognized in the Company's financial statements.

Certain of these assumptions have judgmental aspects. There is, therefore, the potential for a range of acceptable values to be available for several of the assumptions at any time, all of which could be justified and considered appropriate for the purposes of compiling the necessary disclosures under SFAS 87.

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

The following sensitivity table illustrates the impact on the Company's balance sheet and the amounts charged against the Company's earnings in respect of SFAS 87 pension expense as a result of making changes in certain of the key assumptions used in calculating the assets and liabilities of the Pension Plan:

                                                  Impact on
                                                 September 30,
                                                     2005            Impact on
                              Impact on 2006      Projected        September 30,
                              Pre-Tax Pension       Benefit        2005 Equity
Change in Assumption              Expense         Obligation       (Net of tax)
--------------------          ---------------   --------------    --------------

25 basis point
decrease in discount rate     +$0.74 million    +$9.09 million    -$6.08 million

25 basis point
increase in discount rate     -$0.71 million    -$8.67 million    +$5.84 million

25 basis point
decrease in expected
return on assets              +$0.37 million    -                 -

25 basis point
increase in expected
return on assets              -$0.37 million    -                 -

25 basis point
increase in compensation
assumption                    +$0.16 million    +$0.78 million    -

25 basis point
decrease in compensation
assumption                    -$0.16 million    -$0.76 million    -

Use of PA80C2010
Mortality table               -$1.38million     -$10.44million    +$7.04million

Given below, in tabular format, is a summary of the assumptions used in the preparation of the SFAS 87 pension calculations in the years ended September 30, 2005, 2004, 2003 and 2002.

ASSUMPTIONS SUMMARY
                                SEPTEMBER    SEPTEMBER    SEPTEMBER    SEPTEMBER
                                  2005         2004         2003          2002
                                ---------    ---------    ---------    ---------
WEIGHTED AVERAGE  ASSUMPTIONS

Discount rate                       5.00%        5.50%        5.50%        5.75%
Rate of compensation increase       2.90%        2.80%        2.50%        2.25%
Expected return on assets           6.50%        7.00%        7.50%        7.50%
Fixed pension increase              5.00%        5.00%        5.00%        5.00%
LPI pension increase                2.70%        2.70%        2.50%        2.25%
Post 1988 GMP increase              2.40%        2.40%        2.00%        1.85%
Inflation                           2.80%        2.80%        2.50%        2.25%
Mortality table                         -         PA80         PA90         PA90
Mortality table -
 current pensioners             PA92C2005            -            -            -
Mortality table -
 future pensioners              PA92C2015            -            -            -

Using the assumptions referred to above, the funded status of the Plan under FAS 87 at September 30, 2005, 2004, 2003 and 2002 was as follows:

                                 9/30/05      9/30/04      9/30/03      9/30/02
                                  $'000        $'000        $'000        $'000
                                ---------    ---------    ---------    ---------
Projected benefit obligation    (213,471)    (180,375)    (154,105)    (132,953)
Fair value of plan assets        170,110      141,257      124.355      109,141
Projected benefit obligation
  in excess of plan assets       (43,361)     (39,118)     (29,750)     (23,812)
Unrecognized actuarial loss       69,907       59,902       47,637       38,146
Net amount recognized             26,546       20,784       17,887       14,334

As at September 30, 2002, 2003, 2004 and 2005 the projected benefit obligation is in excess of Plan assets. The impact of this underfunding has not been recognized in its entirety in the above tabulations but has, instead, been deferred or spread over the assumed future working lifetime of 13 years for active Plan members in years 2002 to 2004 and 12 years in 2005.

The majority of the unrecognized actuarial loss has arisen as a result of substantial asset losses, significant liability increases due to a continuing reduction in the discount rate and the increased longevity of Plan participants. The impact of the reduction in the discount rate has been particularly severe for the Plan given that a significant proportion of pensions increase has a fixed 5% element when in payment.

Due to the lower discount rate, a decline in the fair market value of plan assets during 2002 and 2003 and the use of revised mortality tables, the accumulated benefit obligation at September 2002, September 30, 2003 and 2004 exceeded the fair value of plan assets by $20.4 million, $25.3 million and $33.5 million respectively. At September 30, 2005, the ABO again exceeded the market value of plan assets. The excess at the 2005 period end was $36.0 million and a net of tax comprehensive loss of $6.3 million has been charged against shareholders' equity in 2005. Cumulative amounts recognized in the consolidated balance sheet at September 30, 2005, together with comparative disclosures for 2002, 2003 and 2004 are therefore as follows:

                                         2005       2004       2003      2002
                                         $'000      $'000      $'000     $'000
                                         -----      -----      -----     -----

Accrued pension liability               (35,954)   (33,545)   (25,262)  (20,442)
  (disclosed in other liabilities)
Other comprehensive income               62,500     54,329     43,149    34,776
  (disclosed in shareholders' equity)
Net amount recognized                    26,546     20,784     17,887    14,334

Unless Plan experience is significantly more favorable than expectations then it is anticipated that the accumulated benefit obligation at September 30, 2006 will again exceed the fair value of plan assets.

Under SFAS 87, the following amounts have been charged against earnings in the years ended September 30, 2005, 2004 and 2003.

                     $m
                     ---
            2005     4.0
            2004     1.3
            2003     0.3

The Company has been advised by its actuaries that the comparable SFAS87 pension charge for the year ended September 30, 2006 will be approximately $8.2 million.

The increase of approximately $4.2 million is primarily due to an increase in the projected benefit obligation relative to the increase in the market related value of assets. The market related value of assets, which is used to calculate the deferred losses in the Plan and the expected return on assets, smoothes the movements in the fair value of assets over a five year period.

During the year ended September 30, 2005 the fair value of assets increased by around 20%. This increase was broadly in line with the increase in the projected benefit obligation over the same period. However, the impact of the increase in the fair value of assets on the pension cost is to be spread over five years. For illustrative purposes, if the full impact of the increase in the fair value was to be taken into account in the SFAS 87 pension charge calculation, the pension cost for the year ending September 30, 2006 would be approximately $3.0 million lower. Therefore, a significant part of the increase in the pension charge is attributable to the market related value calculation. Recognition of the deferred gain over the next four years would, if Plan experience is broadly in line with expectations, lead to a corresponding decrease in the pension charge over that time.

INCOME TAXES

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

Because of the streamed approach that is applied to the Company's earnings for the purpose of calculating its overall taxation liability, significant movements in the Company's effective rate of income tax can arise despite consolidated pre tax earnings remaining constant between one reporting period and the next. Factors giving rise to such fluctuations include:

a) Periodic variations in the geographical location of earnings. For example, losses incurred in any of our UK subsidiaries in a period may be set off against profits arising in other UK entities in the same period. Where individual UK profit streams are in excess of UK losses, all the losses can be absorbed. If the UK taxable losses exceed UK taxable profits the excess losses cannot, however, be surrendered to non UK companies. A situation may therefore arise whereby a reduction in the level of profitability of our UK subsidiaries from one reporting period to the next could be matched by an increase in earnings in, say, our French affiliate. Although the overall total of consolidated pre tax earnings in the two periods remains unaltered, a higher effective tax charge may result as a consequence of excess UK tax losses arising in the second period that cannot be offset against the French earnings. The French earnings thus remain unsheltered and attract taxation at the local statutory rate. The excess UK losses may not give rise to a taxation credit if a carry forward of the losses as a deferred tax asset cannot be justified through doubts concerning their ultimate utilization against future profits and a higher period two tax charge will follow.

b) Variations in the amount of expenses not allowed to be treated as a deduction for income tax purposes. The level of such permanently disallowable items can vary substantially period to period as a result, for example, of the incidence of substantial one-off legal and professional fees incurred on non-trading items.

c) Higher or lower levels of profit arising in entities having the benefit of NOLs which have not been capitalized as a deferred tax asset because of doubts concerning their short term realization against future profits.

d) Fluctuations in the level of losses incurred in consistently loss making subsidiaries which already have significant NOLs against which valuation allowances have been previously made.

The interaction of these factors can cause our effective tax rate to vary significantly. Because of the complex interrelationships involved and variances between actual and budgeted earnings on both a consolidated and an individual income stream basis, the impact of these items on the Company's overall taxation rate cannot always be accurately forecast for future periods.

The Company has recorded significant deferred tax assets in its current and prior year consolidated balance sheets. SFAS 109, "Accounting for Income Taxes", requires a valuation allowance to be established when it is "more likely than not" that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is undertaken by the Company each year to determine the likelihood of realizing the deferred tax benefits that potentially arise on its property, plant and equipment, the UK pension benefit plan, accruals and allowances, inventories and tax loss carry forwards.

Such reviews consider the available positive and negative evidence, and comprise all those factors believed to be relevant, including the Company's recent operating results and its expected future profitability, including the impact of its manufacturing restructuring strategies. Based on these reviews, the Company can then determine whether there is a reasonable expectation that it will generate sufficient future taxable income such that its gross deferred tax assets relating to property, plant and equipment, the UK pension benefit plan, accruals and allowances and inventories are "more-likely-than-not" to be realized under the SFAS 109 criteria.

The gross deferred tax assets in respect of tax loss carry forwards and other tax credits currently relate to operating loss carry forwards ("NOLS") in the Company's UK, US and Australian companies and to other UK tax credits. The Company's NOLs arising in the UK, France and Australia can be carried forward without time expiration while the US tax losses expire at various dates between 2017 and 2020. A recent history of operating losses in the entities concerned and other factors has precluded the Company from demonstrating that it is more likely than not that the benefits of these domestic and foreign operating loss carry forwards and other tax credits will be realized. Accordingly, at September 30, 2005 and prior years, a full valuation allowance has been recorded against these items.

Spear & Jackson will continue to review the recoverability of its deferred tax assets and, based on such periodic reviews, the Company could recognize a change in the valuation allowance relating to its deferred tax assets in the future should, for example, estimates of forecast taxable income be reduced or other favorable or adverse events occur.

RECENT ACCOUNTING PRONOUNCEMENTS

See note 2 in the "Notes to the Consolidated Financial Statements in Part II of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The principal market risks to which the Company is exposed comprise interest and exchange rate fluctuation, changes in commodity prices and credit risk.

INTEREST RATE RISK

The Company is exposed to interest rate changes primarily as a result of interest payable on its bank borrowings and interest receivable on its cash deposits. At September 30, 2005 the Company had borrowings in the form of overdrafts amounting to $0.8 million that are repayable on demand and had cash and cash equivalents of approximately $7.3 million. Given the current levels of borrowings, the Company believes that a 1% change in interest rates would not have a material impact on consolidated income or cash flows. Holding the same variables constant, a 10% increase in interest rates would again have a negligible effect on interest payable.

The nature and amount of our debt and cash deposits may, however, vary as a result of future business requirements, market conditions, and other factors. The definitive extent of our interest rate risk is not therefore quantifiable or predictable because of the variability of future interest rates and business financing requirements.

EXCHANGE RATE RISK

The Company has operations in the United Kingdom, France, Holland, Australia and New Zealand. These operations transact business in the relevant local currency and their financial statements are prepared in those currencies. Translation of the balance sheets, income statements and cash flows of these subsidiaries into US dollars is therefore impacted by changes in foreign exchange rates.

In the year ended September 30, 2005 compared to the equivalent period in 2004, the change in exchange rates had the effect of increasing the Company's consolidated sales by $4.0 million, or 3.9%. Since most of the Company's international operating expenses are also denominated in local currencies, the change in exchange rates had the effect of increasing operating expenses by $1.1 million for the twelve months ended September 30, 2005 compared to the comparable prior year period. If the US dollar further weakens in the future, it could result in the Company having to suffer reduced margins in order for its products to remain competitive in the local market place.

Additionally, our subsidiaries bill and receive payments from some of their foreign customers and are invoiced and pay certain of their overseas suppliers in the functional currencies of those customers and suppliers. Accordingly, the base currency equivalent of these sales and purchases is affected by changes in foreign currency exchange rate.

We manage the risk and attempt to reduce such exposure by periodically entering into short term forward exchange contracts. At September 30, 2005 the Company held forward contracts to sell Australian and New Zealand dollars to buy approximately $10 million US dollars.

The contract values were not materially different to the period end value of the contracts. A 10% strengthening or weakening of the US$ against its Australian and New Zealand counterparts could, however, result in the Company suffering losses or benefiting from gains of approximately $0.1 million had no forward contracts been taken out.

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

At September 30, 2005 the Company had made an allowance of $1.5 million in respect of doubtful accounts which management believes is sufficient to cover all known or expected debt non-recoveries.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                      INDEX


                                                                     Page Number

Report of Independent Registered Public Accounting Firm                  F-1

Report of Former Independent Registered Public Accounting Firm           F-2

Consolidated Balance Sheets as of September 30, 2005 and 2004            F-3

Consolidated Statements of Operations for the years ended                F-4
September 30, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders' Equity               F-5
for the years ended September 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended                F-6
September 30, 2005, 2004 and 2003

Notes to Consolidated Financial Statements                               F-7

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Spear & Jackson, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Spear & Jackson, Inc. and Subsidiaries (the "Company") as of September 30, 2005 and September 30, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spear & Jackson, Inc. as of September 30, 2005, and September 30, 2004 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2005, in conformity accounting principles generally accepted in the United States of America.

/s/ Chantrey Vellacott DFK LLP
Chartered Accountants,
London, England

December 23, 2005

REPORT OF FORMER INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Spear & Jackson, Inc.
Boca Raton, Florida

We have audited the consolidated balance sheet of Spear & Jackson, Inc. as of September 30, 2003 and the related accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board ( United States) . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations of Spear & Jackson, Inc. and its cash flows for the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants
New York, New York

December 5, 2003

                                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                              FOR THE FISCAL YEARS ENDED
                                                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                        2005            2004            2003
                                                                    -------------   -------------   -------------
Net sales                                                            $   100,698    $     99,485    $     90,124
Cost of goods sold                                                        67,463          67,574          61,838
                                                                     -----------    ------------    ------------
Gross profit                                                              33,235          31,911          28,286

Operating costs and expenses:
  Selling, general and administrative expenses                            31,405          29,753          21,909

                                                                     -----------    ------------    ------------
Operating income                                                           1,830           2,158           6,377

Other income (expense)
  Rental income                                                              157             184             136
  Interest (net)                                                              47            (300)           (237)

                                                                     -----------    ------------    ------------
Income from continuing operations before unusual or
 infrequent items and income taxes                                         2,034           2,042           6,276
Unusual or infrequent items:
  Gain on sale of land and buildings                                       3,279               -               -
  Manufacturing reorganization costs                                      (1,111)              -               -

                                                                     -----------    ------------    ------------
Income from continuing operations before income taxes                      4,202           2,042           6,276

Provision for income taxes                                                  (468)         (1,205)         (1,497)
                                                                     -----------    ------------    ------------

Net income from continuing operations                                      3,734             837           4,779
                                                                     -----------    ------------    ------------
Discontinued operations:

  Loss from discontinued operations                                         (163)           (214)            (66)
  (net of income taxes of $nil in 2005 and 2004 and $44 in 2003)
  Provision for losses on disposal of discontinued operations               (476)           (187)            (97)
                                                                     -----------    ------------    ------------

Net loss from discontinued operations                                       (639)           (401)           (163)
                                                                     -----------    ------------    ------------

Net income                                                           $     3,095    $        436    $      4,616
                                                                     ===========    ============    ============
Basic and diluted net income (loss) per share:

  From continuing operations                                         $      0.42    $       0.07    $       0.40

  From discontinued operations                                             (0.07)          (0.03)          (0.01)
                                                                     -----------    ------------    ------------

                                                                     $      0.35    $       0.04    $       0.39
                                                                     ===========    ============    ============

Weighted average shares outstanding                                    8,845,290      11,741,122      11,988,930
                                                                    ============    ============    ============

            The accompanying notes are an integral part of these consolidated financial statements.

                                                       F-3

                           SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS EXCEPT SHARES)
                                                         AT SEPTEMBER 30,   AT SEPTEMBER 30,
                                                               2005              2004
                                                         ----------------   ----------------
                        ASSETS

Current assets:
  Cash and cash equivalents                                 $    7,289         $    5,090
  Trade receivables, net                                        16,448             18,843
  Inventories                                                   24,999             21,988
  Assets held for sale                                               -              3,190
  Deferred income tax asset, current portion                     2,623              2,128
  Other current assets                                           1,316              1,310
                                                            ----------         ----------
      Total current assets                                      52,675             52,549

Property, plant and equipment, net                              17,568             22,114
Deferred income tax asset                                       12,690             10,933
Investments                                                        157                160
                                                            ----------         ----------
      Total assets                                          $   83,090         $   85,756
                                                            ==========         ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                             $      752         $       68
  Trade accounts payable                                         8,103              8,562
  Accrued expenses and other liabilities                        11,241             12,948
  Taxes payable                                                     88                 22
                                                            ----------         ----------
      Total current liabilities                                 20,184             21,600
Other liabilities                                                  749              1,172
Pension liability                                               35,954             33,545
                                                            ----------         ----------
      Total liabilities                                         56,887             56,317
                                                            ----------         ----------
Stockholders' equity:
Common stock                                                        12                 12
Additional paid in capital                                      51,590             51,590
Accumulated other comprehensive income(loss):
  Minimum pension liability adjustment, net of tax of
   $16,974 in 2005 and $14,261 in 2004                         (43,751)           (38,030)
  Foreign currency translation adjustment, net of
   tax $nil                                                     11,765             12,429
  Unrealized loss on derivative instruments                         (7)               (61)
Retained earnings                                                7,134              4,039
Less: 6,275,561 common stock shares held in treasury,
 at cost                                                          (540)              (540)
                                                            ----------         ----------
         Total stockholders' equity                         $   26,203         $   29,439
                                                            ----------         ----------

         Total liabilities and stockholders' equity         $   83,090         $   85,756
                                                            ==========         ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                           F-4

                                              SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                              (IN THOUSANDS EXCEPT AMOUNT OF SHARES)
                                                                          ACCUMULATED
                                                               OTHER COMPREHENSIVE INCOME (LOSS)
                                                            --------------------------------------
                                                                                      UNREALIZED
                                                ADDITIONAL   PENSION     FOREIGN    GAINS/(LOSSES)            TREASURY
                               COMMON STOCK      PAID IN     MINIMUM     CURRENCY    ON DERIVATIVE  RETAINED    STOCK
                              NUMBER    AMOUNT   CAPITAL    LIABILITY  TRANSLATION    INSTRUMENTS   EARNINGS  (COMMON)    TOTAL
                            ----------  ------  ----------  ---------  -----------  --------------  --------  --------  --------
Balance October 1, 2002     12,011,122     12      51,590     (24,343)       3,056          2         (1,013)       0     29,304
Comprehensive income
 Net income for the year                                                                               4,616               4,616
 Other comprehensive
  income:
  Foreign currency
   translation adjustment                                      (1,683)       4,350                                         2,667
  Reclassification
   adjustment for prior
   year unrealized holding
   gains included in net
   income                                                                                  (2)                                (2)
  Unrealized holding
   losses originating in
   the year                                                                               (15)                               (15)
  Additional minimum
   pension liability
   adjustment
   (net of tax of $1,790)                                      (4,178)                                                    (4,178)
                                                                                                                        --------
 Other comprehensive
  income                                                                                                                  (1,528)
                                                                                                                        --------
Comprehensive income                                                                                                       3,088
Shares repurchased                                                                                               (540)      (540)
                            ----------   ----    --------   ---------   ---------      ------       --------  -------   --------
Balance September 30, 2003  12,011,122     12      51,590     (30,204)      7,406         (15)         3,603     (540)    31,852
                            ----------   ----    --------   ---------   ---------      ------       --------  -------   --------
Comprehensive income
 Net income for the year                                                                                 436                 436
 Other comprehensive
  income:
  Foreign currency
   translation adjustment                                      (2,509)      5,023                                          2,514
  Reclassification
   adjustment for prior
   year unrealized holding
   gains included in net
   income                                                                                  15                                 15
  Unrealized holding
   losses originating in
   the year                                                                               (61)                               (61)
  Additional minimum
   pension liability
   adjustment
   (net of tax of $2,278)                                      (5,317)                                                    (5,317)
                                                                                                                        --------
 Other comprehensive
  income                                                                                                                  (2,849)
                                                                                                                        --------
Comprehensive income                                                                                                      (2,413)
                            ----------   ----    --------   ---------   ---------      ------       --------  -------   --------
Balance September 30, 2004  12,011,122     12    $ 51,590   $ (38,030)  $  12,429      $  (61)      $  4,039  $  (540)  $ 29,439
                            ==========   ====    ========   =========   =========      ======       ========  =======   ========
Comprehensive income
 Net income for the year                                                                               3,095               3,095
 Other comprehensive
  income:
  Foreign currency
   translation adjustment                                         608        (664)                                           (56)
  Reclassification
   adjustment for prior
   year unrealized holding
   gains included in net
   income                                                                                  61                                 61
  Unrealized holding
   losses originating in
   the year                                                                                (7)                                (7)
  Additional minimum
   pension liability
   adjustment
   (net of tax of $2,713)                                      (6,329)                                                    (6,329)
                                                                                                                        --------
 Other comprehensive
  income                                                                                                                  (6,331)
                                                                                                                        --------
Comprehensive income                                                                                                      (3,236)
                            ----------   ----    --------   ---------   ---------      ------       --------  -------   --------
Balance September 30, 2005  12,011,122   $ 12    $ 51,590   $ (43,751)  $  11,765      $   (7)      $  7,134  $  (540)  $ 26,203
                            ==========   ====    ========   =========   =========      ======       ========  =======   ========

                      The accompanying notes are an integral part of these consolidated financial statements

                                                               F-5

                                         SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (IN THOUSANDS)
                                                                                FOR THE FISCAL YEARS ENDED
                                                                      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                           2005            2004            2003
                                                                      -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income attributable to continuing and discontinued
   operations                                                         $       3,095   $         436   $       4,616
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
    Depreciation                                                              3,542           2,929           2,741
    Provision for loss on disposal of discontinued operations                   503             187              97
    Amortization of asset held for sale                                          16               -               -
    Gain on sale of land and buildings                                       (3,279)              -               -
    Loss (gain) on sale of plant, property and equipment                          6              14            (134)
      Deferred income taxes                                                     294           1,092           1,441
  Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
    Decrease (increase) in trade receivables                                  2,129          (1,930)          3,894
    (Increase) decrease in inventories                                       (3,553)          3,192          (1,040)
    (Increase) decrease in other current assets                                 (30)           (437)            557
    Contributions paid to pension plan                                      (10,207)         (2,706)         (2,836)
    Increase in other non-current liabilities                                 3,991           1,295             274
    (Decrease) increase in trade accounts payable                              (168)            392          (1,941)
    Decrease in accrued expenses and other liabilities                       (1,739)           (286)         (1,752)
    Increase (decrease) in taxes payable                                         37             (56)              4
    (Decrease) increase in other liabilities                                   (423)           (722)            733
                                                                      -------------   -------------   -------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                          (5,786)          3,400           6,654
                                                                      -------------   -------------   -------------

INVESTING ACTIVITIES:
  Proceeds from sale of business net of costs                                     -               -             287
  Purchases of property, plant and equipment                                 (1,379)         (7,191)         (2,933)
  Net cash relinquished on sale of businesses                                     -               -             (17)
  Proceeds from sale of property, plant and equipment                         8,676              81             982
                                                                      -------------   -------------   -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           7,297          (7,110)         (1,681)
                                                                      -------------   -------------   -------------

FINANCING ACTIVITIES:
  Repayment of long-term debt                                                     -               -             (23)
  Repayment of overdraft                                                        (77)           (261)         (1,012)
  Increase in overdraft                                                         762               -               -
  Promissory notes repaid                                                         -               -            (235)
  Director loan discharged                                                        -               -            (100)
  Shareholder loan repaid                                                         -               -             (60)
  Common stock re-purchased                                                       -               -            (540)
  Notes receivable (net of provisions) discharged                                 -               -            (209)
                                                                      -------------   -------------   -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             685            (261)         (2,179)
                                                                      -------------   -------------   -------------

Effect of exchange rate changes on cash and cash equivalents                      3            (130)            (89)
                                                                      -------------   -------------   -------------

CHANGE IN CASH AND CASH EQUIVALENTS                                           2,199          (4,101)          2,705

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                5,090           9,191           6,486
                                                                      -------------   -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $       7,289   $       5,090   $       9,191
                                                                      =============   =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash (received) paid for interest                                   $         (32)  $         297   $         145
                                                                      =============   =============   =============

  Cash paid for income taxes                                          $         137   $         169   $          96
                                                                      =============   =============   =============

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

         These consolidated financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Spear & Jackson, Inc. (the Company) and its wholly owned subsidiaries, Mega Tools Limited, Mega Tools USA, Inc., Megapro Tools, Inc., S and J Acquisition Corp., Spear & Jackson plc and Bowers Group plc. Both Spear & Jackson plc and Bowers Group plc are sub-holding companies and their business is carried out by the following directly and indirectly owned subsidiaries: Bowers Metrology Limited, Bowers Metrology (UK) Limited, Coventry Gauge Limited, CV Instruments Limited, Eclipse Magnetics Limited, Spear & Jackson (New Zealand) Limited, James Neill Canada Inc., James Neill Holdings Limited, James Neill U.S.A. Inc., Spear & Jackson (Australia) Pty Ltd., Magnacut Limited, Neill Tools Limited, Spear & Jackson Garden Products Limited, Spear & Jackson Holdings Limited, Spear & Jackson France S.A., Societe Neill France S.A. , CV Instruments Europe BV and Bowers Eclipse Equipment Shanghai Co. Limited.

         As further explained in note 3, below, the purchase of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc. (now Spear & Jackson, Inc.), which was completed on September 6, 2002, was treated as a reverse acquisition. The results of operations of acquired companies have been included in the consolidated statements of operations and cash flows of the Company from the date of acquisition. The results of operations of companies sold during the period are included in the consolidated statements of operations and cash flows of the Company up to the date of disposal. The results and assets of discontinued operations are presented in accordance with Statement of Financial Accounting Standards ("SFAS") 144.

         All significant intercompany accounts and transactions have been eliminated on consolidation. Certain prior year amounts have been reclassified in the accompanying financial statements to conform with current year presentation.

NOTE 2 - ACCOUNTING POLICIES

FISCAL YEAR: All fiscal year data contained herein reflect results of operations for the years ended September 30, 2005, September 30, 2004 and September 30, 2003.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION: The consolidated financial statements of Spear & Jackson, Inc. are denominated in US dollars. Changes in exchange rates between UK sterling, the Euro, the New Zealand dollar, the Australian dollar and the US dollar will affect the translation of the UK, French, New Zealand and Australian subsidiaries' financial results into US dollars for the purposes of reporting the consolidated financial results. The process by which each foreign subsidiary's financial results are translated into US dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the accumulated other comprehensive income account. Management has decided not to hedge against the impact of exposures giving rise to these translation adjustments as such hedges may impact upon the Company's cash flow compared to the translation adjustments that do not affect cash flow in the medium term.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 2 - ACCOUNTING POLICIES - CONTINUED

INCOME TAXES: The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

Deferred income tax expense or benefit is based on the changes in the asset or liability from period to period.

EARNINGS PER SHARE: Earnings (loss) per share is computed in accordance with SFAS 128, "Earnings Per Share". Basic earnings (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share reflects the potential dilution of securities that could share in earnings of an entity. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for the periods presented.

STOCK BASED COMPENSATION: SFAS 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock- based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for the Company's stock at the date of the grant over the amount of an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

ADVERTISING AND MARKETING EXPENSES: The Company follows the provisions of Statement of Position 93-7 in respect of advertising expenses and costs are expensed as incurred. Advertising and marketing costs charged to operations were $2,252 in the year ended September 30, 2005 and $2,444 and $1,847 in the years ended September 30, 2004 and September 30, 2003, respectively.

GOODWILL, GOODWILL IMPAIRMENT, INTANGIBLE AND OTHER ASSETS: Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill and other "indefinite-lived" assets are not amortized and are subject to the impairment rules of SFAS 142 which the Company adopted effective as of October 1, 2001. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. The Company determines the fair market value of its reporting unit using quoted market rates and cash flow techniques. The fair market value of the reporting unit is compared to the carrying value of the reporting unit to determine if an impairment loss should be calculated. If the book value of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of goodwill, an impairment loss is recorded. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit.

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

                                Sales
                              Turnover          Rebate           Rebate
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

Generally there is no provision for customers to return products they cannot sell. However, a small number of customers have negotiated a return clause in their trading agreements. There is a time limit for these returns that vary from customer to customer, none of which exceed 12 months from the original invoice date. The amount of mutual returns made in the year ended September 30, 2005 was $350 and $257 and $66 in the years ended September 30, 2004 and September 30, 2003, respectively.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. There was no material research and development expenditure in the years ended September 30, 2005, September 30, 2004 and September 30, 2003.

SEGMENT REPORTING: Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by chief operating decision makers in deciding how to allocate resources in assessing performance.

NEW ACCOUNTING PRONOUNCEMENTS:

         On October 22, 2004, the President signed the "American Jobs Creation Act of 2004" (the "Act"). On December 21, 2004, the FASB issued two FSP's regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities ("FSP SFAS No. 109-1") and (2) the one-time tax benefit for the repatriation of foreign earnings ("FSP SFAS No. 109-2"). The guidance in the FSP's applies to financial statements for periods ending after the date the Act was enacted.

         FSP 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004", clarifies that the tax deduction for domestic manufacturers under the Act should be accounted for as a special deduction in accordance with SFAS 109, "Accounting for Income Taxes." We are currently evaluating the impact, if any, of FSP-109-1 on our consolidated financial statements.

         FSP SFAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 2 - ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

repatriation of certain foreign earnings for purposes of applying FASB Statement. The Act provides for a special one-time tax deduction of 85 percent dividends received deduction on certain foreign earnings repatriated in fiscal 2005 or 2006. The deduction would result in an approximate 5.1 percent federal tax on a portion of the foreign earnings repatriated. State, local and foreign taxes could apply as well. To qualify for this federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan. Certain other criteria in the Jobs Act must be satisfied as well. We studied the provisions of the Act related to the repatriation of earnings and do not intend to repatriate any earnings as of September 30, 2005.

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

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in fiscal 2006. We believe the adoption of this Statement will not have a material impact on our financial position or results of operations.

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

         In March 2005, the FASB issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations--an Interpretation of FASB Statement No. 143." This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact, if any, of FIN 47 on our consolidated financial statements.

         In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 regarding the Staff's interpretation of SFAS No. 123(R). This interpretation provides the Staff's views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(R) and investors and users of the financial statements in analyzing the information provided. We believe the adoption of this Statement will not have a material impact on our financial position or results of operations.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 2 - ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

         In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS 154 replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 which is effective with our first quarter of fiscal 2007. We intend to adopt the disclosure requirements upon the effective date of the pronouncement. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

         In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. Adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 3 - NATURE OF BUSINESS - CONTINUED

         Following formal approval by the SEC and the U.S. District Court for the Southern district of Florida of the settlement of the litigation captioned SEC v. Dennis Crowley, Spear & Jackson, Inc., International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva (Case No: 04-80354-civ-Middlebrooks), the Company entered into a Stock Purchase Agreement with PNC Tool Holdings LLC ("PNC") and Dennis Crowley, the sole member of PNC. The Stock Purchase Agreement was effected on April 8, 2005.

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

         On April 21, 2005, Jacuzzi adopted a plan of disposition of the Company's' Common Stock (the "Plan of Disposition"), under which Jacuzzi intends to:

      o investigate the strategic alternatives with respect to the sale of the Common Stock held by them;

      o take such further actions as will result in Jacuzzi disposing of the Common Stock within a one-year period; and engage investment banking, legal, and other advisors as necessary to assist in the disposition of the Company's Common Stock.

         Jacuzzi may dispose of its Common Stock in one or more transactions of all or a portion of their shares of Common Stock in the open market, in privately negotiated transactions or otherwise.

         At this time, no decision has been made by Jacuzzi to either change the composition of the Company's Board of Directors or assert an expanded role in the management of the Company. Jacuzzi intends to monitor and evaluate its investment in the Company on a continuing basis or formulate other purposes, plans or proposals regarding the Company or the Common Stock held by Jacuzzi in addition to those discussed above. Jacuzzi retains the right to change its investment intent.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 4 - UNUSUAL OR INFREQUENT EVENTS

a) GAIN ON SALE OF LAND AND BUILDINGS

         On January 28, 2005 the Company completed the sale of part of its industrial site at St. Paul's Road, Wednesbury, England, and on February 15, 2005 the Company also concluded the disposal of its warehouse and office facility in Boca Raton, Florida. Details of these sales are as follows:

                                                WEDNESBURY       BOCA RATON
                                                  ENGLAND         FLORIDA           TOTAL
                                              --------------   --------------   --------------
                                              (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Sale of land and buildings:

Sale proceeds net of selling, professional
 and other costs                                 $ 5,243          $ 3,433          $ 8,676
Less: net book value                               2,223            3,174            5,397
                                                 -------          -------          -------
Gain on sale                                     $ 3,020          $   259          $ 3,279
                                                 =======          =======          =======

b) MANUFACTURING REORGANIZATION COSTS

Manufacturing reorganization costs arising in the year ended September 30, 2005 comprise the following:

                                                      NOTE         TOTAL
                                                              --------------
                                                              (IN THOUSANDS)

    Manufacturing, reorganization and relocation       (i)      $   (437)
    Severance costs                                   (ii)          (487)
    Fixed asset impairment write-downs               (iii)          (819)
    Release of provisions                             (iv)           632
                                                                --------
                                                                $ (1,111)
                                                                ========

         (i) As a result of the sale of the surplus element of the Wednesbury property, the Company is contractually obliged to vacate office and warehouse facilities located on those parts of the site that have been sold. A provision of $437 has been made for costs in connection with this obligation. The provision principally relates to office and factory refurbishment and reorganization expenses together with expenditure in respect of departmental relocations within the remainder of the site. $45 of these costs were paid prior to the year end. Following the sale, elements of the Wednesbury manufacturing operation have been closed or transferred and costs in connection with these initiatives are dealt with in (ii) and (iii) below.

         In the final quarter of the year the Company performed a review of its UK manufacturing operations and has now begun implementation of a number of strategies to reduce its ongoing cost base. Costs incurred in the implementation of these initiatives comprise:

         (ii) Severance costs relating to the closure and down scaling of certain manufacturing processes at the Company's Sheffield and Wednesbury locations in the UK.

         (iii) The ongoing usage and remaining asset lives of the plant and machinery involved in the restructured operations have been reviewed and impairment write-downs made where necessary.

         (iv) Certain provisions made in prior periods relating to manufacturing initiatives which will not now be implemented following the finalization of the Company's UK manufacturing reorganization strategy, have been released in the year.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 5 - DISCONTINUED OPERATIONS

         The following table presents the results of the Company's operations that have been reclassified as discontinued and the loss that has been recorded in connection with the disposal these businesses:

                                                                       FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                                                   ------------------------------------------------
                                                                        2005             2004             2003
                                                                   --------------   --------------   --------------
                                                            Note   (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Revenues reclassified to discontinued operations:
 Megapro screwdrivers division                               (a)      $     -          $     -          $  1,093
 Thread gauge measuring division                             (b)        1,627          $ 1,694          $  1,721
                                                                      -------          -------          --------
                                                                      $ 1,627          $ 1,694          $  2,814
                                                                      =======          =======          ========

Loss from discontinued operations
Loss from operations of Megapro screwdrivers division        (a)      $     -          $     -          $    (53)
Loss from operations of thread gauge measuring division      (b)         (163)         $  (214)         $    (13)
                                                                      -------          -------          --------
                                                                      $  (163)         $  (214)         $    (66)
                                                                      =======          =======          ========

(Loss) profit on disposal of discontinued operations:
Provision for profit (loss )on disposal of Megapro
 screwdrivers division                                       (a)      $    27          $  (187)         $    (97)
Provision for loss on disposal of thread gauge
 measuring division                                          (b)         (503)               -                 -
                                                                      -------          -------          --------
                                                                      $  (476)         $  (187)         $    (97)
                                                                      =======          =======          ========

                                                                      -------          -------          --------
Total loss from discontinued operations, net of taxes                 $  (639)         $  (401)         $   (163)
                                                                      =======          =======          ========

         Pursuant to SFAS No. 144," Accounting for the Impairment or Disposal of Long-Lived Assets", the Company's previously issued financial statements and notes have been reclassified to reflect discontinued components detailed above. Accordingly, the assets, liabilities, net operations, and net cash flows of these business segments have been reported as "Discontinued Operations" in the accompanying consolidated financial statements.

         (a) During the year ending September 30, 2003, the directors of Spear & Jackson, Inc. carried out a strategic review of the Company's loss making Megapro screwdriver division. It was determined that the division was no longer a core activity of the group and various divestment strategies were considered. With effect from September 30, 2003, the trade and assets of the division's principal operating companies, Mega Tool USA, Inc. and Mega Tools Limited, were transferred by prior subsidiary management, and without prior authorization, at their net book value of $384 to the division's former managing director.

The net assets transferred comprised:

                                                     (IN THOUSANDS)
             Inventories                                 $ 141
             Trade receivables                             190
             Property, plant and equipment                 100
             Cash                                           17
             Other assets                                    9
             Trade payables and other liabilities          (73)

                                                         -----
                                                         $ 384
                                                         =====

         The transfer proceeds were in the form of $284 of loan notes and other receivables and the discharge of a loan of $100 owed by the company to the Megapro managing director.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 5 - DISCONTINUED OPERATIONS - CONTINUED

         Having considered the future financial position of the Megapro division, the directors of Spear & Jackson, Inc. provided $97 against the recoverability of the balance of the sales proceeds that was outstanding at September 30, 2003. A further $187 was provided against this debt in the year ended September 30, 2004. It has now been agreed with Megapro that it will pay Canadian $54 (approximately $41) in settlement of those debts and this is being repaid in monthly installments of Canadian $5 (approximately $4) of which $27 has been received in the year ended September 30, 2005.

         (b) During the fourth quarter of fiscal 2005, the Company began marketing for sale certain assets associated with its thread gauge measuring business that is located in the United Kingdom. The carrying value of the assets relating to this entity has been written down to the lower of depreciated cost or estimated fair value after consideration of selling costs. These assets and liabilities of discontinued operations held for sale have not been reported separately in the consolidated balance sheets of the Company as the amounts involved are not considered material.

NOTE 6 - TRADE RECEIVABLES, CONCENTRATIONS OF CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                            AT SEPTEMBER 30,   AT SEPTEMBER 30,
                                            -----------------------------------
                                                  2005               2004
                                            ----------------   ----------------
                                             (IN THOUSANDS)     (IN THOUSANDS)
  Trade receivables                         $         17,973   $         20,546
  Allowance for doubtful accounts                     (1,525)            (1,703)
                                            ----------------   ----------------
                                            $         16,448   $         18,843
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

         The following table provides a roll forward of the changes in the allowance for doubtful accounts:

                                      BALANCE       CHARGED TO   CHARGED TO                 BALANCE
                                  AT BEGINNING OF    COSTS AND     OTHER                   AT END OF
DESCRIPTION                           PERIOD         EXPENSES     ACCOUNTS    DEDUCTIONS    PERIOD
-----------                       ---------------   ----------   ----------   ----------   ---------
Notes                                                               (1)          (2)

Year ended September 30, 2005         $  1,703        $   21       ($  27)     ($  172)     $  1,525
                                      ========       =======       ======      =======      ========

Year ended September 30, 2004         $  2,101       ($  147)       $ 165      ($  416)     $  1,703
                                      ========       =======       ======      =======      ========

Year ended September 30, 2003         $  1,975        $   81        $ 151      ($  106)     $  2,101
                                      ========       =======       ======      =======      ========

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 6 - TRADE RECEIVABLES, CONCENTRATIONS OF CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS - CONTINUED

NOTES:

   (1) Items charged to other accounts comprise exchange rate fluctuations during the year.

   (2) Deductions comprise recoveries of items previously written off.

NOTE 7 - INVENTORIES

                                            AT SEPTEMBER 30,   AT SEPTEMBER 30,
                                            -----------------------------------
                                                  2005               2004
                                            ----------------   ----------------
                                             (IN THOUSANDS)     (IN THOUSANDS)

  Finished products                         $         19,740   $         16,779
  In-process products                                  6,481              5,211
  Raw materials                                        5,320              5,944
  Less: allowance for slow moving and
   obsolete inventories                               (6,542)            (5,946)
                                            ----------------   ----------------
                                            $         24,999   $         21,988
                                            ================   ================

The following table provides a summary of the adjustments to the allowance for slow moving and obsolete inventories:

                                      BALANCE       CHARGED TO   CHARGED TO                 BALANCE
                                  AT BEGINNING OF    COSTS AND     OTHER                   AT END OF
DESCRIPTION                            PERIOD        EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                       ---------------   ----------   ----------   ----------   ---------
NOTE                                                                (1)          (2)

Year ended September 30, 2005         $ 5,946          $ 884        $ 189       ($ 477)     $ 6,542
                                      =======          =====        =====       ======      =======

Year ended September 30, 2004         $ 5,755          $ 391        $ 468       ($ 668)     $ 5,946
                                      =======          =====        =====       ======      =======

Year ended September 30, 2003         $ 5,839          $ 125        $ 431       ($ 640)     $ 5,755
                                      =======          =====        =====       ======      =======

NOTES:

   (1) Items charged to other accounts comprise exchange rate fluctuations during the year, and sundry recategorizations.

   (2) Deductions comprise obsolete items sold or scrapped.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

                                             AT SEPTEMBER 30,   AT SEPTEMBER 30,
                                             ----------------   ----------------
                                                   2005              2004
                                             ----------------   ----------------
                                              (IN THOUSANDS)     (IN THOUSANDS)
Assets held and used:
  Land and buildings, at cost            (a)    $  15,799          $   18,177
  Machinery, equipment and vehicles,
   at cost                                         35,331              35,101
  Furniture and fixtures, at cost                   1,256               1,241
  Computer hardware, at cost                        1,244               1,264
  Computer software, at cost                          342                 348
  Assets held under finance leases,
   at cost                               (b)        2,883               2,828
                                                ---------          ----------
                                                   56,855              58,959
  Accumulated Depreciation:                       (39,287)            (36,845)
                                                ---------          ----------
  Net                                           $  17,568          $   22,114
                                                =========          ==========
Assets held for sale:
  Assets held for sale, at cost:         (a)    $       -          $    3,228
  Accumulated Depreciation:                             -                 (38)
                                                ---------          ----------
  Net                                           $       -          $    3,190
                                                =========          ==========

         (a) During the year ended September 30, 2004, the Company spent $3.3 million on the acquisition of its manufacturing site at St Paul's Road, Wednesbury, England, and $3.2 million on a warehouse and office facility in Boca Raton, Florida. Following the removal from office of the Company's former CEO, the current board, in conjunction with the independent Corporate Monitor retained by the U.S. Securities and Exchange Commission, performed a detailed review of its U.S. sales and distribution strategy. As a result, the original initiative of setting up a central distribution unit in Florida was deferred. The Boca Raton warehouse was offered for sale and this property was accordingly presented as an asset held for sale in the consolidated balance sheet of the Company at September 30, 2004. The Boca Raton premises were sold on February 15, 2005. The Company completed the sale of part of its industrial site at Wednesbury on January 28, 2005. Details of these dispositions are provided in note 4, above.

         (b) Included in property, plant and equipment at September 30, 2005 are capital leases with a net book value of $1.3 million (September 30, 2004 $1.3 million). The cost of these assets held under capital leases was $2.9 million (September 30, 2004 $2.8 million), and the accumulated depreciation relating to these assets was $1.6 million (September 30, 2004 $1.5 million).

NOTE 9 - INVESTMENTS

         Investments comprise the following:

                                             AT SEPTEMBER 30,   AT SEPTEMBER 30,
                                             ----------------   ----------------
                                      NOTE         2005               2004
                                             ----------------   ----------------
                                              (IN THOUSANDS)     (IN THOUSANDS)
30% investment in Bipico Industries
  Private limited                      (a)      $      67          $      69
30% investment in  Bowers
  Metrologie SA                        (a)             67                 68
Other investments in equity
  securities                           (b)             23                 23

                                                ---------          ---------
                                                $     157          $     160
                                                =========          =========

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 9 - INVESTMENTS - CONTINUED

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

NOTE 10 - INCOME TAXES

         Spear & Jackson is subject to income taxes in the US and in the other overseas tax jurisdictions where its principal trading subsidiaries operate. The provision for US and foreign income taxes attributable to continuing operations consists of:

                                                                   FOR THE FISCAL YEARS ENDED
                                                      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                    -------------------------------------------------------
                                                          2005               2004               2003
                                                    ----------------   ----------------   -----------------
                                                     (IN THOUSANDS)     (IN THOUSANDS)      (IN THOUSANDS)
Continued operations:
  Current tax charge                                $           (174)  $           (113)  $            (100)
  Deferred tax charge                                           (294)            (1,092)             (1,397)
                                                    ----------------   ----------------   -----------------
                                                    $           (468)  $         (1,205)  $          (1,497)
                                                    ================   ================   =================

Discontinued operations:
  Deferred tax charge                               $              -   $              -   $             (44)
                                                    ================   ================   =================

Total                                               $           (468)  $         (1,205)  $          (1,541)
                                                    ================   ================   =================

The current and deferred tax charges arise wholly in non US operations.

A reconciliation of the provision for income taxes from continuing operations compared with the amounts provided at the US federal rate is as follows:

                                                                  FOR THE FISCAL YEARS ENDED
                                                      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                    -------------------------------------------------------
                                                          2005               2004               2003
                                                    ----------------   ----------------   -----------------
                                                     (IN THOUSANDS)     (IN THOUSANDS)      (IN THOUSANDS)
Tax at US federal statutory income tax rate         $         (1,247)  $           (574)  $          (2,192)
Overseas tax at rates different to effective rate                (89)               (81)                313
Gain on sale of UK property covered by capital
 losses brought forward                                          906                  -                   -
Permanent timing differences                                    (161)              (162)                (60)
Adjustment of prior year estimates                               219                118                 (98)
Valuation allowance                                             (143)              (536)                533
Miscellaneous                                                     47                 30                   7
                                                    ----------------   ----------------   -----------------
                                                    $           (468)  $         (1,205)  $          (1,497)
                                                    ================   ================   =================

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 10 - INCOME TAXES - CONTINUED

         Deferred income tax assets and liabilities for 2005 and 2004 reflect the impact of temporary differences between the book values of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by applicable tax regulations, as well as tax loss and tax credit carry-forwards.

         The temporary differences and carry forwards that give rise to deferred assets and liabilities at September 30, 2005 and September 30, 2004 comprise:

                                                     AT SEPTEMBER 30,      AT SEPTEMBER 30,
                                                     ----------------      ----------------
                                                           2005                  2004
                                                     ----------------      ----------------
                                                      (IN THOUSANDS)        (IN THOUSANDS)
Deferred tax assets:
  Property, plant and equipment                        $       412            $        59
  Pension benefit plan                                      10,812                 10,064
  Accruals and allowances                                    3,666                  2,752
  Inventory                                                    423                    186
  Tax loss carry forwards and other tax credits             21,082                 21,152

                                                       -----------            -----------
  Total deferred tax assets                                 36,395                 34,213
  Valuation allowance                                      (21,082)               (21,152)
                                                       -----------            -----------
  Net deferred tax assets                                   15,313                 13,061
                                                       -----------            -----------

Deferred tax asset, net                                $    15,313            $    13,061
                                                       ===========            ===========

Deferred tax asset, current portion                          2,623                  2,128
Deferred tax asset, non-current portion                     12,690                 10,933
                                                       ===========            ===========
                                                       $    15,313            $    13,061
                                                       ===========            ===========

         SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance to be established when it is "more likely than not" that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence was undertaken by the Company at September 30, 2005 to determine the likelihood of realizing the deferred tax benefits relating to property, plant and equipment, pension benefit plan, accruals and allowances, inventories and tax loss carryforwards shown above.

         The review considered the available positive and negative evidence, and included those factors believed to be relevant, including the Company's recent operating results and its expected future profitability, including the impact of its manufacturing restructuring strategies. Based on this review, the Company expects to generate sufficient future taxable income such that its gross deferred tax assets relating to property, plant and equipment, the UK pension benefit plan, accruals and allowances and inventories will meet the "more-likely-than-not" realizability test.

         The gross deferred tax assets in respect of tax loss carry forwards and other tax credits relate to operating loss carry forwards in the Company's UK, US and Australian companies totaling approximately $6.5 million (September 30, 2004 $6.3 million) and to other UK tax credits of approximately $14.6 million (September 30, 2004 $14.9 million). The Company's NOLs arising in the UK, France and Australia can be carried forward without time expiration while the US tax losses expire at various dates between 2017 and 2020. A recent history of operating losses and other factors has precluded the Company from demonstrating that it is more likely than not that the benefits of these domestic and foreign operating loss carryforwards and other tax credits will be realized. Accordingly, at September 30, 2005 a valuation allowance of $21.1 million (September 30, 2004 $21.2 million) has been recorded against these items.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 10 - INCOME TAXES - CONTINUED

         Spear & Jackson will continue to review the recoverability of its deferred tax assets and, based on such periodic reviews, the Company could recognize a change in the valuation allowance relating to its deferred tax assets in the future should, for example, estimates of forecast taxable income be reduced or other favorable or adverse events occur.

NOTE 11 - BANK FACILITIES

         The French and Australian subsidiaries of Spear & Jackson, Inc. maintain short-term credit facilities of $2.8 million (2004: $3.2 million) denominated in Euros and Australian dollars. The facilities comprise bank overdraft lines, with interest rates ranging from 6.8% to 12.6%, together with facilities for letters of credit and the discount of bills receivable. There was nothing outstanding under the overdraft lines at September 30, 2005 (2004: $0.07 million) and $0.1 million of letters of credit and bills were outstanding under these facilities (2004: $0.9 million).

         In addition, the UK subsidiaries of Spear & Jackson, Inc. maintain a line of credit of $8.0 million (2004: $8.1million). This is secured by fixed and floating charges on the assets and undertakings of these businesses. Of the total facility, $5.3 million (2004: $5.4 million) relates to bank overdrafts and $2.7 million (2004: $2.7 million) is available for letters of credit. These facilities are denominated in British pounds. The overdraft carries interest at UK base rate plus 1%. At September 30, 2005 the Company had $0.8 million (2004:
$nil) borrowings outstanding under the overdraft line and $0.6 million in outstanding letters of credit (2004: $1.5 million). Additionally, as a consequence of the special pension contributions made in June and September 2005, and the additional funding which will be required to finance the forthcoming restructuring initiatives, an open-ended on demand bridging loan of $5.3 million has been secured with Company's UK bankers. The facility is denominated in British pounds and is secured by a first legal charge over the Wednesbury land and property. It carries interest at UK base rates plus 1%. This facility had not been utilized at September 30, 2005.

NOTE 12 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                                   AT SEPTEMBER 30,    AT SEPTEMBER 30,
                                                  --------------------------------------
                                                         2005                2004
                                                  -----------------   ------------------
                                                   (IN THOUSANDS)       (IN THOUSANDS)
Compensation related                              $           2,746   $            4,124
Rebates/dealer incentives                                     1,297                1,315
Sales taxes payable                                             462                  480
Finance lease liabilities - current portion                     613                  803
Audit and accountancy fees                                      503                  308
Commissions                                                     735                  698
Property rentals                                                224                  309
Provisions                                                    2,533                2,411
Other                                                         2,128                2,500
                                                  -----------------   ------------------
                                                  $          11,241   $           12,948
                                                  =================   ==================

NOTE 13 - OTHER LIABILITIES

Other liabilities comprise:

                                                   AT SEPTEMBER 30,    AT SEPTEMBER 30,
                                                  --------------------------------------
                                                         2005                2004
                                                  -----------------   ------------------
                                                    (IN THOUSANDS)      (IN THOUSANDS)
Finance lease liabilities - non current portion   $             337   $              625
Property rentals                                                412                  495
Government grant received                                         -                   52

                                                  -----------------   ------------------
                                                  $             749   $            1,172
                                                  =================   ==================

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 14 - PENSION PLAN

         The Company operates a contributory defined benefit Plan covering certain of its employees in the United Kingdom based subsidiaries of Spear & Jackson plc. The benefits provided by the Plan are based on years of service and compensation history. Admittance to the Plan is now closed. Pension Plan assets are primarily invested in equities, fixed income securities and Government stocks.

         Amounts payable by the Company to the Plan are determined on the advice of the Plan's actuaries and after discussion with, and agreement by, the Plan's trustees. The Company's funding policy with respect to the Plan is to make contributions in respect of ongoing benefit accruals and the clearance of underfunding deficits which are at least the minimum amounts required in accordance with applicable UK law and pension regulations. In the years ended September 30, 2005, September 30, 2004, and September 30, 2003, contributions amounted to $10.3 million, $2.7million and $2.8 million, respectively. Contributions in the year ending September 30, 2005 included special contributions of (pound)4 million (approximately $7.2 million). The reasons for the special contribution are explained below. Employer contributions in the year ending September 30, 2006 are expected to be approximately $3.4 million.

         The pension Plan actuarial advisors carried out an actuarial valuation of the Plan as at December 31, 2004. This valuation showed an increase in the Plan's deficit compared to that calculated at April 5, 2002, the date of the last full actuarial valuation. Following discussions between the Company and the trustees of the Plan, it was agreed that the Company would make a special contribution to the Plan of (pound)4 million (approximately $7.2 million). (pound)2 million (approximately $3.6 million) was paid in June 2005 and the remainder was paid in September 2005. Also, from May 2005, the Company's annual pension contributions have increased from 21.2% of pensionable salaries (approximately (pound)1.5million or $2.7 million) to a fixed amount of (pound)1.9 million (approximately $3.4 million). This rate of annual contribution will remain in place, subject to certain conditions, until April 207 when it will be reviewed by the Plan actuary.

Expected future benefit payments, excluding future new members, are as follows:

                                           EXPECTED BENEFIT
                          YEAR                 PAYMENTS
                          ----             ----------------
                                            (IN THOUSANDS)
                          2006               $      7,960
                          2007               $      8,319
                          2008               $      8,692
                          2009               $      9,083
                          2010               $      9,491
                       2011-2015             $     54,260

         The Company's actuary carried out valuations of the Plan under SFAS 87, "Employers Accounting for Pensions", at September 30, 2005 and at September 30, 2004. The following table, as provided by the actuary, analyzes the movement in the pension Plan liability between September 30, 2003, September 30, 2004 and September 30, 2005 and provides a reconciliation of changes in the projected benefit obligation, fair value of Plan assets and the funded status of the Company's defined benefit pension Plan with the amounts recognized in the Company's balance sheets at September 30, 2005 and September 30, 2004:

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 14 - PENSION PLAN - CONTINUED

                                                                            2005                2004
                                                                       --------------      --------------
                                                                       (IN THOUSANDS)      (IN THOUSANDS)
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation at the beginning of the year              $     180,375       $     154,105
Foreign currency exchange rate changes                                        (4,530)             12,795
Service cost                                                                   1,805               1,518
Interest cost                                                                 10,072               8,977
Employee contributions                                                           947                 933
Actuarial loss                                                                32,229               9,459
Benefits paid                                                                 (7,427)             (7,412)
                                                                       -------------       -------------
  Projected benefit obligation at the end of the year                  $     213,471       $     180,375
                                                                       =============       =============
CHANGE IN FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at the beginning of the year                 $     141,257       $     124,355
Foreign currency exchange rate changes                                        (3,525)             10,329
Actual return on plan assets                                                  28,651              10,346
Employer contributions                                                        10,207               2,706
Employee contributions                                                           947                 933
Benefits paid                                                                 (7,427)             (7,412)
                                                                       -------------       -------------
  Fair value of plan assets at the end of the year                     $     170,110       $     141,257
                                                                       =============       =============
FUNDED STATUS OF PLAN:
Projected benefit obligation in excess of plan assets                  $     (43,361)      $     (39,118)
Unrecognized net actuarial loss                                               69,907              59,902
                                                                       -------------       -------------
  Net amount recognized                                                $      26,546       $      20,784
                                                                       =============       =============

AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Accrued benefit cost                                                   $     (35,954)      $     (33,545)
Accumulated other comprehensive income                                        62,501              54,329
                                                                       -------------       -------------
  Net amount recognized                                                $      26,546       $      20,784
                                                                       =============       =============
INCREASE OVER THE YEAR IN THE MINIMUM LIABILITY INCLUDED IN
 OTHER COMPREHENSIVE INCOME                                            $       8,172       $       7,595
                                                                       =============       =============

         At September 30, 2005 the projected benefit obligation, accumulated benefit obligation, and fair value of assets for the pension Plan were $213.5 million (2004: $180.4 million), $206.2 million (2004: $174.8 million), and
$170.1 million (2004: $141.3 million).

         At September 30, 2005 and 2004 the Company had minimum pension plan liabilities of $62.5 million and $54.3 million, respectively, in respect of the Plan. In accordance with the requirements of SFAS 87 the Company has recognized this liability on its balance sheet since the accumulated benefit obligations of the Plan exceed the fair value of the Plan's assets. Any increase or decrease in the minimum liability is recorded through a direct charge or credit to stockholders' equity and is reflected, net of tax, as a component of comprehensive income in the consolidated statements of shareholders' equity. The Company's minimum pension liabilities increased by $8.4 million from fiscal 2004 to fiscal 2005. This increase is principally due to the adoption of a different mortality table in the calculation of the Plan's benefit obligations together with a decrease in the discount rate assumption used at September 30, 2005 compared to that employed at the previous fiscal year end.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 14 - PENSION PLAN - CONTINUED

         The assumptions used and the net periodic pension cost for the Company's defined benefit plans are presented below:

                                             2005          2004          2003
                                          ---------     ---------      --------
WEIGHTED AVERAGE ASSUMPTIONS
  Discount rate                              5.00%         5.50%         5.50%
  Rate of compensation increase              2.90%         2.80%         2.50%
  Expected return on assets                  6.50%         7.00%         7.50%
  Fixed pension increase                     5.00%         5.00%         5.00%
  LPI pension increase                       2.70%         2.70%         2.50%
  Post 1988 GMP increase                     2.40%         2.40%         2.00%
  Inflation                                  2.80%         2.80%         2.50%


                                             2005          2004          2003
                                          ---------     ---------      --------
COMPONENTS OF NET PERIODIC BENEFIT COST
  Defined benefit plans:
    Service cost                          $   1,805     $   1,518      $  1,439
    Interest cost                            10,072         8,977         7,996
    Expected return on plan assets          (10,588)      (10,901)       (9,915)
    Recognition of actuarial loss             2,702         1,701           754
                                          ---------     ---------      --------

Net periodic cost                         $   3,991     $   1,295      $    274
                                          =========     =========      ========

         The tables above set forth the historical components of net periodic pension cost for the employees associated with the Company and is not necessarily indicative of the amounts to be recognized by the Company on a prospective basis. The net periodic pension cost for the year ended September 30, 2006 is estimated to be $8.2 million.

         The valuation results are sensitive to the choice of key financial assumptions. These assumptions are determined by the Company in consultation with its actuarial advisers and are reviewed by its auditors. The major financial assumptions have been derived as follows:

         The Company sets the discount rate assumption annually for the retirement benefit plan at its respective measurement date to reflect the yield of high quality fixed-income corporate bonds of suitable duration

         The Company's expected return on assets assumption is set in the light of an actuarial analysis of the long term return expectations for the assets held by the Plan. The start point for the derivation of the rate is the return on UK government stocks with maturity dates matching the crystallization of the plan's liabilities. To reflect the fact that a significant part of the Plan's assets are invested in asset classes such as equities and corporate bonds that are expected to produce higher returns than the government bonds, the overall rate of return on assets has been adjusted to take account of these higher yields. The expected return on assets assumed to determine the 2006 expense is 6.5% a year (2005: 7.0%), which is based on an equity risk premium of 3.75% a year over the yields available on long-term government bonds at September 30, 2005 of 4.35% a year for 51% of the assets.

         Price inflation is determined with reference to the difference in yield between fixed interest and index-linked government bonds as adjusted to take account of a higher perceived demand for index-linked bonds.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 14 - PENSION PLAN - CONTINUED

         The following table illustrates the sensitivity to a change in certain of the key assumptions used in calculating the assets and liabilities of the pension plan:

                                                  Impact on          Impact on
                            Impact on 2006      September 30,      September 30,
                            Pre-Tax Pension         2005           2005 Equity
Change in Assumption           Expense              PBO            (Net of tax)
-------------------------   ---------------    --------------     --------------

25 basis point
decrease in discount         +$0.74 million    +$9.09 million     -$6.08 million
rate

25 basis point
increase in discount         -$0.71 million    -$8.67 million     +$5.84 million
rate

25 basis point
decrease in expected         +$0.37 million          -                  -
return on assets

25 basis point
increase in expected         -$0.37 million          -                  -
return on assets

25 basis point
increase in compensation     +$0.16 million    +$0.78 million           -
assumption

25 basis point
decrease in compensation     -$0.16 million    -$0.76 million           -
assumption

Use of PA80C2010
Mortality table              -$1.38 million   -$10.44 million     +$7.04 million

         The trustees aim to invest the assets of the Plan prudently to ensure that the benefits promised to members are provided. In setting the investment strategy, the trustees first considered the lowest risk asset allocation that they could adopt in relation to the Plan's liabilities (100% UK Government Bonds). The asset allocation strategy they have selected is designed to achieve a higher return than the lowest risk strategy while maintaining a prudent approach to meeting the Plan's liabilities.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 14 - PENSION PLAN - CONTINUED

The allocation of Plan investments to the various asset categories at September 30, 2005 and September 30, 2004 was as follows:

                              Target       % of Assets at       % of Assets at
                            Allocation   September 30, 2005   September 30, 2004
                            ----------   ------------------   ------------------
ASSET CATEGORY:

   Equities                     50%               51%                 48%
   Bonds                        50%               43%                 49%
   Cash                          0%                6%                  3%
                               ---               ---                 ---
Total                          100%              100%                100%
                               ===               ===                 ===

The target shown above is a short-term allocation.

NOTE 15 - LEASES

         Rental expense for operating leases in the year ended September 30, 2005 was $1.1 million. Operating lease costs in both the years ended September 30, 2004 and September 30, 2003 amounted to $0.9 million. Future minimum rental commitments under non-cancelable operating leases as of September 30, 2005 and September 30, 2004 are as follows:

                                                             2005
                                                        (IN THOUSANDS)
                                                        --------------

         2006                                             $   1,032
         2007                                                 1,016
         2008                                                   982
         2009                                                   923
         2010                                                   809
         Thereafter                                           2,163
                                                          ---------
         Total minimum lease payments                     $   6,925
                                                          =========

         Under capital lease agreements, the Company is required to make certain monthly, quarterly or annual lease payments through 2009. The aggregate minimum capital lease payments for the next four years, with their present value as of September 30, 2005, and September 30, 2004 are as follows:

                                                       2005           2004
                                                  (IN THOUSANDS)  (IN THOUSANDS)
                                                  --------------  --------------

         2006                                         $   651       $     846
         2007                                             350             510
         2008                                               5             148
         2009                                               -               5
                                                      -------       ---------
         Total minimum lease payments                   1,006           1,509
         Less amount representing
          interest at 5.5%                                (56)            (81)
                                                      -------       ---------
         Present value of net minimum
          lease payments                                  950           1,428
         Less current portion                            (613)           (803)
                                                      -------       ---------
         Long-term portion                            $   337       $     625
                                                      =======       =========

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 16 - COMMON STOCK
                                                          2005         2004
                                                        (NUMBER)     (NUMBER)
                                                       ----------   ----------
         Par value $.001 per share

         Authorized :                                  25,000,000   25,000,000
                                                       ==========   ==========

         Issued :                                      12,011,122   12,011,122
                                                       ==========   ==========
         Outstanding:
         At beginning of period                        11,741,122   11,741,122
         Purchase of shares (see below)                (6,005,561)           -
                                                       ----------   ----------
         At end of period                               5,735,561   11,741,122
                                                       ==========   ==========

         On April 8, 2005 the Company acquired, for $100, 6,005,561 common shares of the Company that were held by PNC Tool Holdings LLC. The agreement for the purchase of this stock had been approved by the SEC on February 10, 2005, and by the US District Court for the Southern District of Florida on February 15, 2005 in part settlement of the litigation captioned SEC v Dennis Crowley, Spear & Jackson, Inc., International Media solutions, Inc., Yolanda Velazquez and Kermit Silva (Case No. 04-80354-civ-Middlebrooks).

NOTE 17 - RELATED PARTY TRANSACTIONS AND BALANCES

         Transactions for the years ended September 30, 2005, September 30, 2004, and September 30, 2003 were as follows:

                                            FOR THE FISCAL YEARS ENDED
                                  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                  -------------   -------------   -------------
                                      2005            2004            2003
                                  -------------   -------------   -------------

Interest on the promissory note
 payable to a significant
 stockholder of the company
 and interest on director's loan      $  0             $  0            $  12
                                      ====             ====            =====

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

NOTE 18 - SEGMENT DATA

         The Company's principal operations relate to the manufacture and distribution of a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools. These operations are conducted through business divisions located primarily in the United Kingdom, France, the Netherlands, USA and Australasia.

         Given below are summaries of the significant accounts and balances by business segment and by geographical location, reconciled to the consolidated totals. In all years, transactions and balances applicable to the Company's distribution companies in France, Australia and New Zealand have been aggregated with the hand and garden product businesses since these products represent the most significant proportion of the distribution companies' trades. Those transactions relating to the Company's distribution entity in the Netherlands have been included in the Metrology division. The summaries also provide an analysis of the accounts and balances between continuing and discontinued operations.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 18 - SEGMENT DATA - CONTINUED

The following is a summary of the significant accounts and balances (in thousands) by business segment, reconciled to the consolidated totals:

                                                  SALES                                       LONG-LIVED ASSETS (a)
                             -----------------------------------------------     ------------------------------------------------
                               YEAR ENDED       YEAR ENDED       YEAR ENDED        YEAR ENDED      YEAR ENDED        YEAR ENDED
                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                  2005             2004             2003             2005             2004              2003
                             -------------    -------------    -------------     -------------    -------------     -------------
  Hand & garden tools          $  74,339        $  76,468        $  69,959         $   5,488        $   8,814          $  6,640
  Metrology tools                 17,262           15,370           13,571             2,293            2,689             2,699
  Magnetic products               10,724            9,341            8,315               395              862             1,023
  Screwdrivers                         -                -            1,093                 -                -                 -
  Corporate                            -                -                -             9,392            9,749             9,199
                               ---------        ---------        ---------         ---------        ---------          --------
     Total                     $ 102,325        $ 101,179        $  92,938         $  17,568        $  22,114          $ 19,561
                               =========        =========        =========         =========        =========          ========

Attributable to:
Continuing operations          $ 100,698        $  99,485        $  90,124         $  17,568        $  22,060          $ 19,561
Discontinued operations        $   1,627        $   1,694        $   2,814         $       -        $      54          $      -
                               ---------        ---------        ---------         ---------        ---------          --------
                               $ 102,325        $ 101,179        $  92,938         $  17,568        $  22,114          $ 19,561
                               =========        =========        =========         =========        =========          ========

                                             DEPRECIATION                                      CAPITAL EXPENDITURE
                             -----------------------------------------------     ------------------------------------------------
                               YEAR ENDED       YEAR ENDED       YEAR ENDED        YEAR ENDED      YEAR ENDED        YEAR ENDED
                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                  2005             2004             2003             2005             2004              2003
                             -------------    -------------    -------------     -------------    -------------     -------------
  Hand & garden tools          $   2,291        $   1,975        $   1,901         $   1,256        $   3,726          $  1,863
  Metrology tools                    530              421              400               119              202               638
  Magnetic products                  474              281              234                 4               35               337
  Screwdrivers                         -                -               14                 -                -                 2
  Corporate                          247              252              192                 -            3,228                93
                               ---------        ---------        ---------         ---------        ---------          --------
     Total                     $   3,542        $   2,929        $   2,741         $   1,379        $   7,191          $  2,933
                               =========        =========        =========         =========        =========          ========

Attributable to:
Continuing operations          $   3,488        $   2,922        $   2,708         $   1,379        $   7,137          $  2,931
Discontinued operations        $      54        $       7        $      33         $       -        $      54          $      2
                               ---------        ---------        ---------         ---------        ---------          --------
                               $   3,542        $   2,929        $   2,741         $   1,379        $   7,191          $  2,933
                               =========        =========        =========         =========        =========          ========

                                             OPERATING INCOME                                     NET INTEREST
                             -----------------------------------------------     ------------------------------------------------
                               YEAR ENDED       YEAR ENDED       YEAR ENDED        YEAR ENDED      YEAR ENDED        YEAR ENDED
                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                  2005             2004             2003             2005             2004              2003
                             -------------    -------------    -------------     -------------    -------------     -------------
  Hand & garden tools          $     (19)       $   1,124        $   3,404         $    (178)       $    (203)         $   (255)
  Metrology tools                  1,610            1,533            1,380               (14)             (17)              (18)
  Magnetic products                1,058            1,136            1,715               (10)             (14)              (14)
  Screwdrivers                         -                -              (17)                -                -               (10)
  Corporate                         (982)          (1,849)            (135)              249              (66)               50
                               ---------        ---------        ---------         ---------        ---------          --------
     Total                     $   1,667        $   1,944        $   6,347         $      47        $    (300)         $   (247)
                               =========        =========        =========         =========        =========          ========
Attributable to:
Continuing operations          $   1,830        $   2,158        $   6,377         $      47        $    (300)         $   (237)
Discontinued operations        $    (163)       $    (214)       $     (30)        $       -        $       -          $    (10)
                               ---------        ---------        ---------         ---------        ---------          --------
                               $   1,667        $   1,944        $   6,347         $      47        $    (300)         $   (247)
                               =========        =========        =========         =========        =========          ========

(a) Represents property, plant and equipment, net

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 18 - SEGMENT DATA - CONTINUED

THE FOLLOWING TABLE PRESENTS CERTAIN DATA BY GEOGRAPHIC AREAS (IN THOUSANDS):

                                                 SALES (a)                                     LONG-LIVED ASSETS (b)
                             -----------------------------------------------     ------------------------------------------------
                               YEAR ENDED       YEAR ENDED       YEAR ENDED        YEAR ENDED      YEAR ENDED        YEAR ENDED
                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                  2005             2004             2003             2005             2004              2003
                             -------------    -------------    -------------     -------------    -------------     -------------
  United Kingdom               $  44,555        $  45,417        $  38,625         $  15,875        $  20,337          $ 17,706
  Europe                          21,778           18,817           17,159             1,163            1,231             1,243
  Australasia                     15,160           17,505           20,215               530              546               605
  North America                    6,982            6,954            6,802                 -                -                 7
  Other                           13,850           12,486           10,137                 -                -                 -
                               ---------        ---------        ---------         ---------        ---------          --------
     Total                     $ 102,325        $ 101,179        $  92,938         $  17,568        $  22,114          $ 19,561
                               =========        =========        =========         =========        =========          ========
Attributable to:
Continuing operations          $ 100,698        $  99,485        $  90,124         $  17,568        $  22,060          $ 19,561
Discontinued operations        $   1,627        $   1,694        $   2,814         $       -        $      54          $      -
                               ---------        ---------        ---------         ---------        ---------          --------
                               $ 102,325        $ 101,179        $  92,938         $  17,568        $  22,114          $ 19,561
                               =========        =========        =========         =========        =========          ========

                                             DEPRECIATION                                      CAPITAL EXPENDITURE
                             -----------------------------------------------     ------------------------------------------------
                               YEAR ENDED       YEAR ENDED       YEAR ENDED        YEAR ENDED      YEAR ENDED        YEAR ENDED
                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                  2005             2004             2003             2005             2004              2003
                             -------------    -------------    -------------     -------------    -------------     -------------
  United Kingdom               $   3,172        $   2,472        $   2,303         $     995        $   3,694          $  2,585
  Europe                             109               93              117                79                3                11
  Australasia                        261              313              301               305              266               330
  North America                        -               51               20                 -            3,228                 7
                               ---------        ---------        ---------         ---------        ---------          --------
     Total                     $   3,542        $   2,929        $   2,741         $   1,379        $   7,191          $  2,933
                               =========        =========        =========         =========        =========          ========
Attributable to:
Continuing operations          $   3,488        $   2,922        $   2,708         $   1,379        $   7,137          $  2,931
Discontinued operations        $      54        $       7        $      33         $       -        $      54          $      2
                               ---------        ---------        ---------         ---------        ---------          --------
                               $   3,542        $   2,929        $   2,741         $   1,379        $   7,191          $  2,933
                               =========        =========        =========         =========        =========          ========

                                             OPERATING INCOME                                     NET INTEREST
                             -----------------------------------------------     ------------------------------------------------
                               YEAR ENDED       YEAR ENDED       YEAR ENDED        YEAR ENDED      YEAR ENDED        YEAR ENDED
                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                  2005             2004             2003             2005             2004              2003
                             -------------    -------------    -------------     -------------    -------------     -------------
  United Kingdom               $   1,938        $   3,441        $   6,333         $     109        $    (186)         $    (77)
  Europe                             355              243              (85)             (185)            (163)             (186)
  Australasia                        183             (171)             595                60               24               (10)
  North America                     (809)          (1,569)            (496)               63               25                26
                               ---------        ---------        ---------         ---------        ---------          --------
     Total                     $   1,667        $   1,944        $   6,347         $      47        $    (300)         $   (247)
                               =========        =========        =========         =========        =========          ========
Attributable to:
Continuing operations          $   1,830        $   2,158        $   6,377         $      47        $    (300)         $   (237)
Discontinued operations        $    (163)       $    (214)       $     (30)        $       -        $       -          $    (10)
                               ---------        ---------        ---------         ---------        ---------          --------
                               $   1,667        $   1,944        $   6,347         $      47        $    (300)         $   (247)
                               =========        =========        =========         =========        =========          ========

(a) Sales are attributed to geographic areas based on the location of the customers.
(b) Represents property, plant and equipment, net.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 19 - FINANCIAL INSTRUMENTS

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

         The company had the following financial assets and liabilities and derivative financial instruments at September 30, 2005 and 2004:

         FINANCIAL ASSETS AND LIABILITIES

         The Company's financial assets and liabilities comprise cash and cash equivalents, accounts receivable, short-term borrowings, notes and accounts payable and long-term debt. In respect of these items fair value approximates to the carrying amounts indicated in the balance sheets at September 30, 2005 and 2004.

         DERIVATIVE FINANCIAL INSTRUMENTS

         The Company had $1 million and $1.5 million outstanding in respect of forward exchange contracts outstanding as of September 30, 2005 and 2004, respectively, in order to hedge the foreign currency risk of certain accounts receivable and accounts payable transactions. These transactions are expected to mature within four months of the period end. The estimated fair values of the Company's forward exchange contracts at September 30, 2005 and 2004, which equal the carrying amounts of the related accounts receivable and accounts payable balances, were $1 million and $2.1 million. Changes in the fair value of forward exchange contracts designated and qualifying as cash flow hedges are reported in accumulated other comprehensive income (loss). These amounts are subsequently reclassified into earnings through other income (expenses) in the same period that the hedged items affect earnings. Most reclassifications occur when the products related to a hedged transaction are sold to customers or purchased from suppliers. Substantially all unrealized losses on derivatives included in accumulated other comprehensive income (loss) at the end of the 2005 fiscal year are expected to be recognized in earnings within the next three months.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

         The Company had outstanding documentary letters of credit totaling $0.7 million at September 30, 2005 (2004: $2.4 million) relating primarily to inventory purchases from suppliers in the Far East.

         The Company's bank accounts held with the HSBC Bank plc by UK subsidiaries of Spear & Jackson plc and Bowers Group plc form a pooled fund. As part of this arrangement the companies involved have entered into a cross guarantee with HSBC Bank plc to guarantee any bank overdraft of the entities in the pool. At September 30, 2005 the extent of this guarantee relating to gross bank overdrafts was $20.4 million (2004: $20.5 million). The overall pooled balance of the bank accounts within the pool at September 30, 2005 was a net overdrawn balance of $0.8 million (2004: $1.6 million cash in hand).

         The bank overdraft and other facilities of Spear & Jackson Australia Pty. Limited have been guaranteed by its immediate parent, James Neill Holdings Limited, and the bank overdraft and other facilities of Spear & Jackson France SA have been guaranteed by Spear & Jackson plc.

         Commitments under non-cancelable operating leases are disclosed in note 15.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 20 - COMMITMENTS AND CONTINGENCIES - CONTD.

         A number of class action lawsuits have been initiated in the U.S. District Court for the Southern District of Florida by Company stockholders against the Company, Sherb & Co. LLP, the Company's former independent auditor, and certain of the Company's directors and officers, including Mr. Dennis Crowley, the Company's former Chief Executive Officer/Chairman, and Mr. William Fletcher, the Company's former CFO and current acting Chief Executive Officer.

         These suits allege essentially the same claims as an SEC suit that was filed on April 15, 2004, in the U.S. District Court for the Southern District of Florida. This suit, filed against the Company and Mr. Crowley, among others, alleged violations of the federal securities laws. These allegations arose from the alleged failure of Mr. Crowley to accurately report his ownership of the Company's stock, and his alleged manipulation of the price of the Company's stock through the dissemination of false information, allowing him to profit from sales of stock through nominee accounts. The suit was settled on February 15, 2005 following approval by the US District Court.

         Lead counsel has now been appointed for the class action suits and a consolidated complaint has been filed. The Company is in the process of formulating its response. It is impossible at this time to ascertain the ultimate legal and financial liability or whether this action will have a material adverse effect on the Company's financial condition and results of operations.

         The defendants filed certain Motions to Dismiss with regard to the Complaint and on October 19, 2005, the U.S. District Court for the Southern District of Florida in In Re Spear & Jackson Securities Litigation entered its Order regarding these Motions. The Order denied the Company's motion as well as that of Dennis Crowley, the former Chief Executive Officer of Spear & Jackson. The Company is in the process of preparing its answer and defenses to the Complaint. The Court granted the Motion to Dismiss on behalf of William Fletcher, the Company's interim Chief Executive Officer and also granted the Motion to Dismiss of the Company's former independent auditor, Sherb & Co., LLP, although the dismissal regarding the latter is now on appeal.

         The Court also denied the motion of Spear & Jackson's Monitor to abate the litigation for a six-month period pending the administration of the SEC's restitution fund. The Court also denied Plaintiff's Motion for Clarification and established a new cut-off for discovery until December 19, 2005. The case had initially been set on the Court's two week calendar beginning March 6, 2006. The trial date is now set for October 2006.

         On September 6, 2005, the Company was served with a Shareholder Derivative Complaint filed on June 1, 2004 in the Circuit Court for Palm Beach County, Florida (Case No. CA005068). The suit names, in addition to the Company, which is a nominal defendant, present and former directors and the Company's prior accounting firm as defendants. The suit contains essentially the same factual allegations as the SEC suit, which was filed in April 2004 in the U. S. District Court for the Southern District of Florida and the series of class actions claims initiated in the U.S. District Court, but alleges state law claims of breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and lack of reasonable care by various or all the defendants. The Company will evaluate the Complaint and file its response at the appropriate time.

         With effect from September 30, 2003 the Company exited its screwdriver operations following the disposition of the trade and assets of Mega Tools Ltd and Mega Tools USA, Inc. The disposition of the screwdriver division was undertaken by Neil Morgan who was then heading up the division. The Company believed that no specific authorization was afforded to Mr. Morgan to undertake that disposition. An amount of $284 was provided against the recovery of any disposition proceeds. It has now been agreed with Megapro that it will pay Canadian $54 (approximately $41) in settlement of those debts and this is being repaid in monthly installments of Canadian $ 5 (approximately $4) of which $27 has been received in the year ended September 30, 2005.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 20 - COMMITMENTS AND CONTINGENCIES - CONTD.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 21 - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

FISCAL 2005:
                                                                QUARTERS ENDED
                                   DECEMBER         MARCH            JUNE          SEPTEMBER         TOTAL
                                   --------       ---------        ---------       ---------       ---------
Net sales                          $ 24,685       $  27,773        $  25,954       $  22,286       $ 100,698
Gross profit                       $  7,951       $   9,416        $   8,423       $   7,445       $  33,235
Net income (loss)
  Continued operations             $   (611)      $   3,529        $     108       $     708       $   3,734
  Discontinued operations          $    (37)      $    (335)       $     (43)      $    (224)      $    (639)
  Total                            $   (648)      $   3,194        $      65       $     484       $   3,095
Net income (loss) per share
(Basic and diluted)
  Continued operations             $  (0.05)      $    0.30        $    0.02       $    0.15       $    0.42
  Discontinued operations          $  (0.01)      $   (0.03)       $   (0.01)      $   (0.02)      $   (0.07)
  Total                            $  (0.06)      $    0.27        $    0.01       $    0.13       $    0.35

FISCAL 2004:
                                                                QUARTERS ENDED
                                   DECEMBER         MARCH            JUNE          SEPTEMBER         TOTAL
                                   --------       ---------        ---------       ---------       ---------
Net sales                          $ 22,569       $  26,985        $  25,978       $  23,953       $  99,485
Gross profit                       $  7,033       $   8,554        $   7,900       $   8,424       $  31,911
Net income
  Continued operations             $    333       $     (12)       $    (233)      $     749       $     837
  Discontinued operations          $    (52)      $     (56)       $     (54)      $    (239)      $    (401)
  Total                            $    281       $     (68)       $    (287)      $     510       $     436
Net income per share
(Basic and diluted)
  Continued operations             $   0.03       $       -        $   (0.02)      $    0.06       $    0.07
  Discontinued operations          $  (0.01)      $   (0.01)       $       -       $   (0.01)      $   (0.03)
  Total                            $   0.02       $   (0.01)       $   (0.02)      $    0.05       $    0.04

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective December 16, 2002, the Company dismissed BDO Dunwoody LLP ("BDO") as its principal accountants. The reports of BDO on the financial statements of Megapro Tools, Inc. for the two prior years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The decision to dismiss BDO was recommended by management and approved by the Company's Board of Directors. In connection with its audits for the two most recent fiscal years and the subsequent interim period preceding dismissal on December 16, 2002, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO would have caused them to make reference thereto and report on the financial statements for such years. During the two most recent fiscal years and prior to December 16, 2002, the Company had no reportable events.

The Company requested BDO furnish a letter addressed to the Securities and Exchange Commission stating whether or not BDO agreed with the statements above and on December 22, 2002 BDO filed such letter with the Securities and Exchange Commission.

Effective December 19, 2002, the Company engaged the accounting firm of Sherb & Co LLP ("Sherb") to audit the Company's financial statements for the fiscal year ended September 30, 2002. The Company had not consulted with Sherb during the last two years or subsequent interim period on either the application of accounting principles or type of opinion that Sherb might issue on the Company's financial statements.

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

There have been no disagreements between the Company and the former certifying accountant, Sherb, on which Chantrey Vellacott has consulted.

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

The audit report issued by Sherb on the consolidated financial statements of the Company as of, and for the year ended September 30, 2003 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Securities Exchange Act) that occurred during the year ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

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

Directors and Executive Officers:

   NAME                      AGE     TITLE
   ----                      ---     -----

   John Harrington, Jr.      64      Interim Chairman
   William Fletcher          59      Acting Chief Executive Officer and Director
   Robert Dinerman           69      Director
   Patrick Dyson             49      Chief Financial Officer

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

Mr. William Fletcher was appointed Acting Chief Executive Officer in April 2004 following the removal of Dennis Crowley from that position. He had previously been Chief Financial Officer since September 2002. Mr. Fletcher has served in various positions with Spear & Jackson plc since 1970. Mr. Fletcher was appointed Finance Director of Neill Tools Limited, the Company's principal UK subsidiary, in September 1987 and, in May 2002, he was appointed Group Finance Director.

Mr. Robert Dinerman was appointed a director in August 2003. Mr. Dinerman was Vice President of Pierre Frozen Foods in Cincinnati, Ohio from 1958-1995 and from 1996 to 2001 was chairman of Envision Industries. He is currently a board member of Spring Valley Bank and the Cincinnati Psychoanalytic Institute. In 1958, Mr. Dinerman received a BA in Psychology from Lebanon Valley College in Annville, Pennsylvania and a Master's degree in psychology from Xavier University in Cincinnati, Ohio in 1967. A licensed psychologist, Mr. Dinerman taught for over 25 years in the Graduate School of Business at Xavier University where he became Assistant Professor in the Department of Psychology.

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

In October 2004, the Company appointed Mr. S. Jack Campbell as advisor and consultant to the Board of Directors. Mr. Campbell is Principal of MASI, Ltd., a private investment banking firm in Chicago. His engagement involved advising the Company on corporate governance matters, sourcing and identifying qualified director candidates to augment the current Board, corporate strategic assistance and coordination and liaison with the Corporate Monitor. On completion of the various projects involved Mr. Campbell's advisory role was terminated.

Following the resolution of the SEC litigation and the securing of Directors and Officers insurance in January 2005, the Company has continued to consider the appointment of individuals as executive and non-executive directors to strengthen the composition of the Company's Board of Directors.

TERM OF OFFICE

Our Directors are appointed for terms of one year to hold office until the next annual general meeting of the holders of our common stock, as provided by the Nevada Revised Statutes, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

MEETINGS OF THE BOARD

During fiscal 2005, in addition to actions taken by unanimous written consent, there were 8 meetings of the Company's Board of Directors.

COMMITTEES

The Company presently has an audit committee comprising Messrs. John Harrington and Robert Dinerman, who comprise two of the three members of our Board of Directors. There is currently no independent audit committee financial expert. The audit committee met once during the year. A copy of the Audit Committee Charter, which was formally adopted by the Board of Directors in January 2005, was filed as an exhibit to the Annual Return on Form 10-K for the year ended September 30, 2004.

The Board of Directors also adopted in January 2005 the charter for a Compensation Committee and this, too, was filed as an exhibit to the Company's Annual Return on Form 10-K for the year ended September 30, 2004. The Company has not yet designated any of its directors to serve as members of the Company's Compensation Committee.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own ten percent (10%) or more of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of their ownership and reports of changes in their ownership of common stock and other equity securities of Spear & Jackson, Inc. Officers, directors and greater than ten percent (10%) stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.

The Company has requested various of its division and group executives to register under Section 16(a) of the Securities Exchange Act of 1934, notwithstanding that the Company does not consider such individuals to be "officers" within the meaning of that statute. Accordingly, Messrs. Gilles Champain, Stephen White and Paul Moore registered under Section 16 and Messrs. Peter Gill and Lee Wells are expected to complete their registration in the near future.

CODE OF ETHICS

The Company's management had previously developed a detailed employee policy document covering business conduct practices and processes. Subsequent to this, the Company has recently drafted and adopted a Code of Business Ethics and Conduct. A copy of the code was filed as an exhibit to the Company's Annual Return on Form 10-K for the year ended September 30, 2004.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information as to each individual who served as the Company's chief executive officer during the years ended September 30, 2005, 2004 and 2003 and each executive officer who received in excess of $100,000 for such fiscal period.

                                          SUMMARY COMPENSATION TABLE
                                   Annual Compensation                 Long-Term Compensation
                            --------------------------------   -------------------------------
                                                                      Awards             Payouts
                                                               -----------------------   -------
                                                      Other                 Securities
                                                     Annual                   Under-               All Other
                                                     Compen-   Restricted     Lying                 Compen-
                                                     sation      Stock       Options/     LTIP      sation
   Name and Principal       Year    Salary   Bonus     ($)      Award(s)       SARs      Payouts      ($)
       Position             ($)      ($)      ($)      (1)        ($)          (#)         ($)        (2)
 ------------------------   ----   -------   -----   -------   ----------   ----------   -------   ---------
Dennis Crowley
Chief Executive Officer,
President, Secretary and    2005         -       -        -        -            -           -             -
Chairman of the Board       2004   194,545       -        -        -            -           -             -
until 15 April 2004***      2003   365,907       -        -        -            -           -             -


William Fletcher            2005   185,110       -   17,608        -            -           -        60,600
Acting Chief Executive      2004   175,265       -   15,231        -            -           -        54,683
Officer**                   2003   141,000   5,000   15,160        -            -           -        44,371


Patrick J. Dyson            2005   120,321       -   14,992        -            -           -        26,873
Chief Financial             2004   111,900   5,393   12,654        -            -           -        23,723
Officer*                    2003    95,988       -   11,475        -            -           -        20,638

   *** Mr. Crowley was appointed Chief Executive Officer, President and Chairman of the Board in September 2002. He was removed from office in April 2004.

   ** Mr. Fletcher was appointed Chief Financial Officer in September 2002. On Mr. Crowley's removal from office in April 2004 he was appointed acting Chief Executive Officer.

   *     Mr. Dyson was appointed Chief Financial Officer in October 2004.

   (1) Other annual compensation includes payments made by the Company on behalf of the executive officers in respect of the provision of a fully expensed company automobile, private medical insurance and professional subscriptions.

   (2)   Comprises contributions to the Company's defined benefit pension plan.

STOCK OPTION GRANTS

No stock options were granted to our directors and executive officers during our most recent fiscal year ended September 30, 2005.

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

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options held by our directors and executive officers were exercised during our most recent fiscal year ended September 30, 2005. At September 30, 2005, no director or executive officer held any stock options.

COMPENSATION ARRANGEMENTS OF OTHER DIRECTORS

Messrs. Harrington and Dinerman both received compensation of $12,500 in the year ended September 30, 2005. In the year ended September 30, 2004 no compensation was received and in the year ended September 30, 2003 each received fees of $5,000. Additionally, Mr. Harrington and Mr. Dinerman are reimbursed for travel and other expenses incurred in connection with meetings of the Board of Directors and other Company matters.

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

Out of pocket costs incurred in connection with the above meetings and other expenses incurred on other Company matters are reimbursed according to formal policy guidelines.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth our common stock ownership information as of November 30, 2005, with respect to (i) each person known to us to own more than five percent (5%) of our outstanding common stock, (ii) each director of the Company; (iii) each executive officer of the Company and (iv) all directors and executive officers as a group. The information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is:

         40 South Lasalle Street
         Suite 201
         Chicago
         Illinois
         60605

                                        SHARES                   PERCENT OF
NAME AND ADDRESS                  BENEFICIALLY OWNED         SHARES OUTSTANDING
----------------                  ------------------         ------------------

William Fletcher(1)                           -                         -

Patrick J Dyson (2)                           -                         -

John R. Harrington (3)                   67,981                     1.18%

Robert Dinerman (4)                      53,076                     0.93%

Jacuzzi Brands, Inc.                  3,543,281                    61.78%
777 S. Flagler Drive
Suite 1108
West Palm Beach, FL 33495

All Executive Officers and              121,057                     2.11%
Directors as a group
(4 persons)

   (1)   William Fletcher is the Acting Chief Executive Officer of the Company.

   (2)   Patrick Dyson is the Chief Financial Officer of the Company.

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

As disclosed in ITEM 3 "LEGAL PROCEEDINGS", the Company entered into a Stock Purchase Agreement with PNC Tool Holdings LLC ("PNC") and Dennis Crowley, the sole member of PNC Tool Holdings. Under the Stock Purchase Agreement, the Company acquired, for $100, and other good and valuable consideration, 6,005,561 common shares of the Company held by PNC Tool Holdings, which represented approximately 51.1% of the outstanding common shares of the Company at December 31, 2004, and which constituted 100% of the common stock held by such entity. The parties also executed general releases in favor of each other subject to the fulfillment of the conditions of the Stock Purchase Agreement.

The Stock Purchase Agreement was effected on April 8, 2005, following formal approval by the SEC on February 10, 2005 and, on February 15, 2005 by the U.S. District Court for the Southern District of Florida of the settlement of the litigation captioned SEC v. Dennis Crowley, Spear & Jackson, Inc., International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva (Case No:
04-80354-civ-Middlebrooks). The Stock Purchase Agreement was further conditioned on, among other things, the disgorgement and civil penalty funds being paid by Crowley, and these monies were subsequently received.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as disclosed in this section below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction which has or will materially affect us:

   *  Any of the Company's directors or officers;

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

While the Company was evaluating the disposition of this non-core activity, no specific authorization was afforded to prior management to formally dispose of the operations of the Megapro assets pending approval by the Board of Directors of the Company. Management has reviewed the terms of the transaction and has evaluated the receivable and the assets purportedly conveyed to consider its course of action in this matter and has accordingly provided $187,000 against the recoverability of these receivables in the Company's financial statements for the year ended September 30, 2004. This provision is in addition to the $97,000 already provided as potentially irrecoverable in the Company's financial statements for the year ended September 30, 2003. It has now been agreed with Megapro that it will pay Canadian $ 53,900 (approximately $41,000) in settlement of those debts and this is being paid in monthly installments of Canadian $5,000 (approximately $3,800) of which $27,000 has been received in the year ended September 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

ANNUAL AUDIT AND QUARTERLY REVIEW FEES

The aggregate fees for professional services rendered for the audit of the Company's annual financial statements for the year ended September 30, 2005 and for professional services rendered for the quarterly review of the financial statements was $417,000 (2004: $345,000). The 2005 fee comprises $412,000 billed by Chantrey Vellacott DFK LLP (2004:$332,000)and $5,000 billed by Sherb & Co LLP (2004:$13,000).

TAX FEES

The aggregate fees billed by Chantrey Vellacott DFK for professional services rendered for tax compliance, tax advice and tax planning were $178,000 for the year ended September 30, 2005 (September 30, 2003: $73,000).

AUDIT RELATED FEES

There were no fees billed by the Company's accountants and former principal accountants for financial information systems design and implementation in either fiscal 2004 or 2005. There were no fees billed for professional services related to Sarbanes-Oxley implementation, Section 404 in particular. It is likely that significant fees will be incurred on this item in fiscal 2006.

PRE-APPROVAL POLICIES AND PROCEDURES

It is the policy of the Audit Committee to pre-approve all material, specific expenditures relating to any off the matters set out above. In some cases, projects with estimated budgets are pre-approved and monitored by the Audit Committee, and final expenditures are ratified on completion. For fiscal 2005, the Audit Committee approved and/or ratified all of the services detailed above.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Financial Statement Schedules:

The following documents are either filed herewith or incorporated herein by reference:

Financial Statements.

The audited consolidated financial statements of Spear & Jackson, Inc. and subsidiaries as of September 30, 2005 and 2004 and for each of the three years in the period ended September 30, 2005 (including the notes thereto which contain unaudited quarterly financial data for each of the two years ended September 30, 2005), and the Reports of Independent Registered Public Accounting Firms thereon, are included herein as shown in the "Index to the Consolidated Financial Statements" set forth in ITEM 8.

(b) Exhibits:

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
3-1      Articles of Incorporation(1)
3-2      Articles of Amendment changing our name to Megapro Tools Corporation(1)
3-3      Articles of Amendment changing our name to Megapro Tools Inc.(1)
3-4      Articles of Amendment amending Article 6 (1) 3.5 Amended By-Laws(1)
3-5      Articles of Amendment changing our name to Spear & Jackson, Inc.(2)
3-6      Amended and Restated Bylaws(2)
4.1 Stock Purchase Agreement dated September 2002 between us, USI Mayfair Limited, and PNC Tool Holdings, LLC(3)
4.2 Registration Rights Agreement dated September 2002, between us, USI Mayfair Limited, and PNC Tool Holdings, LLC(3)
4.3 Stockholders' Agreement dated September 2002, between us, USI Mayfair Limited, PNC Tool Holdings LLC, and Dennis Crowley(3)
4.4      Specimen Form of Common Stock Certificate.(1)
10.1 Acquisition Agreement dated September 30, 1999 between us and Ms. Maria Morgan, Envision Worldwide Products Ltd., Mr. Robert Jeffery, Mr. Lex Hoos and Mr. Eric Paakspuu(1)
10.2     Employment Agreement dated September 2002, between us and Neil
         Morgan(2)
10.3 Employment Agreement dated September 2002, between us and Joseph Piscitelli(2)
14       Code of Ethics (5)
16       Letters regarding concurrence of former independent public accountants.(4)
21       List of Subsidiaries *
31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1     Audit Committee Charter (5)
99.2     Compensation Committee Charter (5)

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

    (3) Filed as an Exhibit to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2002.

    (4) Filed as an Exhibit to the Company's Report on Form 8-K/A filed with the Securities and Exchange Commission on August 25, 2004.

    (5) Filed as an Exhibit to the Company's Annual Return on Form 10-K for the year ended September 30, 2004.

(c) Financial Statement Schedules

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

Dated: December 23, 2005                SPEAR & JACKSON, INC.

                                        By: /s/ John Harrington Jr.
                                            -----------------------
                                            John Harrington Jr.
                                            Interim Chairman

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:   December 23, 2005              By: /s/ John Harrington Jr.
                                            ------------------------
                                            John Harrington Jr.
                                            Interim Chairman

Dated:   December 23, 2005              By: /s/ William Fletcher
                                            --------------------
                                            William Fletcher
                                            Acting Chief Executive Officer
                                            (Principal Executive Officer)

Dated:   December 23, 2005              By: /s/ Robert Dinerman
                                            -------------------
                                            Robert Dinerman
                                            Director

Dated:   December 23, 2005              By: /s/ Patrick J. Dyson
                                            --------------------
                                            Patrick J. Dyson
                                            Chief Financial Officer
                                            (Principal Financial
                                            And Accounting Officer)