Form 10-Q
period 2005-12-31
SPEAR & JACKSON INC
filed 2006-02-14
CIK 1107206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________


                         Commission file number 0-32013


                              SPEAR & JACKSON, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


Nevada                                   91-2037081
------                                   ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


401 South Lasalle Street, Suite 201,
Chicago, Illinois                               60605
----------------------------------------        --------
(Address of principal executive offices)        (Zip Code)


        Registrant's telephone number, including area code: 312-765-0680


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Registrant had 5,735,561 shares of Common Stock, $.001 par value per share, outstanding as of February 14, 2006.

                              Spear & Jackson, Inc.


                                      INDEX

                                                                     Page Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited) ................................     1

         Condensed Consolidated Statements of Operations -
         Three Months ended December 31, 2005 and 2004 ...................     1

         Condensed Consolidated Balance Sheets - December 31, 2005
         and September 30, 2005 (audited) ................................     2

         Condensed Consolidated Statements of Cash Flows -
         Three Months ended December 31, 2005 and 2004 ...................     3

         Notes to Condensed Consolidated Financial Statements ............     4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................    19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......    55

Item 4.  Controls and Procedures .........................................    57

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................    58

Item 6.  Exhibits ........................................................    60

SIGNATURES ...............................................................    61

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

Certifications of Acting Chief Executive Officer and
 Chief Financial Officer pursuant to Section 906 ......................... EX 32

ITEM 1.  Financial Statements (Unaudited)

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     FOR THE THREE MONTHS ENDED
                                                    DECEMBER 31,   DECEMBER 31,
                                                        2005           2004
                                                    ------------   ------------

Net sales ........................................  $     22,926   $     24,685
Cost of goods sold ...............................        15,897         16,734
                                                    ------------   ------------
Gross profit .....................................         7,029          7,951

Operating costs and expenses:
   Selling, general and administrative expenses ..         9,118          8,616

                                                    ------------   ------------
Operating loss ...................................        (2,089)          (665)

Other income (expense)
      Rental income ..............................            37             40
      Interest and bank charges (net) ............           (29)           (29)

                                                    ------------   ------------
Loss from continuing operations before income
 tax benefit .....................................        (2,081)          (654)

Income tax benefit ...............................           416             43
                                                    ------------   ------------

Net loss from continuing operations ..............        (1,665)          (611)
                                                    ------------   ------------
Discontinued operations:

   Loss from discontinued operations (net of
      income taxes of $nil in 2005 and 2004) .....           (21)           (37)
   Adjustment to previously recorded loss on
      disposal of discontinued operations ........             7              -
                                                    ------------   ------------
Net loss from discontinued operations ............           (14)           (37)
                                                    ------------   ------------

Net loss .........................................  $     (1,679)  $       (648)
                                                    ============   ============
Basic and diluted loss per share:

From continuing operations .......................  ($      0.29)  ($      0.05)
From discontinued operations .....................         (0.00)         (0.00)
                                                    ------------   ------------
                                                    ($      0.29)  ($      0.05)
                                                    ============   ============

Weighted average shares outstanding ..............     5,735,561     11,741,122
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                               SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                    (IN THOUSANDS, EXCEPT SHARES)
                                                                 AT DECEMBER 31,   AT SEPTEMBER 30,
                                                                       2005              2005
                                                                 ---------------   ----------------
                                                                   (UNAUDITED)
                                     ASSETS

Current assets:
   Cash and cash equivalents ..................................  $         7,594   $          7,289
   Trade receivables, net of allowance for doubtful accounts of
    $1,474 and $1,525 .........................................           14,832             16,448
   Inventories ................................................           23,570             24,999
   Foreign taxes recoverable ..................................              177                  -
   Deferred income tax asset, current portion .................            2,635              2,623
   Other current assets .......................................            1,243              1,316
                                                                 ---------------   ----------------
      Total current assets ....................................           50,051             52,675

Property, plant and equipment, net ............................           17,036             17,568
Deferred income tax asset .....................................           12,746             12,690
Investments ...................................................              153                157
                                                                 ---------------   ----------------
      Total assets ............................................  $        79,986   $         83,090
                                                                 ===============   ================

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable ..............................................  $             -   $            752
   Trade accounts payable .....................................            8,765              8,103
   Accrued expenses and other liabilities .....................           10,331             11,241
   Foreign taxes payable ......................................              228                 88
                                                                 ---------------   ----------------
      Total current liabilities ...............................           19,324             20,184
Other liabilities .............................................              794                749
Pension liability .............................................           36,016             35,954

                                                                 ---------------   ----------------
      Total liabilities .......................................           56,134             56,887
                                                                 ---------------   ----------------
Stockholders' equity:
Common stock, 25,000,000 shares authorized $0.001 par value;
   12,011,122 shares issued and 5,735,561 shares outstanding ..               12                 12
Additional paid in capital ....................................           51,590             51,590
Accumulated other comprehensive income (loss):
   Minimum pension liability adjustment, net of tax ...........          (42,457)           (43,751)
   Foreign currency translation adjustment, net of tax ........            9,785             11,765
   Unrealized gain (loss) on derivative instruments ...........                7                 (7)
Retained earnings .............................................            5,455              7,134
Less: 6,275,561 common stock held in treasury, at cost ........             (540)              (540)
                                                                 ---------------   ----------------
      Total stockholders' equity ..............................           23,852             26,203
                                                                 ---------------   ----------------
      Total liabilities and stockholders' equity ..............  $        79,986   $         83,090
                                                                 ===============   ================

             The accompanying notes are an integral part of these financial statements.

                                                  2

                               SPEAR & JACKSON, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (UNAUDITED)

                                           (IN THOUSANDS)
                                                                        FOR THE THREE MONTHS ENDED
                                                                        DECEMBER 31,   DECEMBER 31,
                                                                            2005           2004
                                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss attributable to continuing and discontinued operations ...  $     (1,679)  $       (648)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Depreciation ...................................................           594            717
      Amortization of asset held for sale ............................             -             16
      Loss on sale of plant, property and equipment ..................             2             11
        Deferred income taxes ........................................          (566)           (91)
Changes in operating assets and liabilities:
      Decrease in trade receivables ..................................         1,125            748
      Decrease (increase) in inventories .............................           693         (2,467)
      Decrease (increase) in other current assets ....................            40           (401)
      Contributions paid to pension plan .............................          (884)          (729)
      Increase in other non-current liabilities ......................         2,027          1,008
      Increase in trade accounts payable .............................           911          2,446
      (Decrease) increase in accrued expenses and other liabilities ..          (576)           551
      (Decrease) increase in foreign taxes payable ...................           (30)            24
      Increase (decrease) in other liabilities .......................            68            (43)
                                                                        ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ............................         1,725          1,142
                                                                        ------------   ------------

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ........................          (580)          (338)
   Proceeds from sale of property, plant and equipment ...............             -             15
                                                                        ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES ................................          (580)          (323)
                                                                        ------------   ------------

FINANCING ACTIVITIES:
   Repayment of overdraft ............................................          (730)            (2)
                                                                        ------------   ------------
NET CASH USED IN FINANCING ACTIVITIES ................................          (730)            (2)
                                                                        ------------   ------------
Effect of exchange rate changes on cash and cash equivalents .........          (110)           287
                                                                        ------------   ------------

CHANGE IN CASH AND CASH EQUIVALENTS ..................................           305          1,104

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................         7,289          5,090
                                                                        ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................  $      7,594   $      6,194
                                                                        ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest ...........................................  $         29   $         29
                                                                        ============   ============
    Cash paid for income taxes .......................................  $        180   $         24
                                                                        ============   ============

             The accompanying notes are an integral part of these financial statements.

                                                  3

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (IN THOUSANDS, EXCEPT SHARES)

NOTE 1 - BASIS OF PRESENTATION

         These condensed consolidated financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The condensed consolidated financial statements include the accounts of Spear & Jackson Inc. (the Company) and its wholly owned subsidiaries, Mega Tools Ltd., Mega Tools USA, Inc., Megapro Tools, Inc., S and J Acquisition Corp., Spear & Jackson plc and Bowers Group plc. Both Spear & Jackson plc and Bowers Group plc are sub-holding companies and their business is carried out by the following directly and indirectly owned subsidiaries: Bowers Metrology Limited, Bowers Metrology UK Limited, Coventry Gauge Limited, CV Instruments Limited, Eclipse Magnetics Limited, Spear & Jackson (New Zealand) Limited, James Neill Canada Inc., James Neill Holdings Limited, James Neill U.S.A. Inc., Spear & Jackson (Australia) Pty Ltd., Magnacut Limited, Neill Tools Limited, Spear & Jackson Garden Products Limited, Spear & Jackson Holdings Limited, Spear & Jackson France S.A., Societe Neill France S.A., CV Instruments Europe BV and Bowers Eclipse Equipment Shanghai Co. Limited.

         As further explained in note 4, below, the purchase of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc. (now Spear & Jackson, Inc.), which was completed on September 6, 2002, was treated as a reverse acquisition. The results and assets of discontinued operations are presented in accordance with Statement of Financial Accounting Standards ("SFAS" 14).

         All significant intercompany accounts and transactions have been eliminated on consolidation.

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to both the rules and regulations of the Securities and Exchange Commission and with instructions to Form 10-Q. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of December 31, 2005 and September 30, 2005, and the results of operations for the three month periods ended December 31, 2005 and December 31, 2004 and cash flows for the three month periods ended December 31, 2005 and December 31, 2004 have been included and that the disclosures are adequate to make the information presented not misleading. The balance sheet at September 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's and Subsidiaries' annual report on Form 10-K for the year ended September 30, 2005.

         It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the year ended September 30, 2005 included in the Company's annual report filed on Form 10-K for the period then ended.

         The condensed consolidated financial statements of Spear & Jackson, Inc. are denominated in US dollars. Changes in exchange rates between UK sterling, the Euro, the Australian dollar, the New Zealand dollar and the US dollar will affect the translation of the UK, French, Dutch, New Zealand and Australian subsidiaries' financial results into US dollars for the purposes of reporting the consolidated financial results. The process by which each foreign subsidiary's financial results are translated into US dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the accumulated other comprehensive income account. Management have decided not to hedge against the impact of exposures giving rise to these translation adjustments as such hedges may impact upon the Company's cash flow compared to the translation adjustments which do not affect cash flow in the medium term.

         The results of operations for any interim periods are not necessarily indicative of the results to be expected for the full year, or any subsequent periods.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)

NOTE 1 - BASIS OF PRESENTATION - CONTINUED

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

         FSP SFAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FASB Statement. The Act provides for a special one-time tax deduction of 85 percent dividends received deduction on certain foreign earnings repatriated in fiscal 2005 or 2006. The deduction would result in an approximate
5.1 percent federal tax on a portion of the foreign earnings repatriated. State, local and foreign taxes could apply as well. To qualify for this federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan. Certain other criteria in the Jobs Act must be satisfied as well. We studied the provisions of the Act related to the repatriation of earnings and do not intend to repatriate any earnings as of December 31, 2005.

         SFAS No. 123 (Revised 2004), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period of the Company's first fiscal year beginning on or after June 15, 2005. The Company has adopted the standard in the first quarter of fiscal 2006 and the Company believes that the adoption of this statement will not have a material effect on the Company's consolidated financial position or results of operations.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company has therefore adopted this standard in fiscal 2006. We believe the adoption of this Statement will not have a material impact on our financial position or results of operations.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS - CONTINUED

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and was adopted by the Company in the first quarter of fiscal 2006, beginning on October 1, 2005. The Company does not believe that the implementation of this statement will have a material impact on its consolidated results of operations and financial condition.

         In March 2005, the FASB issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations--an Interpretation of FASB Statement No. 143." This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not believe that the implementation of this statement will have a material impact on the Company's consolidated results of operation and financial condition.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)

NOTE 3 - CRITICAL ACCOUNTING POLICIES

         A summary of our critical accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

         As disclosed in the annual report on Form 10-K for the fiscal year ended September 30, 2005, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and assumptions and adopt accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses as disclosed in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to revenue recognition; foreign exchange risk; inventory, the computation of deferred income taxes, the recognition of deferred income tax assets and pension and other post retirement benefit costs. Since September 30, 2005, there have been no changes in our critical accounting policies and no significant changes to the assumptions and estimates related to them.

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

                          (IN THOUSANDS, EXCEPT SHARES)

NOTE 4 - NATURE OF BUSINESS - CONTINUED

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

         As a result of the stock purchase, the stockholders of the Company have had their percentage stock interest increase correspondingly. Jacuzzi Brands, Inc. ("Jacuzzi"), which is a beneficial owner of 3,543,281 shares of common stock, has had its interest in the Company increase to approximately 61.8% of the outstanding common stock.

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

         At this time, no decision has been made by Jacuzzi to either change the composition of the Company's Board of Directors or assert an expanded role in the management of the Company. Jacuzzi intends to monitor and evaluate its investment in the Company on a continuing basis or formulate other purposes, plans or proposals regarding the Company or the investment in the Company's Common Stock that it holds, in addition to those discussed above. Jacuzzi retains the right to change its investment intent.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)

NOTE 5 - DISCONTINUED OPERATIONS

         The following table presents the results of the Company's operations that have been reclassified as discontinued and the loss that has been recorded in connection with the disposal of these businesses:

                                                                     FOR THE THREE    FOR THE THREE
                                                                     MONTHS ENDED     MONTHS ENDED
                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         2005             2004
                                                                    --------------   --------------
                                                             Note   (IN THOUSANDS)   (IN THOUSANDS)
Revenues reclassified to discontinued operations:
Thread gauge measuring division ..........................    (a)   $          355   $          422
                                                                    --------------   --------------
                                                                    $          355   $          422
                                                                    ==============   ==============

Loss from discontinued operations
Loss from operations of thread gauge measuring division ..    (a)              (21)  $          (37)
                                                                    --------------   --------------
                                                                    $          (21)  $          (37)
                                                                    ==============   ==============

Adjustment to previously recorded loss on disposal of
   discontinued operations
   Megapro screwdrivers division .........................    (b)                7   $            -
                                                                    --------------   --------------
                                                                    $            7   $            -
                                                                    ==============   ==============

                                                                    --------------   --------------
Total loss from discontinued operations net of taxes .....          $          (14)  $          (37)
                                                                    ==============   ==============

         Pursuant to SFAS No. 144," Accounting for the Impairment or Disposal of Long-Lived Assets", the Company's previously issued financial statements and notes have been reclassified to reflect the discontinued components detailed above. Accordingly, the assets, liabilities, net operations, and net cash flows of these business segments have been reported as "Discontinued Operations" in the accompanying condensed consolidated financial statements.

         (a) During the fourth quarter of fiscal 2005, the Company began marketing for sale certain assets associated with its thread gauge measuring business that is located in the United Kingdom. The carrying value of the assets relating to this entity has been written down to the lower of depreciated cost or estimated fair value after consideration of selling costs. These assets and liabilities of discontinued operations held for sale have not been reported separately in the consolidated balance sheets of the Company as the net book amounts involved are not considered material.

         (b) During the year ending September 30, 2003, the directors of Spear & Jackson, Inc. carried out a strategic review of the Company's loss making Megapro screwdriver division ("Megapro"). It was determined that the division was no longer a core activity of the group and various divestment strategies were considered. With effect from September 30, 2003, the trade and assets of the division's principal operating companies, Mega Tool USA, Inc. and Mega Tools Limited, were transferred by prior subsidiary management, and without prior authorization, at their net book value of $384 to the division's former managing director. The transfer proceeds were in the form of $284 of loan notes and other receivables and the discharge of a loan of $100 owed by the company to the Megapro managing director.

         Having considered the future financial position of Megapro, the directors of Spear & Jackson, Inc. provided $97 against the recoverability of the balance of the sales proceeds which was outstanding at September 30, 2003. A further $187 was provided against this debt in the year ended September 30, 2004. It has now been agreed with Megapro that it will pay Canadian $54 (approximately $41) in settlement of those debts and this is being repaid in monthly installments of Canadian $5 (approximately $4) of which $27 was received in the year ended September 30, 2005. A further $7 has been received in the three months ended December 31, 2005.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)

NOTE 6 - RETIREMENT BENEFIT PLAN

         The Company operates a contributory defined benefit pension plan covering certain of its employees in the United Kingdom based subsidiaries of Spear & Jackson plc. The benefits covered by the Plan are based on years of service and compensation history. Plan assets are primarily invested in equities, fixed income securities and Government Stocks.

         Pension costs amounted to $2,027 for the quarter ending December 31, 2005 and $1,008 for the same quarter last year. The net periodic costs include the following components:

                                                 FOR THE THREE    FOR THE THREE
                                                 MONTHS ENDED     MONTHS ENDED
                                                 DECEMBER 31,     DECEMBER 31,
                                                     2005             2004
                                                --------------   --------------
                                                (IN THOUSANDS)   (IN THOUSANDS)

Service cost ................................   $          525   $          456
Interest cost ...............................            2,600            2,544
Expected return on plan assets ..............           (2,459)          (2,674)
Recognition of actuarial loss ...............            1,361              682

                                                --------------   --------------
Total Benefit cost ..........................   $        2,027   $        1,008
                                                ==============   ==============

         The Company's funding policy with respect to the Plan is to contribute annually not less than the minimum required by applicable UK law and pension regulations. Amounts payable are determined on the advice of the Plan's actuaries. The Company has contributed $884 to the Plan in the quarter to December 31, 2005 (2004 $729). The Company anticipates that contributions of $3.3 million will be made in the year ending September 30, 2006 (2005 $10.2 million of which $3.0 million was in respect of annual ongoing employer contributions and $7.2 million related to a one-off special contribution into the Plan).

         Accounting standards require a minimum pension liability be recorded when the value of pension assets is less than the accumulated benefit obligation ("ABO") at the annual measurement date. As of September 30, 2005, our most recent measurement date for pension accounting, the value of the ABO exceeded the market value of investments held by the pension plan by approximately $35.95 million. In accordance with accounting standards, the charge against stockholders' equity will be adjusted in the fourth quarter to reflect the value of pension assets compared to the ABO as of the end of September 2006. If the level of pension assets exceeds the ABO as of a future measurement date, the full charge against stockholders' equity would be reversed.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                         AT DECEMBER 31,   AT SEPTEMBER 30,
                                                               2005              2005
                                                         ---------------   ----------------
                                                          (IN THOUSANDS)    (IN THOUSANDS)
Assets held and used:
   Land and buildings, at cost .................         $        15,451   $         15,799
   Machinery, equipment and vehicles, at cost ..                  30,202             35,331
   Furniture and fixtures, at cost .............                   1,136              1,256
   Computer hardware, at cost ..................                   1,334              1,244
   Computer software, at cost ..................                     292                342
   Assets held under finance leases, at cost ...   (a)             2,598              2,883
                                                         ---------------   ----------------
                                                                  51,013             56,855
   Accumulated Depreciation ....................                 (33,977)           (39,287)
                                                         ---------------   ----------------
      Net ......................................         $        17,036   $         17,568
                                                         ===============   ================

(a) Included in property, plant and equipment at December 31, 2005 are capital leases with a net book value of $1.0 million (September 30, 2005 $0.9 million). The cost of these assets held under capital leases was $2.6 million (September 30, 2005 $2.9 million) and the accumulated depreciation relating to these assets was $1.6 million (September 30, 2005 $2.0 million).

NOTE 8 - INVENTORIES

                                                         AT DECEMBER 31,   AT SEPTEMBER 30,
                                                         ---------------   ----------------
                                                               2005              2005
                                                         ---------------   ----------------
                                                          (IN THOUSANDS)    (IN THOUSANDS)
Finished products ..............................         $        18,960   $         19,740
In-process products ............................                   5,375              6,481
Raw materials ..................................                   5,074              5,320
   Less: allowance for slow moving and
      obsolete inventories .....................                  (5,839)            (6,542)
                                                         ---------------   ----------------
                                                         $        23,570   $         24,999
                                                         ===============   ================

NOTE 9 - MANUFACTURING REORGANIZATION PROGRAM

         As described in footnote 4 (b) of the Company's consolidated financial statements included within the Company's Form 10-K for the year ended September 30, 2005, provisions totaling $1.7 million were provided in respect of a UK manufacturing reorganization program that was initiated during the course of that year. The provisions comprised the following:

         (i) As a result of the sale of the surplus element of the Company's manufacturing site at Wednesbury, England, the Company became contractually obligated to vacate office and warehouse facilities located on those parts of the site that had been sold. A provision of $0.5 million was made for costs in connection with this obligation. The provision principally relates to office and factory refurbishment and reorganization expenses together with expenditures in connection with departmental relocations within the remainder of the site. Following the sale, elements of the Wednesbury manufacturing operation have been closed or transferred and costs in connection with these initiatives are dealt with in (ii) and (iii) below.

         In the final quarter of the year ended September 30, 2005 the Company performed a review of its UK manufacturing operations and began implementation of a number of strategies to reduce its ongoing cost base. Costs provided in connection with the implementation of these initiatives relate to:

         (ii) $0.4 million of severance costs relating to the closure and down scaling of certain manufacturing processes at the Company's Sheffield and Wednesbury locations in the UK.

         (iii) $0.8 million of impairment write-downs in respect of the plant and machinery involved in the restructured operations.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)

NOTE 9 - MANUFACTURING REORGANIZATION PROGRAM - CONTINUED

         In addition to the above, the Company has a further provision of $1.7 million in respect of other UK manufacturing reorganization and relocation costs that was set up in prior periods.

         In the quarter ended December 31, 2005, $0.3 million of costs were incurred in connection with employee severance costs and other reorganization expenses for which provision was made at September 30, 2005. The following is a summary of the liability balance as September 30, 2005 and December 31, 2005 together with movements in the period.

(a) Included in Accrued Expenses and Other Liabilities:

                                 AT OCTOBER 1,                                       AT DECEMBER 31,
                                 --------------      EXCHANGE          AMOUNTS      ----------------
                                      2005           MOVEMENTS          PAID              2005
                                 --------------   --------------   --------------   ----------------
                                 (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)    (IN THOUSANDS)
Wednesbury move costs .........  $          444   $          (13)  $          (31)  $            400
Employee severance costs ......             402              (11)            (273)               118
Other UK reorganization costs .           1,687              (49)               -              1,638

                                 --------------   --------------   --------------   ----------------
                                 $        2,533   $          (73)  $         (304)  $          2,156
                                 ==============   ==============   ==============   ================

(b) Included in Property,
    Plant and Equipment:

Asset impairments .............  $          803   $          (24)  $            -   $            779
                                 ==============   ==============   ==============   ================

Total .........................  $        3,336   $          (97)  $         (304)  $          2,935
                                 ==============   ==============   ==============   ================

         On January 25, 2006, the Company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. All manufacturing, assembly, warehouse and distribution operations currently performed at this location will be transferred to the Company's principal UK manufacturing site in Sheffield.

         The closure and relocation of the Wednesbury facility are expected to take approximately six months and the costs of this exercise are anticipated to be approximately $2.1 million. These costs include employee severance payments, site closure expenses, factory reorganization expenses, plant transfer costs and associated capital expenditure. Negotiations are currently in progress regarding the sale of the Wednesbury site to a non-related third party. It is expected that the sales price of the site will be in excess of its net book amount and the Company has not therefore made any provision against the balance sheet carrying value of this property at December 31, 2005. Funds realized from any disposal will be used to finance the closure costs with any excess sale proceeds being reinvested in the business.

         As a result of the closure of the remaining element of the Wednesbury site, a number of provisions that were made in fiscal 2005 relating to the reorganization of that site are no longer required. At December 31, 2005, the amount of these excess provisions was not, however, materially different from certain additional provisions that had crystallized at that date in respect of costs, as described above, relating to the closure of the Wednesbury plant. Since there is no significant difference between the value of the excess and the additional provisions, no adjustment has therefore been made to the overall level of provisioning required at December 31, 2005.

         The site closure forms part of the Company's UK manufacturing reorganization program which was implemented to regenerate and modernize key areas of the hand and garden tools business. The closure will enable the Company to consolidate its two UK hand and garden tool manufacturing sites and will allow the Company to develop a modern manufacturing, warehouse and distribution facility which will be well placed to meet the current and future needs of its customers.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)

NOTE 10 - INCOME TAXES

         Spear & Jackson is subject to income taxes in the US and in the other overseas tax jurisdictions where its principal trading subsidiaries operate. The (provision)/benefit for US and foreign income taxes arising on continuing operations consists of:

                                                  FOR THE THREE   FOR THE THREE
                                                   MONTHS ENDED    MONTHS ENDED
                                                   DECEMBER 31,    DECEMBER 31,
                                                       2005            2004
                                                  -------------   -------------
                                                   IN THOUSANDS    IN THOUSANDS

Current tax charge ............................   $        (150)  $         (48)
Deferred tax credit ...........................             566              91

                                                  -------------   -------------
                                                  $         416   $          43
                                                  =============   =============

         A reconciliation of the net benefit for income taxes compared with the amounts arising at the US federal rate is as follows:

                                                  FOR THE THREE   FOR THE THREE
                                                   MONTHS ENDED    MONTHS ENDED
                                                   DECEMBER 31,    DECEMBER 31,
                                                      2005            2004
                                                  -------------   -------------
                                                   IN THOUSANDS    IN THOUSANDS

Tax at US federal statutory income tax rate ..... $         733   $         242
Overseas tax at rates different to effective rate          (147)            (43)
Adjustment to prior year overseas tax provisions            (89)              -
Permanent differences ...........................           (36)            (39)
Valuation allowance .............................           (45)           (117)

                                                  -------------   -------------
                                                  $         416   $          43
                                                  =============   =============

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews the recoverability of its deferred tax assets and, based on such periodic reviews, the Company could recognize a change in the valuation allowance relating to its deferred tax assets in the future should, for example, estimates of forecast taxable income be reduced or other favorable or adverse events occur.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)

NOTE 11 - COMPREHENSIVE INCOME

         Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholder's equity. Comprehensive income and its components comprise the following:

                                                FOR THE THREE    FOR THE THREE
                                                 MONTHS ENDED     MONTHS ENDED
                                                 DECEMBER 31,     DECEMBER 31,
                                                     2005             2004
                                                --------------   --------------
                                                (IN THOUSANDS)   (IN THOUSANDS)

Total net loss ...............................  $       (1,679)  $         (648)

Other comprehensive income (loss)

   Additional minimum pension liability ......           1,294           (2,587)
   Foreign currency translation adjustments ..          (1,980)           4,666
   Unrealized gains on derivative
      instruments ............................              14               41
                                                --------------   --------------
Total comprehensive (loss) income ............  $       (2,351)  $        1,472
                                                ==============   ==============

NOTE 12 - SEGMENT DATA

         The Company's principal operations relate to the manufacture and distribution of a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools. These operations are conducted through business divisions located primarily in the United Kingdom, France, the Netherlands, USA and Australasia.

         Given below are summaries of the significant accounts and balances by business segment and by geographical location, reconciled to the consolidated totals. In both periods, transactions and balances applicable to the Company's distribution companies in France, Australia and New Zealand have been aggregated with the hand and garden product businesses since these products represent the most significant proportion of the distribution companies' trades. Those transactions relating to the Company's distribution entity in the Netherlands have been included in the Metrology division disclosures. The summaries also provide an analysis of the accounts and balances between continuing and discontinued operations.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)

NOTE 12 - SEGMENT DATA - CONTINUED

                                              SALES                 LONG-LIVED ASSETS (a)
                                   ---------------------------   ---------------------------
                                       THREE MONTHS ENDED            THREE MONTHS ENDED
                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                       2005           2004           2005           2004
                                   ------------   ------------   ------------   ------------
   Hand & garden tools .........   $     16,258   $     18,422   $      5,314   $      9,240
   Metrology tools .............          4,421          4,019          2,346          2,808
   Magnetic products ...........          2,602          2,666            310            838
   Corporate ...................              -              -          9,066         10,354
                                   ------------   ------------   ------------   ------------
      Total ....................   $     23,281   $     25,107   $     17,036   $     23,240
                                   ============   ============   ============   ============
Attributable to:
      Continuing operations ....   $     22,926   $     24,685   $     17,036   $     23,240
      Discontinued operations ..   $        355   $        422   $          -              -
                                   ------------   ------------   ------------   ------------
                                   $     23,281   $     25,107   $     17,036   $     23,240
                                   ============   ============   ============   ============

                                          DEPRECIATION               CAPITAL EXPENDITURE
                                   ---------------------------   ---------------------------
                                       THREE MONTHS ENDED            THREE MONTHS ENDED
                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                       2005           2004           2005           2004
                                   ------------   ------------   ------------   ------------
   Hand & garden tools .........   $        378   $        462   $        363   $        278
   Metrology tools .............             85            113            210             56
   Magnetic products ...........             81             84              7              4
   Corporate ...................             50             58              -              -
                                   ------------   ------------   ------------   ------------
      Total ....................   $        594   $        717   $        580   $        338
                                   ============   ============   ============   ============
Attributable to:
      Continuing operations ....   $        594   $        717   $        580   $        338
                                   ============   ============   ============   ============

                                     OPERATING (LOSS) INCOME            NET INTEREST
                                   ---------------------------   ---------------------------
                                       THREE MONTHS ENDED            THREE MONTHS ENDED
                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                       2005           2004           2005           2004
                                   ------------   ------------   ------------   ------------
   Hand & garden tools .........   $     (2,228)  $       (698)  $        (38)  $        (46)
   Metrology tools .............            395            292            (10)            (3)
   Magnetic products ...........             76            223             (2)            (3)
   Corporate ...................           (346)          (519)            21             23
                                   ------------   ------------   ------------   ------------
      Total ....................   $     (2,103)  $       (702)  $        (29)  $        (29)
                                   ============   ============   ============   ============
Attributable to:
      Continuing operations ....   $     (2,089)  $       (665)  $        (29)  $        (29)
      Discontinued operations ..   $        (14)  $        (37)  $          -   $          -
                                   ------------   ------------   ------------   ------------
                                   $     (2,103)  $       (702)  $        (29)  $        (29)
                                   ============   ============   ============   ============

         (a) Represents property, plant and equipment, net.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)

NOTE 12 - SEGMENT DATA - CONTINUED

The following table presents certain data by geographic areas (in thousands):

                                            SALES (a)               LONG-LIVED ASSETS (b)
                                   ---------------------------   ---------------------------
                                       THREE MONTHS ENDED            THREE MONTHS ENDED
                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                       2005           2004           2005           2004
                                   ------------   ------------   ------------   ------------
   United Kingdom ..............   $      9,608   $     10,651   $     15,388   $     21,152
   Europe ......................          4,675          4,725          1,127          1,344
   Australasia .................          3,733          3,998            457            744
   North America ...............          1,789          1,620              -              -
   China and Rest of World .....          3,476          4,113             64              -
                                   ------------   ------------   ------------   ------------
      Total ....................   $     23,281   $     25,107   $     17,036   $     23,240
                                   ============   ============   ============   ============
Attributable to:
      Continuing operations ....   $     22,926   $     24,685   $     17,036   $     23,240
      Discontinued operations ..   $        355   $        422   $          -   $          -
                                   ------------   ------------   ------------   ------------
                                   $     23,281   $     25,107   $     17,036   $     23,240
                                   ============   ============   ============   ============

                                          DEPRECIATION               CAPITAL EXPENDITURE
                                   ---------------------------   ---------------------------
                                       THREE MONTHS ENDED            THREE MONTHS ENDED
                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                       2005           2004           2005           2004
                                   ------------   ------------   ------------   ------------
   United Kingdom ..............   $        499   $        628   $        490   $         99
   Europe ......................             37             24             27             20
   Australasia .................             58             65              -            219
   China and Rest of World .....              -              -             63              -
                                   ------------   ------------   ------------   ------------
      Total ....................   $        594   $        717   $        580   $        338
                                   ============   ============   ============   ============
Attributable to:
      Continuing operations ....   $        594   $        717   $        580   $        338
                                   ============   ============   ============   ============

                                     OPERATING (LOSS) INCOME            NET INTEREST
                                   ---------------------------   ---------------------------
                                       THREE MONTHS ENDED            THREE MONTHS ENDED
                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                       2005           2004           2005           2004
                                   ------------   ------------   ------------   ------------
   United Kingdom ..............   $     (1,935)  $       (322)  $        (23)  $         (9)
   Europe ......................            (39)          (124)           (38)           (41)
   Australasia .................             (4)            69             12             18
   North America ...............           (113)          (325)            20              3
   China and Rest of World .....            (12)             -              -              -
                                   ------------   ------------   ------------   ------------
      Total ....................   $     (2,103)  $       (702)  $        (29)  $        (29)
                                   ============   ============   ============   ============
Attributable to:
      Continuing operations ....   $     (2,089)  $       (665)  $        (29)  $        (29)
      Discontinued operations ..   $        (14)  $        (37)  $          -   $          -
                                   ------------   ------------   ------------   ------------
                                   $     (2,103)  $       (702)  $        (29)  $        (29)
                                   ============   ============   ============   ============

         (a) Sales are attributed to geographic areas based on the location of the customers.

         (b) Represents property, plant and equipment, net.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)

NOTE 13 - LEGAL PROCEEDINGS

         On April 15, 2004, the US Securities and Exchange Commission filed suit in the U.S. District Court for the Southern District of Florida against the Company and Mr. Dennis Crowley, its then current Chief Executive Officer/Chairman, among others, alleging violations of the federal securities laws. Specifically with regard to the Company, the SEC alleged that the Company violated the SEC's registration, anti-fraud and reporting provisions. These allegations arise from the alleged failure of Mr. Crowley to accurately report his ownership of the Company's stock, and his alleged manipulation of the price of the Company's stock through dissemination of false information, allowing him to profit from sales of stock through nominee accounts. On May 10, 2004, the Company consented to the entry of a preliminary injunction, without admitting or denying the allegations of the SEC complaint. The SEC is continuing its investigation into pension issues. The Company is offering its full cooperation.

         As a further measure, the Court appointed a Corporate Monitor to oversee the Company's operations. In addition to Mr. Crowley consenting to a preliminary injunction the Court's order also temporarily barred Mr. Crowley from service as an officer or director of a public company, and prohibited him from voting or disposing of Company stock.

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

         Additionally, the Company entered into a Stock Purchase Agreement with PNC Tool Holdings LLC ("PNC") and Mr. Crowley, the sole member of PNC Tool Holdings. Under the Stock Purchase Agreement, the Company acquired, for $100, and other good and valuable consideration, 6,005,561 common shares of the Company held by PNC Tool Holdings, which represented approximately 51.1% of the outstanding common shares of the Company at December 31, 2004, and which constituted 100% of the common stock held by such entity. The parties also executed general releases in favor of each other subject to the fulfillment of the conditions of the Stock Purchase Agreement.

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

         With the return of the Spear & Jackson shares to the Company by PNC, the stockholders of the Company have had their percentage stock interest increase correspondingly. Jacuzzi Brands, Inc. ("Jacuzzi"), which is a beneficial owner of 3,543,281 shares of common stock, has had its interest in the Company increase to approximately 61.8% of the outstanding common stock.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)

NOTE 13 - LEGAL PROCEEDINGS - CONTINUED.

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

         The Court denied the motion of Spear & Jackson's Monitor to abate the litigation for a six-month period pending the administration of the SEC's restitution fund. The Court also denied the Plaintiff's Motion for Clarification and established a new cut-off for discovery until December 19, 2005. The case has been set on the Court's two-week calendar beginning March 6, 2006.

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

NOTE 14 - SUBSEQUENT EVENTS

         On January 25, 2006, the Company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. All manufacturing, assembly, warehouse and distribution operations currently performed at this location will be transferred to the Company's principal UK manufacturing site in Sheffield. Full details of the site closure are provided in footnote 9 of these condensed consolidated financial statements, "Manufacturing Reorganization Program".

         On January 27, 2006, the Company paid $0.2 million for a 25% equity participation in a recently incorporated Chinese magnetic products company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

The following information should be read in conjunction with the consolidated financial statements and notes thereto and other information set forth in this report.

Forward Looking Statements
--------------------------

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

Risk Factors
------------

Historically, Spear & Jackson, Inc. ("Spear & Jackson", "the Company", "we") has achieved growth by the development of new products, strategic acquisitions and expansion of the Company's sales organization. There can be no assurance that Spear & Jackson, Inc. will be able to continue to develop new products, effect corporate acquisitions, or expand sales to sustain rates of revenue growth and profitability in future periods. Any future success that the Company may achieve will depend upon many factors including factors that may be beyond the control of the Company or which cannot be predicted at this time.

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

With the growing trend toward retail trade consolidation, especially in the developed US, European and Australasian markets, certain of our product groups are sold to key retailers whose bargaining strength is growing. Accordingly, we face greater pressure from such significant retail trade customers to provide more favorable trade terms with, accordingly, the risk of margin dilution. We can also be negatively affected by changes in the policies of our material retail trade customers, particularly with regard to the reduction of trade inventory levels, access to shelf space, and other conditions.

The market for certain of the Company's products is subject to economic conditions affecting the industrial manufacturing sector, including the level of capital spending by industrial companies and the general movement of manufacturing to low cost foreign countries where the Company may not have a competitive market presence. Accordingly, economic weakness in the industrial manufacturing sector may result in decreased demand for certain of the Company's products, which will impact negatively on the Company's trading performance. Economic weakness in the consumer market will also have a detrimental effect on the Company's profitability. In the event that demand for any of the Company's products declines significantly, the Company could be required to recognize certain costs as well as asset impairment charges on long-lived assets related to those products.

RISKS ASSOCIATED WITH THE SUCCESSFUL AND TIMELY INTEGRATION OF ANY SIGNIFICANT BUSINESSES ACQUIRED BY THE COMPANY AND REALIZATION OF ANTICIPATED SYNERGIES:

The Company has made, and in the future may make, acquisitions of, or significant investments in, businesses with complementary or aligned products and services or in new start up businesses. Acquisitions involve numerous risks, including but not limited to: (1) diversion of management's attention from other operational matters; (2) inability to complete acquisitions along anticipated timescales, or at all; (3) lack of success in realizing anticipated synergies from acquisitions and investments (4) weaknesses in acquired company's internal controls; (5) worse-than-expected performance of the acquired company or its product offerings; (6) unknown, underestimated and/or undisclosed commitments or liabilities; (7) failure to integrate and retain key employees; and (8) unsuccessful integration of operations. The Company's inability to effectively manage these risks could materially and adversely affect the Company's business, financial condition and results of operations.

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

A number of statistical and other factors which attempt to anticipate future events are used by the actuaries in calculating the expense and liability related to the plan. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines, and in conjunction with our actuarial consultants and auditors. Our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the expense and liability related to these plans. The actuarial assumptions used by us may differ significantly, either favorably or unfavorably, from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants.

The funding status of the Plan can therefore alter as a result of changes in the actuarial assumptions used, changes in market conditions and a number of other factors. We cannot provide assurance that the value of the Pension Plan assets, or the investment returns on those Plan assets, will continue to be sufficient in the future. It is therefore possible that we may be required to make significant additional cash contributions to the Plan which would reduce the cash available for other business requirements, or that we will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company.

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

RISKS RELATING TO THE OUTCOME OF PENDING AND FUTURE LITIGATION AND GOVERNMENTAL OR REGULATORY PROCEEDINGS:

As discussed in the footnotes to the condensed consolidated financial statements, we are involved in various pending litigation matters arising out of Derivative and Class Action claims and also from the ordinary routine conduct of our business, including, from time to time, litigation relating to such items as commercial transactions, contracts, and environmental matters. The final outcome of these matters, particularly those relating to the Class Action litigation, cannot be determined with certainty and such actions may therefore have a material adverse effect on the Company's financial position and its results of operations or cash flows.

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

THE POTENTIAL ACQUISITION OF THE COMPANY OR ITS PRINCIPAL ASSETS:

As detailed in the footnotes to the condensed consolidated financial statements the Company's majority shareholder, Jacuzzi Brands, Inc., has formally announced a plan of disposition with regard to the shares it holds in the Company. Any resulting change in ownership of the Company may have a significant impact on its future strategy, the way that it conducts its operations and the size and composition of its earnings and net assets.

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

There has been no material change in our risk factors from those described on pages 12 to 16 in our Form 10-K for the fiscal year ended September 30, 2005.

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

In connection with the closing of the Transaction, certain principal shareholders of Megapro, including Envision Worldwide Products, Ltd, Neil Morgan and Maria Morgan contributed an aggregate of 4,742,820 shares of their common stock of Megapro to the capital of Megapro, and agreed to a two year lock-up with respect to their remaining 192,480 shares of common stock of Megapro. The stockholders did not receive any consideration in connection with their contribution of shares. As a result of the closing of the Transaction and the Private Placement, and upon the effectuation of all post closing matters, Megapro had 12,011,122 shares of common stock outstanding, 6,005,561 shares of which were beneficially owned by PNC. The shares issued to PNC was subject to the terms of a Stockholder's Agreement and a Registration Rights Agreement.

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

$27,000 was received in the year ended September 30, 2005 and a further $7,000 has been received in the three months to December 31, 2005.

During the fourth quarter of fiscal 2005, the Company began marketing for sale certain assets associated with its UK thread gauge measuring business. The carrying values of the assets relating to this operation have been written down to estimated fair value and the net operations, cash flows and assets are presented as "Discontinued Operations" in accordance with SFAS 144.

RECENT DEVELOPMENTS

On April 15, 2004, the US Securities and Exchange Commission filed suit in the U.S. District Court for the Southern District of Florida against the Company and Mr. Dennis Crowley, its then current Chief Executive Officer/Chairman, among others, alleging violations of the federal securities laws. Specifically with regard to the Company, the SEC alleged that the Company violated the SEC's registration, anti-fraud and reporting provisions. These allegations arise from the alleged failure of Mr. Crowley to accurately report his ownership of the Company's stock, and his alleged manipulation of the price of the Company's stock through dissemination of false information, allowing him to profit from sales of stock through nominee accounts. On May 10, 2004, the Company consented to the entry of a preliminary injunction, without admitting or denying the allegations of the SEC complaint. The SEC is continuing its investigation into pension issues. The Company is offering its full cooperation.

As a further measure, the Court appointed a Corporate Monitor to oversee the Company's operations. In addition to Mr. Crowley consenting to a preliminary injunction the Court's order also temporarily barred Mr. Crowley from service as an officer or director of a public company, and prohibited him from voting or disposing of Company stock.

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

Additionally, the Company entered into a Stock Purchase Agreement with PNC Tool Holdings LLC ("PNC") and Mr. Crowley, the sole member of PNC. Under the Stock Purchase Agreement, the Company acquired, for $100, and other good and valuable consideration, 6,005,561 common shares of the Company held by PNC, which represented approximately 51.1% of the outstanding common shares of the Company at December 31, 2004, and which constituted 100% of the common stock held by such entity. The parties also executed general releases in favor of each other subject to the fulfillment of the conditions of the Stock Purchase Agreement.

The Stock Purchase Agreement was effected on April 8, 2005, following formal approval by the SEC on February 10, 2005 and, on February 15, 2005 by the U.S. District Court for the Southern District of Florida of the settlement of the litigation captioned SEC v. Dennis Crowley, Spear & Jackson, Inc., International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva (Case No:
04-80354-civ-Middlebrooks). The Stock Purchase Agreement was further conditioned on, among other things, the disgorgement and civil penalty funds being paid by Mr. Crowley. These monies have now been received and are being administered for the benefit of the victims of the alleged fraud by a court appointed administrator, pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

With the return of the Spear & Jackson shares to the Company by PNC, the stockholders of the Company have had their percentage stock interest increase correspondingly. Jacuzzi Brands, Inc. ("Jacuzzi"), which is a beneficial owner of 3,543,281 shares of common stock, has had its interest in the Company increase to approximately 61.8% of the outstanding common stock.

Such percentage stock increases are not necessarily permanent as the Company may subsequently reissue these shares, wholly or in part, for legitimate business purposes.

On April 11, 2005 Jacuzzi agreed to the termination of a previous letter agreement dated September 6, 2002, which supplemented the Stockholders' Agreement of the same date. The letter agreement required Jacuzzi to vote a substantial portion of its voting stock in the Company in proportion to the vote of other shareholders of the Company. At the time the letter agreement was executed, Jacuzzi was a principal, but a minority shareholder of the Company. As explained above, with the recent return to the capital of the Company of the majority shareholder interest previously held by PNC, Jacuzzi now holds a majority capital stock interest in the company, and the continuation of the letter agreement was no longer considered necessary for the fulfillment of its original intent. Jacuzzi also provided a general release to the Company and its affiliates excepting Mr. Crowley and his spouse.

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

On April 25, 2005 Jacuzzi stated in a report filed with the SEC that, at this time, no decision has been made by Jacuzzi to either change the composition of the Company's Board of directors or assert an expanded role in the management of the Company. Jacuzzi intends to monitor and evaluate its investment in the Company on a continuing basis or formulate other purposes, plans or proposals regarding the Company, or the Company's common stock that it holds, in addition to those discussed above. Jacuzzi retains its right to change its investment intent.

A number of class action lawsuits have been initiated in the U.S. District Court for the Southern District of Florida by Company stockholders against the Company, Sherb & Co. LLP, the Company's former independent auditor, and certain of the Company's directors and officers, including Mr. Crowley, the Company's former Chief Executive Officer/Chairman, and Mr. Fletcher, the Company's former CFO and current acting Chief Executive Officer. These suits allege essentially the same claims as the SEC suit discussed above.

These various class action suits were subsequently consolidated. Thereafter, the defendants filed certain Motions to Dismiss with regard to the Complaint and on October 19, 2005, the U.S. District Court for the Southern District of Florida in Re Spear & Jackson Securities Litigation entered its Order regarding these Motions. The Order denied the Company's motion as well as that of Mr. Crowley, the former Chief Executive Officer of Spear & Jackson. The Company is in the process of preparing its answer and defenses to the Complaint. The Court granted the Motion to Dismiss on behalf of Mr. Fletcher, the Company's interim Chief Executive Officer and also granted the Motion to Dismiss of the Company's former independent auditor, Sherb & Co., LLP. The class plaintiff has since filed an appeal regarding the trial court's decision to dismiss the case against Sherb & Co., LLP, which appeal is presently pending. No appeal was filed with respect to the decision to dismiss the case against Mr. Fletcher.

The Court denied the motion of Spear & Jackson's Monitor to abate the litigation for a six-month period pending the administration of the SEC's restitution fund. The Court also denied Plaintiff's Motion for Clarification and established a new cut-off for discovery until December 19, 2005. The case was initially set on the Court's two-week calendar beginning March 6, 2006, but the trial date has since been reset for October 2006.

On September 6, 2005, the Company was served with a Shareholder Derivative Complaint filed on June 1, 2004 in the Circuit Court for Palm Beach County, Florida (Case No. CA005068). The suit names, in addition to the Company, which is a nominal defendant, present and former directors and the Company's prior independent auditors, Sherb & Co LLP, as defendants. The suit contains essentially the same factual allegations as the SEC suit, which was filed in April 2004 in the U. S. District Court for the Southern District of Florida, and the series of class actions claims initiated in the U.S. District Court, but alleges state law claims of breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and lack of reasonable care by various or all the defendants. The Company will evaluate the Complaint and file its response at the appropriate time.

SUMMARY OF PRINCIPAL OPERATIONS

Spear & Jackson, Inc., through its principal operating entities, as disclosed in note 1 to the condensed financial statements, manufactures and distributes a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools primarily in the United Kingdom, Europe, Australasia, North and South America, Asia and the Far East. These products are manufactured and distributed under various brand names including:

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

For further detailed financial information by reportable segment, including sales, profit and loss, and total asset information, see Note 12 in the "Notes to the condensed consolidated financial statements" included within this Quarterly Report on Form 10-Q. Also included within Note 12 is a detailed geographical analysis including sales, profit and loss, and total asset information.

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

The Company's policy is to support its core product offering with a pipeline of new products and range extensions. In the period from October 1, 2005 to December 31, 2005 new product range launches and other significant product related business developments have included:

Neill Tools has successfully tendered to supply S&J branded woodsaws to a large UK builders' merchant, with deliveries to commence in February 2006. An exclusive supply agreement with a large catalog house has been negotiated to supply a range of garden power tools during February and March 2006.

Robert Sorby is currently developing an e-commerce site for its retail store in order to add incremental sales at no extra cost.

The Metrology Group has successfully launched the Bowers Xtreme waterproof 3-point gauge in the US.

Spear & Jackson France has extended its product offerings to include a specialized bonsai range. Certain existing product lines, including thermometers, children's tools and S&J garden tools have also been revised.

In Australia and New Zealand new and extended ranges under the S&J brand across garden digging, cutting, hand saw, masonry and air tool categories have been introduced.

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

Management's Discussion and Analysis or Plan of Operation in the Company's 10-K filing for the year ended September 30, 2005 included a detailed discussion which addressed our most critical accounting policies. The quarterly financial statements for the period ended December 31, 2005, attached hereto, should therefore be read in conjunction with that discussion.

These policies are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our most critical accounting policies are those relating to revenue recognition, foreign exchange risk, inventory valuation, pension and post-retirement benefit obligations and accounting for deferred and current income taxes.

Since September 30, 2005 there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.

OVERVIEW

When compared to the equivalent period last year, the results for the quarter ended December 31, 2005 show a decrease in both sales and operating profitability.

Sales revenues for the quarter ended December 31, 2005 were $22.93 million, representing a decrease of $1.76 million over the comparable period in the previous year. This reduction was primarily attributable to adverse currency exchange fluctuations of $1.44 million, decreased trading volumes of $0.23 million and increased sales rebates of $0.09 million. While sales volumes increased in our Metrology and Magnetics divisions, principally as a result of incremental sales in our new selling and distribution facility in Maastricht, business conditions in many of our end markets remained challenging, as a result of continuing intense competition from rival suppliers and sluggish retail demand.

Gross profit was $7.03 million for the period ended December 31, 2005 compared to $7.95 million for the prior year. Direct costs are still being adversely affected by increases in prices for our principal raw materials of steel, plastic, cobalt and nickel, and increases in basic utility costs. Margins improved in certain divisions as a consequence of favorable sales mixes and exchange gains on imported factored products. However, these improvements were eliminated by reduced trading volumes in our Neill Tools division which resulted in adverse production variances and an overall margin erosion in the quarter.

Selling, general and administrative expenses have increased by $0.5 million (5.83%) to $9.12 million in the three months ended December 31, 2005 compared to the comparable period last year. This is primarily due to the $1.0 million increase in the non-cash FAS 87 pension charge and inflationary increases which have been only partially offset by the beneficial movement in the US$/Sterling cross rate, reduced head office legal costs and the effects of local reorganization and overhead cost-cutting measures.

Therefore, while reductions have been made to certain aspects of general and administrative overheads in the quarter, administration costs for the full 2006 fiscal year will show a significant increase over the prior year largely as a result of the $4.4 million increase in the FAS 87 pension charge. Additionally, while settlement of the Company's SEC litigation suit has resulted in decreases in administrative costs, head office legal expenses associated with the class action litigation and the role of the corporate monitor will continue to be incurred until a resolution of these legal issues.

As a result of decreased sales volumes, lower margins and higher overhead costs, the Company's operating loss from continuing activities before income tax benefit has increased by $1.43 million (218.19%) from a loss of $0.65 million in the quarter to December 31, 2004 to a loss of $2.08 million in 2005.

The Company intends to continue to launch new products and to explore initiatives to reduce its operational base costs both in respect of raw materials and processes, in order to retain its competitive edge over cheap foreign imports. The Company's management has already implemented a number of programs to improve profitability and to restructure its UK manufacturing base and a further initiative was set up in January 2006 with the announcement of the closure of the Company's manufacturing facility in Wednesbury, England. These strategies will continue and further opportunities will be explored. Such restructuring costs and other initiatives, together with planned investment in new capital equipment in the UK, are anticipated to achieve improved efficiencies and reduce labor costs with corresponding improvements in ongoing profitability.

RESULTS OF OPERATIONS

The following discussion provides a review of results for the three months ended December 31, 2005 versus the three months ended December 31, 2004.

Summary Profit and Loss Account Data:

                                                 Three Months ended December 31
                                                 ------------------------------

                                                   2005        2004     % Change
                                                    $m          $m

Net Sales ..................................      22.93       24.69       (7.13)
Cost of goods sold .........................     (15.90)     (16.74)      (5.0)
                                                 ------      ------
Gross profit ...............................       7.03        7.95      (11.60)
Selling, general and
  administrative expenses ..................      (9.12)      (8.62)      +5.83
                                                 ------      ------

Operating loss .............................      (2.09)      (0.67)    (214.14)
Other income ...............................       0.01        0.02     (100.00)
                                                 ------      ------
Loss from continuing operations
  before income tax benefit ................      (2.08)      (0.65)    (218.19)
Income tax benefit .........................       0.41        0.04     +867.44
                                                 ------      ------
Net loss from continuing
  operations ...............................      (1.67)      (0.61)    (172.50)

Net loss from discontinued operations ......      (0.01)      (0.04)     +62.16
                                                 ------      ------
Net Loss ...................................      (1.68)      (0.65)    (159.10)
                                                 ======      ======

Effective tax rate .........................      20.13%       6.22%
                                                 ======      ======

Comparisons as a % of net sales:

Gross profit ...............................      30.66%      32.21%
Selling, general and
  Administration expenses ..................      39.77%     (34.90%)
Operating loss .............................      (9.11%)     (2.69%)
Loss from continuing operations
  before income tax benefit ................      (9.08%)     (2.65%)
Net loss ...................................      (7.32%)     (2.63%)

Note: The percentages and percentage change data shown above have been calculated from the Consolidated Statements of Operations included in the Financial Statements attached hereto. The financial data shown in the Financial Statements is given in thousands rather than the millions presentation adopted in the table above.

Commentary:

Sales from continuing activities have decreased by $1.76 million (7.13%) from $24.69 million in the three months ended December 31, 2004 to $22.93 million for the three months ended December 31, 2005.

The decrease is analyzed as follows:

                                                              Three Months ended
                                                              December 31, 2005
                                                Note                 $m

Effect of exchange rate movements               (a)                 (1.44)

Sales volumes movements                         (b)                 (0.23)

Increased rebates                               (c)                 (0.09)
                                                                    ------
                                                                    (1.76)
                                                                    ======

Analyzed by principal business segment, the net sales increase is as follows:-

                                                              Three Months ended
                                                              December 31, 2005
                                                Note                 $m
i)     Hand and garden tools

       Effect of exchange rate movements        (a)                 (0.97)
       Sales volume decreases                   (b)                 (1.10)
       Rebates                                  (c)                 (0.09)
                                                                    ------
                                                                    (2.16)
                                                                    ------

ii)    Metrology tools

       Effect of exchange rate movements        (a)                 (0.30)
       Sales volume increases                   (b)                  0.76
                                                                    ------
                                                                     0.46
                                                                    ------

iii)   Magnetic products

       Effect of exchange rate movements        (a)                 (0.17)
       Sales volume increases                   (b)                  0.11
                                                                    ------
                                                                    (0.06)
                                                                    ------
       Total net sales decrease                                     (1.76)
                                                                    ======

Notes:

(a) The main functional currencies of the group's revenues are sterling, the Euro and the Australian and New Zealand dollar. The principal functional currency is sterling and the average of the US$/(pound) cross rates in the three month period ending December 31, 2005 compared to the average in the comparable period last year has had a significant adverse impact on the US dollar value of the group's sales. The average cross rates in the period under review can be summarized as:

                                                    Average Cross Rates
                                                    -------------------

                                             2005          2004       % Movement

       3 months ended December 31           1.7474        1.8647         (6.3%)

(b) In general, business conditions in many of our end markets remained challenging as a result of continuing intense competition from rival suppliers in a number of our product ranges and sluggish consumer demand.

       Within the Metrology division, sales volumes increased despite challenging trading conditions. This was attributable to incremental sales growth in our new selling and distribution facility in Maastricht, together with a strong trading performance in the US. Likewise, our Magnetics division recorded sales in the quarter that were ahead of budget and last year. Elsewhere, however, sales volume decreases were experienced especially within the UK, France and New Zealand hand and garden product segments. UK trading conditions, particularly in the multiple retail sector, have continued to deteriorate, while in New Zealand the market place has witnessed demand deterioration due to a slow down in consumer confidence.

(c) The level of rebates has increased overall by $0.09 million when compared to 2004. Changes in customer and sales mix have resulted in higher rebate levels in our Australian and French divisions. Assuming similar sales volumes and customer mix the Company anticipates that this level of rebate will be maintained in future periods.

SEGMENT REVIEW OF SALES REVENUES

We aim to maintain and develop the revenues of our businesses through the launch of new products, the enhancement of existing items and the continued marketing of the Company's brands in order to retain and gain market share.

Sales and revenue details on a segment basis are as follows:

NEILL TOOLS

Sales for the quarter ended December 31, 2005 of $9.29 million showed a decrease of $1.62 million over last year's sales of $10.91 million. This decrease was attributable to adverse exchange movements of $0.63 million and decreased volumes of $0.99 million.

Over the quarter, UK trading conditions, especially in the garden tools market, have continued to deteriorate due to increasingly soft demand in the multiple retail sector. Low consumer footfall has resulted in the major retailers keeping tight control of inventories. The division's sales have suffered accordingly with planned shipments being cancelled or postponed.

In the export market there have been some encouraging signs with sales ahead of budget. Compared to the same period last year, however, sales are down as the demand from the huge construction programs and rebuilding projects following the conflicts in the Middle East has softened.

The threat to the business from low-cost, Far Eastern economies continues unchanged. These competitive pressures have been exacerbated by price increases imposed by our steel, plastics and utility suppliers and the difficulty within a competitive market place of passing on these increases to customers. As a result of the above, and substantial adverse manufacturing variances due to reduced manufacturing output, margins have been eroded in the quarter.

During the second half of the last fiscal year, the division commenced a reorganization program that included the closure of part of one of its manufacturing facilities and a complete review of its UK manufacturing operations. The initiatives were designed to reduce reliance on own-manufactured items and to enable the division to progress the sourcing of componentry for UK assembly to further reduce costs and increase profitability. In the current quarter $0.3 million has been spent in respect of employee severance costs and other reorganization costs for which provision was made at September 30, 2005. In addition, on January 25, 2006 the company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. The site closure forms another key part of the Company's UK manufacturing strategy to regenerate and modernize key areas of the hand and garden tools businesses.

Given the depressed trading conditions focus has again been directed towards tight overhead cost control, inventory reduction, credit control and heavy promotional campaign launches in order to improve sales. The division has successfully tendered to supply S&J branded woodsaws to a large builders merchant in the UK with delivery to commence in February 2006. Additionally, we have succeeded in negotiating an exclusive supply agreement for garden power tools to a large UK catalog house, during February and March 2006.

ECLIPSE MAGNETICS

Sales for the quarter showed a $0.06 million decrease over last year's figures (2005 $2.6 million, 2004 $2.66 million) with adverse exchange movements of $0.17 million exceeding increased volumes of $0.11 million.

The division enjoyed a sales increase in the UK market, mainly driven by increases within magnetic fixturing magnets, but a reduction in sales to export markets as a result of de-listings by a major distributor and financial difficulties experienced by overseas key distributors. Despite this overall decrease in export sales, we were able to continue to increase our US market share, driven by the introduction of new products and close key account management.

The Engineered Magnetic Solutions business continued to see growth with new products and technologies being offered for industry solutions.

As previously reported, the standard low technology area of the business has continued to be eroded by good quality imports at low prices from our competitors in China and the Far East. We continue to see more and more companies in the markets with higher quality goods at low market price points.

Gross margins have witnessed an improvement on last year mainly attributable to the sales mix switch towards UK sales and stable steel, nickel and cobalt prices. These favorable movements have, however, been mitigated by higher gas and electricity unit prices. Improvements in manufacturing costs continue to be the focus of the management in order to improve competitiveness in new and existing markets.

The major challenges continue to be the effective management of the threat from Far East manufacturers and improved competitiveness in new and existing markets. To achieve this, management focus will be directed on the delivery of manufacturing efficiencies, the provision of increased added value to customers, the continued development of new products and increasing market share within key product segments.

As part of this strategy, the division enhanced its presence in China in January 2006 when it paid $0.2 million for a 25% equity participation in a recently formed Chinese Venture.

ROBERT SORBY

Sales for the first quarter were $0.07 million less than last year (2005 $1.31 million, 2004 $1.38 million), attributable to adverse exchange movements.

In volume terms, Robert Sorby sales were flat in comparison with the period ended December 31, 2004. Overseas markets have seen encouraging growth but this has been offset by continuing UK sales decline.

Trading conditions have been difficult in both the UK and North America. Additionally, our typical customer is retired and on a fixed income. Concerns about the value of pensions and escalating utility costs have contributed to an increasingly cautious approach in the spending patterns of this customer group.

Consequently margins have remained under pressure in order to maintain the required volume levels and, at the same time, there have been above average cost increases in steel, which is our basic raw material, and utilities. Where possible, these increases have been absorbed by sales price increases implemented in the quarter.

As part of our regular review of business practices we have also implemented a series of cost reductions to maintain profitability.

Our business approach continues to be focused almost exclusively on the UK and North America. During October an extensive demonstration tour of the US took place, encompassing 21 different cities in 31 days. This plays a major role in achieving new product listings and strengthening relationships with key dealers. Similarly we have continued to market through specialized journals and our web site.

Going forward, the immediate outlook still appears to be challenging. The most exciting development will be the introduction of an e-commerce facility for our retail store which accounts for an increasing portion of our sales. We believe that the e-commerce site will add incremental sales at no extra cost to support our manufacturing base.

BOWERS METROLOGY

Sales for the first quarter show an increase of $0.40 million over last year ($4.42 million 2005, $4.02 million 2004) due to favorable volume increases of $0.70 million offset by adverse exchange movements of $0.3 million.

A significant part of the sales increase is due to the new sales and distribution facility set up in December 2004 in Maastricht, Holland. This new facility, established as a major distribution hub for mainland Europe, is expected to expand throughout 2006. All of the original set-up costs are complete and the business is now trading profitably. An allied manufacturing, quality control and distribution centre is being established in Shanghai, China, and this is expected to improve divisional margins once the business is fully functional during Quarter two of the current fiscal year. The facility will initially act as a quality control centre for products being shipped worldwide as well as the distribution centre for the Asia Pacific region. Manufacture of selected products is scheduled for quarter four.

Other successes in the quarter have been strong performance from our North American distributors buttressed by the launch of the Bowers XT Xtreme waterproof 3-point gauges.

Generally market conditions worldwide have remained mixed with the USA and China showing strong growth but with most of the major European markets remaining flat. The domestic UK market on a macro level is still disappointing within the manufacturing sector. The Aerospace sector is very strong, however, and the division has focused its efforts there. The continuing strength of this market is important given the comparative weakness of the Automotive sector.

The division continues to focus on the strict control of operating costs and certain manufacturing inefficiencies will be addressed by the delivery of new items of plant and equipment in quarter two of fiscal 2006.

Looking forward, quarter two is unlikely to see a repeat of the solid performance witnessed in quarter one but the introduction of new testing products in the forthcoming quarter will boost growth. Whether the forecast levels of sales revenues can be achieved will be dependent, however, on the overall strength of our UK and European markets where market conditions continue to disappoint.

S&J FRANCE

Sales for the quarter decreased by $0.21 million from $2.15 million in 2004 to $1.94 million in 2005. This is attributable to adverse exchange movements of $0.18 million and volume decreases of $0.03 million.

On a macro level, the French economy has remained depressed with increased unemployment rates, lower consumer confidence and reduced spending levels. Business conditions in the company's markets have reflected this depressed retail environment.

Pressure from the increasing flow of cheap Asian and Far Eastern imports, continues to put pressure on turnover and margins. This margin dilution could be further exacerbated by the opening of specialist cut price garden stores in quarters two and three. Additionally, the company suffers from a large proportion of its French garden product turnover being concentrated in a small number of retail outlets. This can make price negotiation difficult and can result in additional incentives, e.g. rebates, being offered to secure orders.

The Company continues to concentrate upon marketing actively to promote its principal brands and to gain new listings in order to combat the negative effects of increased competition from cheap imports and the seasonality of the garden product sales. During the quarter the division has seen the development of a new website, new design presentation of its leading brands, revisions of some product ranges (thermometers and children's range) and the launch of a bonsai tool range. It is clear, however, that in order to maintain the increased turnover, the success of new product ranges is essential together with our ability to offer quality products at lower price points.

AUSTRALASIA

Sales for the quarter for Spear & Jackson Australia and Spear & Jackson New Zealand were $0.27 million lower than last year (2005 $3.71 million, 2004 $3.98 million). Volume reductions of $0.13 million contributed to the decrease along with adverse exchange movements of $0.08 million and increased sales rebates of $0.06 million.

Trading conditions, especially in the New Zealand market, where all of the volume decreases were concentrated, have been particularly difficult in the quarter. The New Zealand economy has witnessed signs of a slowdown as consumer confidence started to weaken as the impact of higher interest rates and higher petrol prices restricted consumer spending. This has manifested itself in lower demand levels for our products. Additionally, increased levels of competition from Asian imported products within the power and air tool categories together with the loss of business with a major retailer in the second quarter of fiscal 2005, have had a negative impact on sales.

In Australia, too, challenging macro economic factors are having an adverse effect on retail trading activity. Major retailers have instigated inventory reduction programs and are looking to import product direct from the Far East to increase margins. Despite this, and the loss of a garden range with a major customer, increased sales in air and metal products enabled sales to be maintained at comparable levels to last year.

Margins in both divisions have remained under pressure. The adverse effects of sluggish retail demand, the increased promotional and marketing costs necessary to maintain sales levels, and unfavorable sales mixes, have been mitigated, wherever possible, by improved product sourcing and a strong Australian dollar.

Competition from imported Asian products and the increasing trend of the large retailers to import directly and develop their own home brands continues to place pressure on the sales and margins of the business. To counter this trend, we continue to instigate aggressive pricing policies and remain focused on consolidating trading relationships with retail customers and suppliers. In addition, the division has concentrated on improved product sourcing, branding and packaging to ensure that all S&J branded products meet customers' expectations. For example, our new "County" garden and S&J masonry ranges, launched last year, for example, have exceeded sales expectations, as has the performance of our specialized metals division. To date, not all of our sales growth initiatives have reached their full potential but we remain optimistic that incremental sales and margin growth will be forthcoming.

COSTS OF GOODS SOLD AND GROSS PROFIT

Costs of goods sold decreased by $0.84 million from $16.74 million in the three month period ended December 31, 2004 to $15.9 million in the three months ended December 31, 2005.

Headline information concerning costs of goods sold as a percentage of sales and gross profit margins in the periods under review is as follows:

                                                   Three Months Ended
                                          December 31                December 31
                                             2005                        2004
                                               %                           %

Cost of goods sold as a % of sales .......   69.34                       67.79

Gross Profit Margin ......................   30.66                       32.21

While the have been gross margin improvements in both our Metrology and Magnetics divisions, these have been diluted by higher costs in our Hand and Garden tool division.

Raw material (principally steel and plastic) and utility price increases together with the cost of fuel used to operate our manufacturing processes have continued to have a detrimental effect on margins. Additionally, we have incurred adverse production variances in our hand tool manufacturing operation division due to reduced output and the impact of the divisional reorganization program.

We continue to monitor and evaluate means of maintaining and improving current sales mixes and of further reducing costs of goods sold across all of our principal trading operations to avoid margin erosion. The highly price sensitive markets in which we operate make it prohibitive to pass on cost increases to certain of our customers. This, and the upward pressure on steel prices caused by strong demand from China, will continue to have an adverse influence on our margins in the short term.

The manufacturing reorganization program, initiated in the last quarter of fiscal 2005, will have a beneficial effect on margins, as reliance on own-manufactured items is reduced and the sourcing of componentry for UK assembly is progressed, thereby reducing costs and increasing profitability.

OPERATING COSTS AND EXPENSES

Selling, general and administrative (SG&A) expenses increased by $0.5 million from $8.62 million in the three months ended December 31, 2004 to $9.12 million in the three months ended December 31, 2005. Expressed as a percentage of sales, selling, general and administration expenses were 39.77% of sales for the three months ended December 31, 2005 (2004: 34.90%).

The principal reasons for the increase in the level of the current quarter's selling, general and administrative expenses over its prior year comparative can be summarized as follows:

                                                    Increases Over Prior Year
                                                       Three Months ended
                                                        December 31, 2005
                                                               $m

a)    Increased FAS 87 non-cash pension costs ......           1.0

b)    Inflationary increases .......................           0.2

c)    Impact of movements in average
      US$/sterling cross rates in the period .......          (0.5)

d)    Decreased head office costs relating
      to legal and professional fees, monitor
      fees and associated costs ....................          (0.2)
                                                              -----

      Net increase in expenses .....................           0.5
                                                              =====

OTHER INCOME AND EXPENSES

Other income and expenses moved from a net credit of $0.02 million in the three months ended December 31, 2004 to a net credit of $0.01 million in the three months ended December 31, 2005.

This decrease is attributable to lower 2005 bank interest credits in the Company's UK businesses. Although the Company completed the sale of part of its industrial site at Wednesbury, England in February 2005 for $5.2 million, the payment of the special pension contribution of $7.2 million in June 2005 and September 2005 reduced cash balances thereby reducing interest receivable.

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Our loss from continuing operations before income taxes in the three months ended December 31, 2005 amounted to $2.08 million. This compares to a loss for the three months ended December 31, 2004 of $0.65 million. This net increase of $1.43 million is attributable to increased overhead costs of $0.5 million, and reductions in gross profit of $0.93 million, as explained above.

INCOME TAXES

An income tax credit of $0.41 million arose in the three months ended December 31, 2005 compared to a $0.04 million income tax credit in the three months ended December 31, 2004.

Income taxes were 20.13% of losses before tax in the three months ended December 31, 2005 compared to 6.22% in the three months ended December 31, 2004.

Differences between the effective rate and the statutory rate of taxation of 35% result from income and losses in certain overseas subsidiaries within the Spear & Jackson group being taxed at rates different from the effective rate, the utilization of tax losses which are not recognized within the deferred tax computation and permanent differences between accounting and taxable income as a result of non-deductible expenses and non-taxable income. Principal factors behind the divergence in effective tax rates in the two quarters were as follows:

(a) For the three months ended December 31, 2004 there was a higher incidence of losses incurred in the United States than in the comparable period in 2005. As no utilization against future profits for these losses is envisaged, a valuation allowance has been applied.

(b) The net credit for the three months to December 31, 2005 is stated after the inclusion of a tax charge of $0.09 million relating to the adjustment to prior year tax provisions in Spear & Jackson France. This is to be paid over to the relevant tax authorities in the forthcoming months.

Because of the availability of tax net operating losses, other tax credits and the benefit of a tax deduction (spread over four years) in respect of the special contribution of $7.2 million that was made to the Company Pension Plan in 2005, it is not anticipated that any significant element of the taxation provision for the three months ended December 31, 2005, other than the Spear & Jackson France item mentioned above, will result in the payment of income tax.

NET LOSS FROM CONTINUING OPERATIONS AFTER INCOME TAXES

Our net loss from continuing activities after income taxes was $1.67 million for the three months ended December 31, 2005 (2004: $0.61 million).

DISCONTINUED OEPRATIONS

Discontinued operations relate to the thread gauge measuring division of the Metrology Division based in the UK, and the Company's Megapro screwdriver division.

During the fourth quarter of fiscal 2005, the Company began marketing for sale the thread gauge business located in the UK. The carrying values of the assets relating to this entity were written down to estimated fair value.

The Megapro screwdriver division was disposed of with effect from September 30, 2003 when the trade and assets of the principal Megapro companies were transferred at their net book value to a management buy-in team headed by the managing director of the Megapro business.

In accordance with SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company's previously issued Financial Statements have been reclassified to present separately the net operations, cash flows, assets and liabilities of these business segments, where material, as Discontinued Operations.

Total losses attributable to discontinued operations were $0.01 million in the three months ended December 31, 2005 (2004 : $0.04 million).

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash and cash equivalents amounted to $7.59 million at December 31, 2005 ($7.29 million at September 30, 2005), working capital (excluding deferred taxes) totaled $28.09 million at December 31, 2005 ($29.87 million at September 30, 2005) and our stockholders' equity was $23.85 million at December 31, 2005 ($26.20 million at September 30, 2005).

Net cash generated from operating activities in the three month period ended December 31, 2005 was $1.73 million compared to a $1.14 million in the three months ended December 31, 2004. This increase of $0.59 million primarily arises from:

o     increased trading working capital inflows of $2.0 million (note a)

o increase in net inflows from other assets and liabilities of $0.29 million (note b)

Offset by:

o the reduction in net income (adjusted for depreciation, and deferred taxes) of $1.7 million as explained in the commentary on trading results above.

The reasons for these trade working capital variances and movements in other assets and liabilities are summarized below.

a)    Trade Working Capital Variances

      The net increase in inflows from trade working capital is attributable to:

                                                             Note       $million

      Increased inventory inflows .....................      (i)          3.16
      Increased trade receivable inflows ..............      (ii)         0.38
      Reduced trade payable inflows ...................      (iii)       (1.54)
                                                                         -----
      Net increase in trade working capital inflows ...                   2.0
                                                                         =====

i) In the quarter ended December 31, 2004 inventories increased by $2.47 million compared to a decrease of $0.69 million in the quarter ended December 31, 2005. Within the UK hand tool division the quarter to December 31, 2005 witnessed a rigorous inventory reduction program, whereas in the comparable period last year stock levels increased. This trend was also followed in the Robert Sorby and New Zealand divisions. Elsewhere, in France, Australia and the Eclipse divisions seasonal stock increases were not as pronounced as they had been in the quarter to December 31, 2004.

ii) Even though trade receivable inflows for the quarter to December 31, 2004 benefited by $0.7 million from increased sales levels in August and September 2004, the inflow from trade receivables for the quarter to December 31, 2005 is $0.38 better than the previous year. This is due primarily to the reduction in the level of sales ledger receivables in the Neill Tools division caused by decreased trading volumes together with a reduction in debtor days.

iii) The movement in inventories discussed in point (i) above is also reflected in the reduced trade payable inflows. Trade payable levels at December 31, 2004 were especially high in those divisions carrying high levels of inventory (Neill Tools, France, Australia and New Zealand). At December 31, 2005 purchasing activity, and therefore trade payable levels, had reduced thereby contributing to the reduced trade payable inflows in the quarter under review.

b)    Variances in Cash Flows attributable to Other Assets and Liabilities.

      With regard to the net inflows from other assets and liabilities, the main factors contributing to the increased inflows are:

i)    An increase in the non-cash FAS 87 pension charge of $1.02 million;

ii) Higher levels of capital deposits included within other debtors at December 31, 2005;

iii) Partial replacement of the UK car fleet in December 2005 thereby increasing leased creditor levels.

      The beneficial effect of the above has been diluted by:

i) Increased annual employer pension contributions of $0.16 million to the UK pension scheme;

ii) Payment of $0.3 million in respect of the UK manufacturing reorganization program;

iii) At December 31, 2004 $0.8 million of additional legal and professional fees, monitor costs and related expenses had been accrued in the US holding company. At December 31, 2005 the level of accruals required had been reduced;

iv) Reduced accrual levels at December 31, 2005 compared to December 31, 2004 in trading entities in line with the reduction in trading activity levels.

Cash outflow from investing activities was $0.58 million in the period ended December 31, 2005 compared to an outflow of $0.32 million in the period ended December 31, 2004. This is attributable to an increase in purchases of plant and equipment in our UK manufacturing businesses.

Net cash used in financing activities was $0.73 million in the period ended December 31, 2005 (2004: $0.002 million). The 2005 outflow principally represents the repayment of the UK bank overdraft at September 30, 2005, which had been utilized following the payment of the second element of the special pension contribution paid to the UK Pension Plan at the end of that month.

BANK FACILITIES

The UK subsidiaries of Spear & Jackson plc and Bowers Group plc maintain a line of credit of $7.73 million. This is secured by fixed and floating charges on the assets and undertakings of these businesses. Of the total facility, $5.15 million relates to bank overdrafts and $2.58 million is available for letters of credit. These facilities are denominated in British pounds. The overdraft carries interest at UK base rate plus 0.75%. At December 31, 2005 the Company had no borrowings outstanding under the overdraft line (September 30, 2005 $0.75 million) but had $0.65 million in outstanding letters of credit (September 30, 2005: $0.6 million).

As a consequence of the special pension contribution of $7.2 million that was paid in two installments in June and September 2005, and the additional funding which will be required to finance the ongoing restructuring initiatives, an open-ended, on demand bridging loan of $5.15 million has also been negotiated with the Company's UK bankers. The facility is denominated in British pounds and is secured by a first legal charge over the Company's land and property at Wednesbury, England. It carries interest at UK base rate plus 1%. This facility has not yet been utilized.

The French and Australian subsidiaries of Spear & Jackson plc maintain short-term credit facilities of $2.73 million denominated in Euros and Australian dollars. The facilities comprise bank overdraft lines, with interest rates ranging from 6.8% to 12.6%, together with facilities for letters of credit and the discount of bills receivable. There was nothing outstanding under the overdraft lines at December 31, 2005 (September 30, 2005: nil). At that date $0.33 million of letters of credit and bills were outstanding under these facilities (September 30, 2005: $0.9 million).

The UK facilities were renewed in December 2005, the Australian facilities were renewed in October 2005, and the French facilities fall due for renewal at various dates in 2006. These lines of credit are subject to the Company's and its subsidiaries' continued credit worthiness and compliance with the applicable terms and conditions of the various facilities. Assuming that the Company maintains compliance with these conditions it is anticipated that all the facilities will be renewed on comparable terms and conditions.

The Company's bank accounts held with the HSBC Bank plc by UK subsidiaries of Spear & Jackson plc and Bowers Group plc form a pooled fund. As part of this arrangement the companies involved have entered into a cross guarantee with HSBC Bank plc to guarantee any bank overdraft of the entities in the pool. At December 31, 2005 the extent of this guarantee relating to gross bank overdrafts was $19.1 million (September 30, 2005 $20.4 million). The overall pooled balance of the bank accounts within the pool at December 31, 2005 was a net cash in hand balance of $2.5 million (September 30, 2005 $1.6 million).

The bank overdraft and other facilities of Spear & Jackson Australia Pty. Limited have been guaranteed by its immediate parent, James Neill Holdings Limited and the bank overdraft and other facilities of Spear & Jackson France SA have been guaranteed by Spear & Jackson plc.

Our business operations have been funded from net operating income supplemented, where necessary, by utilization of the UK, French and Australian banking facilities described above. We believe that we have sufficient capital resources, liquidity and available credit under our principal banking facilities supplemented, where necessary, by temporary increases to sustain our current business operations and normal operating requirements for the foreseeable future.

As the Company continues to focus its efforts on improving the competitiveness of its worldwide operations, additional funding may be required to finance the restructuring of the non-profitable areas of the Company's divisions and to meet items of significant one-off expenditure. Such expenditure may include: costs associated with the closure and relocation of the Company's manufacturing facility in Wednesbury, England; investment in new capital equipment; further special contribution payments to reduce the pension plan deficit; set up costs of new business ventures in China; and any other expansion of the Spear & Jackson or Bowers operations. Funding of these initiatives may be obtained through the negotiation of increased bank lending facilities or the sale of surplus assets.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company makes a range of contractual obligations in the ordinary course of business. The following table summarizes the Company's principal obligations at December 31, 2005:

Contractual obligation       Total             Payments due by period ($m)
                             Amount       1 year     1-3      4-5      5 years
                             Committed    or less    years    years    or more

Capital lease obligations    1.0          0.5        0.3      0.2      -
Operating leases (note a)    6.5          1.0        1.9      1.6      2.0
                             ---          ---        ---      ---      ---
                             7.5          1.5        2.2      1.8      2.0
                             ---          ---        ---      ---      ---

(a) Amounts represent the minimum rental commitments under non-cancelable operating leases.

(b) Excluded from the above tables are the amounts payable by the Company to the UK defined benefit pension plan as future funding obligations cannot be accurately forecast beyond the short term. In the years ended September 30, 2006 and September 30, 2007, providing that certain criteria are met, the annual contributions will be fixed at (pound)1.9 million sterling (approximately $3.3 million).

(c) As at December 31, 2005, the Company had letters of credit of $0.83 million outstanding which are secured under the UK and Australian credit facilities. In addition, the Company's French subsidiary had discounted $0.18 million of bills of exchange with recourse.

At December 31, 2005, the Company had no material off-balance sheet arrangements other than the non-debt obligations described in contractual obligations, above.

OUTLOOK

Although quarter one produced a net operating loss, we anticipate that because of the seasonal demand increase in our garden products businesses in the UK and France, and a partial recovery of the low level of sales in December 2005, a small trading profit will be recorded for the second quarter as a whole. Like quarter one, the Company's base trading profit will be substantially reduced by the significant increase in the non-cash FAS 87 pension charge compared to that charged in the previous year.

As previously explained, the Company's actuaries have calculated that the annual charge will rise by $4.4 million from $4.0 million in 2005 to $8.4 million in the year ended September 30, 2006. Base trading profit for the second quarter is currently anticipated to be approximately $2.3 million and after deduction of the quarter's pension charge of $2.1 million an operating profit (before unusual items and taxation) of $0.2 million is forecast.

Earnings in quarter two will also be negatively impacted by the provision of approximately $1.8 million of costs in connection with the closure of the Company's manufacturing site in Wednesbury, England. The adverse effect of these costs would, however, be offset by any gain arising on the subsequent disposal of the Wednesbury site. As a result of these increased pension charges and closure costs the Company does not anticipate returning a profit before taxation in fiscal 2006. Management will consider all available operational strategies to mitigate the negative impact of these items so that any trading losses in the year ended September 30, 2006 which arise as a result of the increase in pension costs and one-time reorganization expenditure will be reduced as far as possible.

Within the hand and garden business, competition remains fierce from cheap foreign imports and the softening of demand in the UK retail sector is having an adverse effect on sales as our major UK retailers initiate inventory reduction programs and other working capital reduction measures to counter falling consumer interest. Demand from our export markets, particularly the Far and Middle East also continues to soften as the intensive purchasing activity resulting from building projects in the aftermath of the Iraqi conflict declines.

Although other elements of the UK hand and garden business have performed encouragingly, it is unlikely, however, that the level of demand for these products will be sufficient to fully offset the adverse effects of the general downturn in demand in the UK retail sector.

As previously reported, the Company performed a detailed review of its UK manufacturing operations in quarter four of 2005 to identify initiatives to combat declining sales performance and the increase in low price point imports from Far Eastern markets. The implementation of a number of strategies to reduce its ongoing cost base was started in that quarter and this has continued into quarter one of fiscal 2006.

In addition to this, on January 25, 2006, the Company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. All manufacturing, assembly, warehouse and distribution operations currently performed at this location will be transferred to the Company's principal UK hand tools manufacturing site in Sheffield.

The closure and relocation of the Wednesbury facility are expected to take approximately six months and the costs of this exercise are anticipated to be approximately $2.1 million. These costs include employee severance payments, site closure expenses, factory reorganization expenses, plant transfer costs and associated capital expenditure. Negotiations are currently in progress regarding the sale of the Wednesbury site to a non-related third party. It is expected that the sale price of the site will be in excess of the property's net book amount and the Company has not therefore made any provision against its balance sheet carrying value at December 31, 2005. Funds realized from any disposal will be used to finance the closure costs with any excess sale proceeds being reinvested in the business.

The site closure forms part of the Company's UK manufacturing reorganization program which has been initiated to regenerate and modernize key areas of the hand and garden tools business. The closure will enable the Company to consolidate its two UK hand and garden tool manufacturing sites and will allow the Company to develop a modern manufacturing, warehouse and distribution facility which will be well placed to meet the current and future needs of its customers.

We will continue to look at further initiatives to rationalize underperforming areas of the business and to monitor operational infrastructures in the United Kingdom, particularly overhead costs, to ensure that these are as cost efficient as possible and at a level appropriate to the needs of the business. In conjunction with this, an inventory reduction program is underway to reduce inventory levels, especially in those divisions witnessing a softening on sales demand. Despite the implementation of this program, temporary increases in inventory will occur, however, as a result of inventory builds that will be necessary during the closure of the Wednesbury manufacturing site.

As with the Company's UK hand and garden tool businesses, our Australasian and French subsidiaries continue to experience difficult trading conditions because of flat retail demand, increased levels of competition from Far East imports, reduced consumer spending and the increasing trend of some retail groups to expand their own direct import programs.

To counteract such factors, the management of these operations has developed and introduced a number of new and extended ranges and promotional programs. Going forward these ranges should deliver incremental sales and margin growth. Additionally, overhead reduction programs are ongoing as management continues to focus on the removal of all excess costs from the businesses.

Within the Metrology division the new selling and distribution outlet in Maastricht is now fully operational, and incremental revenue growth is forecast for the rest of the fiscal year. This revenue and earnings growth will be enhanced by the division's quality control and distribution centre which has been established in Shanghai, China and which is expected to become fully functional in quarter two of fiscal 2006.

Looking forward, demand for low cost, own manufactured metrology hand tools will continue to face further pressure from the Far East and increased emphasis will be placed on the new systems division which offers bespoke gauging solutions. The Company therefore recognizes that it needs to continue to focus the UK manufacturing sites on producing more high technology products and measuring solutions. In order to make the Company more competitive in the low technology sectors various initiatives are being explored including the establishment of a full manufacturing and distribution centre in the Far East.

Our businesses will again face the issues of increased costs and margin erosion as a result of raw material, fuel and other utility price increases, interest rate increases, the $4.4 million increase in the FAS 87 pension charge and a weak dollar. This will again put pressure on our margins and overhead costs, and wherever possible, these increases will be passed on though sales price increases.

Any strengthening of the US dollar would impact favorably on the business as this would ease the pressure on margins and increase our competitiveness. The overall benefits would, however, be diluted by the related increases in the purchase price of factored product from the Far East.

The level of overhead expenses, particularly legal and professional costs, incurred by our US corporate head office have reduced following the settlement of the SEC suit during 2005. However, any future savings will be offset by the professional costs that are anticipated to be incurred in relation to the Class Action lawsuit.

In the following quarters we will continue to focus on improving cash generation. As explained above, on January 25, 2006 the Company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. In the next six months costs of approximately $2.1 million will be incurred in the relocation of the Wednesbury manufacturing operation and its consolidation into the Company's principal UK manufacturing site in Sheffield. These costs will be funded from existing core and extended UK bank facilities.

To restrict the pressure that this expenditure will have on the Company's bank facilities, focus will be maintained on the working capital reduction program that has already been initiated. The benefits of this initiative can be seen in the favorable inventory movements in the quarter and emphasis will continue to be placed on strict working capital control in the forthcoming months. Additionally, the Company is in negotiation with an external third party in connection with the sale of the Wednesbury site. Utilization of the Company's base and extended facilities will not be necessary if a sale is concluded in the short term as any disposal proceeds will be used to fund the reorganization costs. Any residual sale proceeds will be reinvested in the business.

Going forward, the success factors critical to our business include sales growth through penetration in new and existing markets; the implementation of strategies to enable us to compete against suppliers based in low cost manufacturing regimes; emphasis on new product development activities so that we can exploit our brand equity and technical expertise to differentiate our product offerings from cheap "me-too" imports; emphasis on promotional campaigns and demonstration tours which focus on high margin product groups and on those high added value areas of the Metrology and Magnetics businesses; reorganization of our manufacturing and overhead bases so that they are as cost efficient as possible; the successful start up of new operations in China and elsewhere; and the maximization of cash resources and the negotiation of additional bank facilities, where required, so that we are able to fund new initiatives and take advantage of market opportunities.

Much will also depend on the level of retail demand in our UK, French and Australasian markets. The quarter one results were adversely affected by softening demand and a further deterioration in consumer confidence could significantly impact on our earnings levels in quarter two and subsequent periods.

The Company has been able to deal with the significant business disruptions and distractions caused by the SEC legal action and the formal resolution of this litigation in fiscal 2005 has enabled the Company to move forward in a focused and structured manner so that both its short and long term strategies can be formulated and delivered. Inevitably, however, uncertainties will still impact upon the Company's operations until the financial effects of the Class Action and Derivative Complaint, explained in detail in PART II Item 1 ("Legal proceedings"), below, are also quantified and settled.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The principal market risks to which the Company is exposed comprise interest and exchange rate fluctuation, changes in commodity prices and credit risk.

INTEREST RATE RISK

The Company is exposed to interest rate changes primarily as a result of interest payable on its bank borrowings and interest receivable on its cash deposits. At December 31, 2005 the Company had cash and cash equivalents of approximately $7.59 million. Given the current levels of borrowings, the Company believes that a 1% change in interest rates would not have a material impact on consolidated income or cash flows. Holding the same variables constant, a 10% increase in interest rates would again have a negligible effect on interest payable.

The nature and amount of our debt and cash deposits may, however, vary as a result of future business requirements, reorganization programs, market conditions, and other factors. The definitive extent of our interest rate risk is not therefore quantifiable or predictable because of the variability of future interest rates and business financing requirements.

EXCHANGE RATE RISK

The Company has operations in the United Kingdom, France, the Netherlands Australia, New Zealand and China. These operations transact business in the relevant local currency and their financial statements are prepared in those currencies. Translation of the balance sheets, income statements and cash flows of these subsidiaries into US dollars is therefore impacted by changes in foreign exchange rates.

In the three months ended December 31, 2005 compared to the equivalent period in 2004, the change in exchange rates had the effect of decreasing the Company's consolidated sales by $1.44 million, or 5.8%. Since most of the Company's international operating expenses are also included in local currencies, the change in exchange rates had the effect of decreasing operating expenses by $0.5 million for the three months ended December 31, 2005 compared to the comparable prior year period.

Additionally, our subsidiaries bill and receive payments from some of their foreign customers and are invoiced and pay certain of their overseas suppliers in the functional currencies of those customers and suppliers. Accordingly, the base currency equivalent of these sales and purchases is affected by changes in foreign currency exchange rate.

We manage the risk and attempt to reduce such exposure by periodically entering into short term forward exchange contracts. At December 31, 2005 the Company held forward contracts in place to sell Australian dollars to buy approximately
1.91 million US dollars.

The contract values were not materially different to the period end value of the contracts. A 10% strengthening or weakening of the US$ against its Australian counterpart could, however, result in the Company suffering losses or benefiting from gains of approximately $0.161 million had no forward contracts been taken out.

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

At December 31, 2005, the Company had made an allowance of $1.47 million in respect of doubtful accounts which management believes is sufficient to cover all known or expected debt non-recoveries.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On April 15, 2004, the US Securities and Exchange Commission filed suit in the U.S. District Court for the Southern District of Florida against the Company and Mr. Dennis Crowley, its then current Chief Executive Officer/Chairman, among others, alleging violations of the federal securities laws. Specifically with regard to the Company, the SEC alleged that the Company violated the SEC's registration, anti-fraud and reporting provisions. These allegations arise from the alleged failure of Mr. Crowley to accurately report his ownership of the Company's stock, and his alleged manipulation of the price of the Company's stock through dissemination of false information, allowing him to profit from sales of stock through nominee accounts. On May 10, 2004, the Company consented to the entry of a preliminary injunction, without admitting or denying the allegations of the SEC complaint. The SEC is continuing its investigation into pension issues. The Company is offering its full cooperation.

As a further measure, the Court appointed a Corporate Monitor to oversee the Company's operations. In addition to Mr. Crowley consenting to a preliminary injunction the Court's order also temporarily barred Mr. Crowley from service as an officer or director of a public company, and prohibited him from voting or disposing of Company stock.

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

Additionally, the Company entered into a Stock Purchase Agreement with PNC Tool Holdings LLC ("PNC") and Mr. Crowley, the sole member of PNC. Under the Stock Purchase Agreement, the Company acquired, for $100, and other good and valuable consideration, 6,005,561 common shares of the Company held by PNC, which represented approximately 51.1% of the outstanding common shares of the Company at December 31, 2004, and which constituted 100% of the common stock held by such entity. The parties also executed general releases in favor of each other subject to the fulfillment of the conditions of the Stock Purchase Agreement.

The Stock Purchase Agreement was effected on April 8, 2005, following formal approval by the SEC on February 10, 2005 and, on February 15, 2005 by the U.S. District Court for the Southern District of Florida of the settlement of the litigation captioned SEC v. Dennis Crowley, Spear & Jackson, Inc., International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva (Case No:
04-80354-civ-Middlebrooks). The Stock Purchase Agreement was further conditioned on, among other things, the disgorgement and civil penalty funds being paid by Mr. Crowley. These monies have now been received and are being administered for the benefit of the victims of the alleged fraud by a court appointed administrator pursuant to the fair funds provision of the Sarbanes-Oxley Act of 2002.

With the return of the Spear & Jackson shares to the Company by PNC, the stockholders of the Company have had their percentage stock interest increase correspondingly. Jacuzzi Brands, Inc. ("Jacuzzi"), which is a beneficial owner of 3,543,281 shares of common stock, has had its interest in the Company increase to approximately 61.8% of the outstanding common stock.

Subsequent to the SEC action a number of class action lawsuits were initiated in the U.S. District Court for the Southern District of Florida by Company stockholders against the Company, Sherb & Co. LLP, the Company's former independent auditor, and certain of the Company's directors and officers, including Mr. Crowley, the Company's former Chief Executive Officer/Chairman, and Mr. Fletcher, the Company's former CFO and current acting Chief Executive Officer. These suits allege essentially the same claims as the SEC suit discussed above.

These various class action suits were subsequently consolidated. Thereafter, the defendants filed certain Motions to Dismiss with regard to the Complaint and on October 19, 2005, the U.S. District Court for the Southern District of Florida in Re Spear & Jackson Securities Litigation entered its Order regarding these Motions. The Order denied the Company's motion as well as that of Mr. Crowley, the former Chief Executive Officer of Spear & Jackson. The Company is in the process of preparing its answer and defenses to the Complaint. The Court granted the Motion to Dismiss on behalf of Mr. Fletcher, the Company's interim Chief Executive Officer, and also granted the Motion to Dismiss of the Company's former independent auditor, Sherb & Co., LLP. The class plaintiff has since filed an appeal regarding the trial court's decision to dismiss the case against Sherb & Co., LLP, which appeal is presently pending. No appeal was filed with respect to the decision to dismiss the case against Mr. Fletcher.

The Court denied the motion of Spear & Jackson's Monitor to abate the litigation for a six-month period pending the administration of the SEC's restitution fund. The Court also denied the Plaintiff's Motion for Clarification and established a new cut-off for discovery until December 19, 2005. The case was initially set on the Court's two-week calendar beginning March 6, 2006 but the trial date has since been reset for October 2006.

On September 6, 2005, the Company was served with a Shareholder Derivative Complaint filed on June 1, 2004 in the Circuit Court for Palm Beach County, Florida (Case No. CA005068). The suit names, in addition to the Company, which is a nominal defendant, present and former directors and the Company's prior independent auditors, Sherb & Co. LLP., as defendants. The suit contains essentially the same factual allegations as the SEC suit, which was filed in April 2004 in the U. S. District Court for the Southern District of Florida, and the series of class actions claims initiated in the U.S. District Court, but alleges state law claims of breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and lack of reasonable care by various or all the defendants. The Company will evaluate the Complaint and file its response at the appropriate time.

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

Item 6.  Exhibits

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

SPEAR & JACKSON, INC.


February 14, 2006                       /s/ John Harrington, Jr.
                                        ------------------------
                                        John Harrington, Jr.
                                        Interim Chairman



February 14, 2006                       /s/ William Fletcher
                                        --------------------
                                        William Fletcher
                                        Acting Chief Executive
                                        Officer
                                        (Principal Executive Officer)


February 14, 2006                       /s/ Patrick J. Dyson
                                        ---------------------
                                        Patrick J. Dyson
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)