Form 10-Q
period 2006-03-31
SPEAR & JACKSON INC
filed 2006-05-15
CIK 1107206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Registrant had 5,735,561 shares of Common Stock, $.001 par value per share, outstanding as of May 15, 2006.

                              Spear & Jackson, Inc.


                                      INDEX

                                                                     Page Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited) ...........................      1

         Condensed Consolidated Statements of Operations -
         Three and Six Months ended March 31, 2006 and 2005..........      1

         Condensed Consolidated Balance Sheets - March 31, 2006
         and September 30, 2005 (audited) ...........................      2

         Condensed Consolidated Statements of Cash Flows -
         Six Months ended March 31, 2006 and 2005....................      3

         Notes to Condensed Consolidated Financial Statements........      4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..................................     20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       52

Item 4.  Controls and Procedures ....................................     53

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..........................................     54

Item 6.  Exhibits ...................................................     56

SIGNATURES ..........................................................     57

Purchase Agreement effected April 8, 2005 between PNC Tool Holdings
LLC and Spear & Jackson, Inc. .......................................  EX 10.4

Certification of Acting Chief Executive Officer pursuant to Section
302 .................................................................  EX 31.1

Certification of Chief Financial Officer pursuant to Section 302 ....  EX 31.2

Certification of Acting Chief Executive Officer pursuant to Section
906 .................................................................  EX 32.1

Certification of Chief Financial Officer pursuant to Section 906 ....  EX 32.2

ITEM 1.  Financial Statements (Unaudited)

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                       MARCH 31,       MARCH 31,      MARCH 31,       MARCH 31,
                                                          2006           2005            2006           2005
                                                      -----------    ------------    -----------    ------------
Net sales .........................................   $    27,572    $     27,773    $    50,498    $     52,458
Cost of goods sold ................................        19,078          18,357         34,975          35,091
                                                      -----------    ------------    -----------    ------------
Gross profit ......................................         8,494           9,416         15,523          17,367

Operating costs and expenses:
    Selling, general and administrative expenses ..         9,305           7,926         18,423          16,542
                                                      -----------    ------------    -----------    ------------
Operating (loss) income ...........................          (811)          1,490         (2,900)            825

Other income (expense)
    Rental income .................................            37              39             74              79
    Interest and bank charges (net) ...............            42             (12)            13             (41)

                                                      -----------    ------------    -----------    ------------
(Loss) income from continuing operations before
    unusual or infrequent items and income taxes ..          (732)          1,517         (2,813)            863

Unusual or infrequent items:
    Manufacturing reorganization costs ............        (1,228)              -         (1,228)              -
    Gain on sale of land and buildings net of
      reorganization costs ........................             -           2,503              -           2,503

                                                      -----------    ------------    -----------    ------------
(Loss) income from continuing operations before
    income taxes ..................................        (1,960)          4,020         (4,041)          3,366

Income tax (provision) benefit ....................          (103)           (491)           313            (448)
                                                      -----------    ------------    -----------    ------------

Net (loss) income from continuing operations ......        (2,063)          3,529         (3,728)          2,918
                                                      -----------    ------------    -----------    ------------

Discontinued operations:

    Loss from discontinued operations (net of
      income taxes of $nil in 2006 and 2005) ......           (66)           (335)           (87)           (372)
    Adjustment to previously recorded  loss on
      disposal of discontinued operations .........             2               -              9               -
                                                      -----------    ------------    -----------    ------------
Net loss from discontinued operations .............           (64)           (335)           (78)           (372)
                                                      -----------    ------------    -----------    ------------

Net (loss) income .................................   $    (2,127)   $      3,194    $    (3,806)   $      2,546
                                                      ===========    ============    ===========    ============

Basic and diluted (loss) income per share:

From continuing operations ........................   $     (0.36)   $       0.30    $     (0.65)   $       0.25
From discontinued operations ......................         (0.01)          (0.03)         (0.01)          (0.03)
                                                      -----------    ------------    -----------    ------------
Total (loss)income per share ......................   $     (0.37)   $       0.27    $     (0.66)   $       0.22
                                                      ===========    ============    ===========    ============

Weighted average shares outstanding ...............     5,735,561      11,741,122      5,735,561      11,741,122
                                                      ===========    ============    ===========    ============

   The accompanying notes are an integral part of these financial statements.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS EXCEPT SHARES)

                                                                                AT MARCH 31,    AT SEPTEMBER 30,
                                                                                    2006              2005
                                                                                ------------    ----------------
                                                                                (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents ................................................   $      5,980    $          7,289
   Trade receivables, net of allowance for doubtful accounts of $1,458 and
     $1,525 .................................................................         19,982              16,448
   Inventories ..............................................................         22,694              24,999
   Foreign taxes recoverable ................................................            185                   -
   Deferred income tax asset, current portion ...............................          2,663               2,623
   Other current assets .....................................................          1,355               1,316
                                                                                ------------    ----------------
       Total current assets .................................................         52,859              52,675

Property, plant and equipment, net ..........................................         17,182              17,568
Deferred income tax asset ...................................................         12,884              12,690
Investments .................................................................            380                 157
                                                                                ------------    ----------------
       Total assets .........................................................   $     83,305    $         83,090
                                                                                ============    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable ............................................................   $      1,408    $            752
   Trade accounts payable ...................................................          9,606               8,103
   Accrued expenses and other liabilities ...................................         12,150              11,241
   Foreign taxes payable ....................................................            145                  88
                                                                                ------------    ----------------
       Total current liabilities ............................................         23,309              20,184
Other liabilities ...........................................................            789                 749
Pension liability ...........................................................         37,469              35,954

                                                                                ------------    ----------------
       Total liabilities ....................................................         61,567              56,887
                                                                                ------------    ----------------
Stockholders' equity:
Common stock, 25,000,000 shares authorized $0.001 par value; 12,011,122
   issued and 5,735,561 shares outstanding ..................................             12                  12
Additional paid in capital ..................................................         51,590              51,590
Accumulated other comprehensive income (loss):
   Minimum pension liability adjustment, net of tax .........................        (42,902)            (43,751)
   Foreign currency translation adjustment, net of tax ......................         10,219              11,765
   Unrealized  gain (loss) on derivative instruments ........................             31                  (7)
Retained earnings ...........................................................          3,328               7,134
Less: 6,275,561 common stock held in treasury, at cost ......................           (540)               (540)
                                                                                ------------    ----------------
       Total stockholders' equity ...........................................         21,738              26,203
                                                                                ------------    ----------------
                                                                                ------------    ----------------
       Total liabilities and stockholders' equity ...........................   $     83,305    $         83,090
                                                                                ============    ================

   The accompanying notes are an integral part of these financial statements.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                      FOR THE SIX MONTHS ENDED
                                                                                     MARCH 31,        MARCH 31,
                                                                                       2006             2005
                                                                                    ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income attributable to continuing and discontinued operations ...      $   (3,806)      $    2,546
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation ............................................................           1,084            1,523
     Amortization of asset held for sale .....................................               -               22
     Gain on sale of land and buildings ......................................               -           (2,503)
     Loss on sale of plant, property and equipment ...........................               2               11
     Deferred income taxes ...................................................            (566)             349
  Changes in operating assets and liabilities:
     Increase in trade receivables ...........................................          (3,979)          (2,186)
     Decrease (increase) in inventories ......................................           1,725           (3,665)
     Increase in other current assets ........................................             (64)            (472)
     Contributions paid to pension plan ......................................          (1,829)          (1,456)
     Increase in other non-current liabilities ...............................           4,060            2,027
     Increase in trade accounts payable ......................................           1,641              782
     Increase (decrease) in accrued expenses and other liabilities ...........           1,186             (183)
     (Decrease) increase in foreign taxes payable ............................            (116)              46
     Increase (decrease) in other liabilities ................................              55             (182)
                                                                                    ----------       ----------
NET CASH USED IN OPERATING ACTIVITIES ........................................            (607)          (3,341)
                                                                                    ----------       ----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .................................          (1,082)            (642)
  Proceeds from sale of property, plant and equipment ........................              44            8,631
  Purchase of equity Investment ..............................................            (229)               -
                                                                                    ----------       ----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ..........................          (1,267)           7,989
                                                                                    ----------       ----------

FINANCING ACTIVITIES:
  Increase in overdraft ......................................................             678               10
                                                                                    ----------       ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ....................................             678               10
                                                                                    ----------       ----------
Effect of exchange rate changes on cash and cash equivalents .................            (113)             176
                                                                                    ----------       ----------

CHANGE IN CASH AND CASH EQUIVALENTS ..........................................          (1,309)           4,834

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............................           7,289            5,090
                                                                                    ----------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................      $    5,980       $    9,924
                                                                                    ==========       ==========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest .....................................................      $       92       $       61
                                                                                    ==========       ==========
  Cash paid for taxes ........................................................      $      369       $       53
                                                                                    ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 1 - BASIS OF PRESENTATION

      These condensed consolidated financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The condensed consolidated financial statements include the accounts of Spear & Jackson Inc. (the Company) and its wholly owned subsidiaries, Mega Tools Ltd., Mega Tools USA, Inc., Megapro Tools, Inc., S and J Acquisition Corp., Spear & Jackson plc and Bowers Group plc. Both Spear & Jackson plc and Bowers Group plc are sub-holding companies and their business is carried out by the following directly and indirectly owned subsidiaries: Bowers Metrology Limited, Bowers Metrology UK Limited, Coventry Gauge Limited (until February 28, 2006), CV Instruments Limited, Eclipse Magnetics Limited, Spear & Jackson (New Zealand) Limited, James Neill Canada Inc., James Neill Holdings Limited, James Neill U.S.A. Inc., Spear & Jackson (Australia) Pty Ltd., Magnacut Limited, Neill Tools Limited, Spear & Jackson Garden Products Limited, Spear & Jackson Holdings Limited, Spear & Jackson France S.A., Societe Neill France S.A., CV Instruments Europe BV and Bowers Eclipse Equipment Shanghai Co. Limited.

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

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to both the rules and regulations of the Securities and Exchange Commission and with instructions to Form 10-Q. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of March 31, 2006 and September 30, 2005, and the results of operations for the three and six month periods ended March 31, 2006 and March 31, 2005 and cash flows for the three and six month periods ended March 31, 2006 and March 31, 2005 have been included and that the disclosures are adequate to make the information presented not misleading. The balance sheet at September 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's and Subsidiaries' annual report on Form 10-K for the year ended September 30, 2005.

      It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the year ended September 30, 2005 included in the Company's annual report filed on Form 10-K for the period then ended.

      The condensed consolidated financial statements of Spear & Jackson, Inc. are denominated in US dollars. Changes in exchange rates between UK sterling, the Euro, the Australian dollar, the New Zealand dollar, the Chinese Yen and the US dollar will affect the translation of the UK, French, Dutch, Chinese, New Zealand and Australian subsidiaries' financial results into US dollars for the purposes of reporting the consolidated financial results. The process by which each foreign subsidiary's financial results are translated into US dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the accumulated other comprehensive income account. Management have decided not to hedge against the impact of exposures giving rise to these translation adjustments as such hedges may impact upon the Company's cash flow compared to the translation adjustments which do not affect cash flow in the medium term.

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

      In October 2005, the FASB issued Staff Position No. 13-1, "Accounting for Rental Costs Incurred During a Construction Period" ("FSP No. 13-1"). FSP No. 13-1 is effective for the first reporting period beginning after December 15, 2005 and requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. We do not believe that adoption of FSP No. 13-1 will have a material impact on our financial statements.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS - CONTINUED

      In November 2005, the Financial Accounting Standards Board (FASB) issued FSP No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The company has until November 2006 to make a one-time election to adopt the transition method. The company is currently evaluating FSP 123(R)-3 but does not believe that this one-time election will affect operating income or net earnings.

      In February 2006, the Financial Accounting Standards Board issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, as an amendment to Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Statement No. 155 amends Statement No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. Statement No. 155 amends Statement No. 140 to allow qualifying special purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Statement No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of Statement No. 155 will have a material impact on the Company's condensed consolidated financial statements.

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

      On September 6, 2002 the Company acquired the entire issued share capital of Spear & Jackson plc and Bowers Group plc. These companies, through their principal operating entities, as disclosed in note 1,

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 4 - NATURE OF BUSINESS - CONTINUED

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

      As a result of the stock purchase, the stockholders of the Company had their percentage stock interest increase correspondingly. Jacuzzi Brands, Inc. ("Jacuzzi"), which is a beneficial owner of 3,543,281 shares of common stock, had its interest in the Company increase to approximately 61.8% of the outstanding common stock.

      On April 21, 2005, Jacuzzi adopted a plan of disposition of the Company's common stock. On March 23, 2006, Jacuzzi ("the Seller") entered into a Stock Purchase Agreement with United Pacific Industries Limited, a Bermuda Corporation, ("UPI"), to sell its holding of 3,543,281 shares of the Common Stock of Spear & Jackson, Inc. ("the Shares") to UPI for $1.40 per share for an aggregate purchase price of $4,960,593.

      The representations, warranties and covenants made by Jacuzzi and UPI are typical for this type of transaction, and include a covenant that restricts Jacuzzi from soliciting or negotiating with a third party between the signing date of the Stock Purchase Agreement and the closing date of the transaction. Jacuzzi has also agreed that, in connection with the closing of the transaction, it will, among other things, cause UPI's designees and one designee of Jacuzzi to be elected to the Board of Directors of Spear & Jackson, Inc. and will use commercially reasonable best efforts so that such UPI designees are in sufficient numbers to give UPI a majority of the Board of Directors of the Spear & Jackson, Inc. UPI has also agreed that neither it, nor any of its affiliates, will purchase any additional Common Stock during the period from the signing date of the Stock Purchase Agreement through one year following the closing at a price less than $1.40 per share.

      The purchase of the Shares by UPI contemplated by the Stock Purchase Agreement is subject to the satisfaction of a number of closing conditions, including approval by UPI's shareholders and the United

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 4 - NATURE OF BUSINESS - CONTINUED

Kingdom Pensions Regulator, and the receipt of certain other regulatory approvals as well as other customary closing conditions.

      Closing is reported to occur no later than July 31, 2006.

      Brian C. Beazer, the Chairman of UPI, is a director of Jacuzzi and holds approximately 24.56% of the shares of UPI. David H. Clarke, the Chairman and Chief Executive Officer of Jacuzzi, is a director of UPI and holds approximately 22.88% of the shares of UPI. Mr. Clarke also holds approximately 28,350 shares of common stock of Spear & Jackson, Inc., representing approximately 0.49% of the shares of Spear & Jackson, Inc. but the shares of Spear & Jackson, Inc. owned by Mr. Clarke are not being purchased at the time of the sale of the Shares by the Seller to UPI.

NOTE 5 - DISCONTINUED OPERATIONS

      The following table presents the results of the Company's operations that have been reclassified as discontinued and the (loss) income that has been recorded in connection with the disposal of these businesses:

                                                                        FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                                ENDED                            ENDED
                                                                      MARCH 31,        MARCH 31,       MARCH 31,        MARCH 31,
                                                                        2006             2005            2006             2005
                                                                   --------------   --------------  --------------   --------------
                                                            Note   (IN THOUSANDS)   (IN THOUSANDS)  (IN THOUSANDS)   (IN THOUSANDS)
Revenues reclassified to discontinued operations:
 Thread gauge measuring division ........................   (a)    $          235   $          428  $          590   $          850
                                                                   --------------   --------------  --------------   --------------
                                                                   $          235   $          428  $          590   $          850
                                                                   ==============   ==============  ==============   ==============

Loss from discontinued operations:
Loss from operations of thread gauge measuring
      division ..........................................   (a)               (66)  $         (335)            (87)  $         (372)
                                                                   --------------   --------------  --------------   --------------
                                                                   $          (66)  $         (335) $          (87)  $         (372)
                                                                   ==============   ==============  ==============   ==============

Adjustment to previously recorded loss on disposal of
 discontinued operations:
  Megapro screwdrivers division .........................   (b)                 2   $            -               9   $            -
                                                                   --------------   --------------  --------------   --------------
                                                                   $            2   $            -  $            9   $            -
                                                                   ==============   ==============  ==============   ==============

Total loss from discontinued operations net of taxes ....          $          (64)  $         (335) $          (78)  $         (372)
                                                                   ==============   ==============  ==============   ==============

      Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company's previously issued financial statements and notes have been reclassified to reflect the discontinued components detailed above. Accordingly, the assets, liabilities, net operations, and net cash flows of these business segments have been reported as "Discontinued Operations" in the accompanying condensed consolidated financial statements.

      (a) During the fourth quarter of fiscal 2005, the Company began marketing for sale certain assets associated with its Coventry Gauge thread gauge measuring business that is located in the United Kingdom. On February 28, 2006, the Company concluded the sale of these assets for a nominal consideration. The assets sold comprised plant and equipment, inventories and goodwill. The acquirer paid (pound)1 and assumed certain liabilities in respect of the leased premises from which the trade operates. The carrying values of the assets relating to this entity were written down to the lower of depreciated cost or estimated fair value after consideration of selling costs in the quarters ended March 31, 2005 and September 30, 2005. No further losses or gain on disposal are required to be recognized in the current period. The assets and liabilities of discontinued operations held for sale have not been reported separately in the consolidated balance sheets of the Company as the net book amounts involved are not considered material.

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

      Having considered the future financial position of Megapro, the directors of Spear & Jackson, Inc. provided $97 against the recoverability of the balance of the sales proceeds which was outstanding at September 30, 2003. A further $187 was provided against this debt in the year ended September 30, 2004. It has now been agreed with Megapro that it will pay Canadian $54 (approximately $41) in settlement of those debts and this is being repaid in monthly installments of Canadian $5 (approximately $4) of which $27 was received in the year ended September 30, 2005. A further $9 has been received in the six months ended March 31, 2005.

NOTE 6 - RETIREMENT BENEFIT PLAN

      The Company operates a contributory defined benefit pension plan covering certain of its employees in the United Kingdom based subsidiaries of Spear & Jackson plc. The benefits covered by the Plan are based on years of service and compensation history. Plan assets are primarily invested in equities, fixed income securities and Government Stocks.

      Pension costs amounted to $2,033 for the quarter ending March 31, 2006 and $1,019 for the same quarter last year. Pension costs for the six months ending March 31, 2006 were $4,060 compared with $2,027 for the equivalent period last year. The net periodic costs include the following components:

                                                           FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                                   ENDED                              ENDED
                                                        MARCH 31,         MARCH 31,         MARCH 31,         MARCH 31,
                                                          2006              2005              2006              2005
                                                     --------------    --------------    --------------    --------------
                                                     (IN THOUSANDS)    (IN THOUSANDS)    (IN THOUSANDS)    (IN THOUSANDS)
Sevice cost ......................................   $          524    $          460    $        1,049    $          916
Interest cost ....................................            2,609             2,570             5,209             5,114
Expected return on plan assets ...................           (2,466)           (2,704)           (4,925)           (5,378)
Recognition of actuarial loss ....................            1,366               693             2,727             1,375

                                                     --------------    --------------    --------------    --------------
Total Benefit cost ...............................   $        2,033    $        1,019    $        4,060    $        2,027
                                                     ==============    ==============    ==============    ==============

      The Company's funding policy with respect to the Plan is to contribute annually not less than the minimum required by applicable UK law and pension regulations. Amounts payable are determined on the advice of the Plan's actuaries. The Company has contributed $945 to the Plan in the quarter to March 31, 2006 (2005 $727) and $1,829 in the six month period ended on that date (2005 $1,456). The Company anticipates that contributions of $3.3 million will be made in the year ending September 30, 2006 (2005 $10.2 million of which $3.0 million was in respect of annual ongoing employer contributions and $7.2 million related to a one-off special contribution into the Plan).

      Accounting standards require a minimum pension liability be recorded when the value of pension assets is less than the accumulated benefit obligation ("ABO") at the annual measurement date. As of September 30, 2005, our most recent measurement date for pension accounting, the value of the ABO exceeded the market value of investments held by the pension plan by approximately $35.95 million. In accordance with accounting standards, the charge against stockholders' equity will be adjusted in the fourth quarter to reflect the value

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 6 - RETIREMENT BENEFIT PLAN - CONTINUED

of pension assets compared to the ABO as of the end of September 2006. If the level of pension assets exceeds the ABO as of a future measurement date, the full charge against stockholders' equity would be reversed.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                                             AT MARCH 31,     AT SEPTEMBER 30,
                                                                                 2006               2005
                                                                            --------------    ----------------
                                                                            (IN THOUSANDS)     (IN THOUSANDS)
Assets held and used:
  Land and buildings, at cost .............................                 $       15,612    $        15,799
  Machinery, equipment and vehicles, at cost ..............                         30,479             35,331
  Furniture and fixtures, at cost .........................                          1,149              1,256
  Computer hardware, at cost ..............................                          1,358              1,244
  Computer software, at cost ..............................                            295                342
  Assets held under finance leases, at cost ...............         (a)              2,227              2,883
                                                                            --------------    ---------------
                                                                                    51,120             56,855
  Accumulated Depreciation ................................                        (33,938)           (39,287)
                                                                            --------------    ---------------
   Net ....................................................                 $       17,182    $        17,568
                                                                            ==============    ===============

(a) Included in property, plant and equipment at March 31, 2006 are capital leases with a net book value of $0.9 million (September 30, 2005 $0.9 million). The cost of these assets held under capital leases was $2.2 million (September 30, 2005 $2.9 million) and the accumulated depreciation relating to these assets was $1.3 million (September 30, 2005 $2.0 million).

NOTE 8 - INVENTORIES

                                                                     AT MARCH 31,     AT SEPTEMBER 30,
                                                                         2006               2005
                                                                    --------------    ----------------
                                                                    (IN THOUSANDS)     (IN THOUSANDS)
Finished products ...............................................   $       17,599    $         19,740
In-process products .............................................            5,032               6,481
Raw materials ...................................................            4,912               5,320
 Less: allowance for slow moving and obsolete inventories .......           (4,849)             (6,542)
                                                                    --------------    ----------------
                                                                    $       22,694    $         24,999
                                                                    ==============    ================

NOTE 9 - UNUSUAL OR INFREQUENT ITEMS

      (a)   GAIN ON SALE OF LAND AND BUILDINGS NET OF REORGANIZATION COSTS

      On January 28, 2005 the Company completed the sale of part of its industrial site at St. Paul's Road, Wednesbury, England, and on February 15, 2005 the Company also concluded the disposal of its warehouse and office facility in Boca Raton, Florida. Details of these sales are as follows:

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 9 - UNUSUAL OR INFREQUENT ITEMS - CONTINUED

      (a) GAIN ON SALE OF LAND AND BUILDINGS NET OF REORGANIZATION COSTS - CONTINUED

                                                             WEDNESBURY       BOCA RATON
                                                              ENGLAND           FLORIDA           TOTAL
                                                           --------------   --------------   --------------
                                                           (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Sale proceeds net of selling, professional and
   other costs .........................................   $        5,174   $        3,427   $        8,601
Less: net book value ...................................            2,223            3,168            5,391
                                                           --------------   --------------   --------------
Gross profit on disposal ...............................            2,951              259            3,210

Less: related reorganisation costs (see below) .........              707                -              707
                                                           --------------   --------------   --------------
                                                           $        2,244   $          259   $        2,503
                                                           ==============   ==============   ==============

      Following the sale of the surplus element of the Wednesbury facility, provision was made for costs to be incurred in connection with the consolidation of the current manufacturing operation into the smaller site. These costs principally comprised office and factory refurbishment, factory reorganization and departmental relocations within the site.

      (b)   MANUFACTURING REORGANIZATION COSTS

      On January 25, 2006, the Company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. All manufacturing, assembly, warehouse and distribution operations currently performed at this location will be transferred to the Company's principal UK manufacturing site in Sheffield.

      The closure and relocation of the Wednesbury facility are expected to take approximately six months and the costs of this exercise are anticipated to be circa. (pound)1.2 million ($2.1 million). These costs include employee severance payments, site closure expenses, factory reorganization expenses, plant transfer costs and associated capital expenditure. Negotiations are currently in progress regarding the sale of the Wednesbury site to a non-related third party. It is expected that the sales price of the site will be in excess of its net book amount and the Company has not therefore made any provision against the balance sheet carrying value of this property at March 31, 2006. Funds realized from any disposal will be used to finance the closure costs with any excess sale proceeds being reinvested in the business.

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

      As explained in (a), above, a surplus element of the Wednesbury site was sold in 2005 and provision was made at March 31, 2005 for various site reorganization costs that were to be incurred as a result of that partial sale. Certain of these costs will not now be incurred following the decision to close the remainder of the site and market the property for resale and such excess provisions have been released in the current quarter.

      Costs provided in respect of the site closure as at March 31, 2006 and amounts credited in respect of the release of excess provisions from prior periods are as follows:

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 9 - UNUSUAL OR INFREQUENT ITEMS - CONTINUED

      (b)   MANUFACTURING REORGANIZATION COSTS - CONTINUED

                                                             (IN THOUSANDS)

Severance costs .........................................       $  1,185
Site closure costs ......................................            367
                                                                --------
                                                                   1,552

Release of excess provisions accrued in prior periods ...           (324)
                                                                --------
Net reorganization costs ................................          1,228
                                                                ========

      In addition to the costs of $1.6 million provided at March 31, 2006 it is anticipated that a further $0.5 million will be incurred in respect of the Wednesbury site closure on or before November 30, 2006 for which provision will be made in accordance with applicable financial reporting standards as and when liabilities for such charges crystallize.

      (c)   SUMMARY OF PROVISIONS IN RESPECT OF THE UK REORGANIZATION PROGRAM

      As explained in footnote 4 (b) of the Company's consolidated financial statements included within the Company's Form 10-K for the year ended September 30, 2005, provisions totaling $1.7 million were set up in respect of a UK manufacturing reorganization program that was initiated during the course of that year. The provisions comprised the following:

      (i) As a result of the sale of the surplus element of the Company's manufacturing site at Wednesbury, England, the Company became contractually obliged to vacate office and warehouse facilities located on those parts of the site that had been sold. A provision of $0.5 million was made for costs in connection with this obligation. The provision principally related to office and factory refurbishment and reorganization expenses together with expenditure in respect of departmental relocations within the remainder of the site. Following the sale, elements of the Wednesbury manufacturing operation were closed or transferred and costs in connection with these initiatives are dealt with in (ii) and (iii) below.

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

      (iv) As discussed in (b), above, $1.6 million has been provided in respect of the Wednesbury site closure at March 31, 2006.

      (v) The Company also has further provisions of $1.7 million in respect of other UK manufacturing reorganization and relocation costs that were set up in prior periods.

      In the quarter ended March 31, 2006, $0.2 million has been spent in respect of employee severance costs and other reorganization expenses for which provision was made at September 30, 2005 and, as noted above, additional provisions of $1.6 have been made in the period. The following is a summary of the liability balance as at October 1,2005, January 1, 2006 and March 31, 2006 together with movements in the three and six month periods ended March 31, 2006.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 9 - UNUSUAL OR INFREQUENT ITEMS - CONTINUED

                                    AT JANUARY 1,      EXCHANGE        AMOUNTS         AMOUNTS       AT MARCH 31,
                                        2006          MOVEMENTS        PROVIDED/         PAID            2006
                                                                      (RELEASED)
                                   --------------   --------------  --------------  --------------  --------------
                                   (IN THOUSANDS)   (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)
(a) Included in Accrued Expenses and Other Liabilities:

Wednesbury move costs ...........     $    400         $      9        $   (324)       $    (85)       $      -
Employee severance costs ........          118                3               0            (121)              -
Other UK reorganization costs ...        1,638               17               -               -           1,655
Wednesbury closure costs ........            -              (59)           1552             (39)          1,454
                                      --------         --------        --------        --------        --------
                                      $  2,156         $    (30)       $  1,228        $   (245)       $  3,109
                                      ========         ========        ========        ========        ========

(b) Included in Property, Plant and Equipment:

Asset impairments ...............     $    779         $      8        $      -        $      -        $    787
                                      ========         ========        ========        ========        ========

Total ...........................     $  2,935         $    (22)       $  1,228        $   (245)       $  3,896
                                      ========         ========        ========        ========        ========

The movement in the liability balance between October 1, 2005 and March 31, 2006 is as follows:

                                    AT OCTOBER 1,      EXCHANGE         AMOUNTS         AMOUNTS      AT MARCH 31,
                                        2005          MOVEMENTS        PROVIDED/          PAID           2006
                                                                      (RELEASED)
                                   --------------   --------------  --------------  --------------  -------------
                                   (IN THOUSANDS)   (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)
(a) Included in Accrued Expenses and Other Liabilities:

Wednesbury move costs ...........     $    444         $     (4)      $   (324)        $   (116)       $      -
Employee severance costs ........          402               (8)             0             (394)              -
Other UK reorganization costs ...        1,687              (32)             -                -           1,655
Wednesbury closure costs ........            -              (59)         1,552              (39)          1,454
                                      --------         --------       --------         --------        --------
                                      $  2,533         $   (103)      $  1,228         $   (549)       $  3,109
                                      ========         ========       ========         ========        ========

(b) Included in Property, Plant and Equipment:

Asset impairments ...............     $    803         $    (16)      $      -         $      -        $    787
                                      ========         ========       ========         ========        ========

Total ...........................     $  3,336         $   (119)      $  1,228         $   (549)       $  3,896
                                      ========         ========       ========         ========        ========

NOTE 10 - INCOME TAXES

      Spear & Jackson is subject to income taxes in the US and in the other overseas tax jurisdictions where its principal trading subsidiaries operate. The benefit/(provision) for US and foreign income taxes arising on continuing operations consists of:

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 10 - INCOME TAXES - CONTINUED

                          FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                            MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,
                              2006          2005          2006          2005
                          ------------  ------------  ------------  ------------
                          IN THOUSANDS  IN THOUSANDS  IN THOUSANDS  IN THOUSANDS

Current tax provision ...    $ (103)       $  (51)       $ (253)       $  (99)
Deferred tax (provision)
 benefit ................         -          (440)          566          (349)
                             ------        ------        ------        ------
                             $ (103)       $ (491)       $  313        $ (448)
                             ======        ======        ======        ======

      A reconciliation of the net (provision)benefit for income taxes compared with the amounts arising at the US federal rate is as follows:

                                                       FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                              ENDED                           ENDED
                                                     MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,
                                                       2006            2005            2006            2005
                                                  --------------  --------------  --------------  --------------
                                                  (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)
Tax at US federal statutory income tax rate .....    $    708        $ (1,290)       $  1,441        $ (1,048)
Overseas tax at rates different to effective rate        (189)            165            (336)            122
Adjustment to prior year overseas tax provisions            -               -             (89)              -
Gain on sale of UK property covered by losses
  brought forward ...............................           -             885               -             885
Permanent differences ...........................          36)            (40)            (72)            (79)
Valuation allowance .............................        (586)           (211)           (631)           (328)
                                                     --------        --------        --------        --------
                                                     $   (103)       $   (491)       $    313        $   (448)
                                                     ========        ========        ========        ========

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

      In the quarter ended March 31, 2006, the income tax benefit relating to the Company's U.S. and non-U.S. subsidiary losses has been offset by a valuation allowance based upon an assessment by management of the Company's ability to realize such benefits. In assessing the Company's ability to realize its deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and taxation thereon and other strategic planning initiatives. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through offset against future taxable income.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 11 - COMPREHENSIVE INCOME

      Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholder's equity. Comprehensive income and its components comprise the following:

                                                   FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                    MARCH 31,       MARCH 31,       MARCH 31,        MARCH 31,
                                                      2006            2005            2006             2005
                                                 --------------  --------------  --------------   --------------
                                                 (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)   (IN THOUSANDS)
Total net (loss) income .......................     $ (2,127)      $  3,194         $ (3,806)        $  2,546
Other comprehensive income (loss)
   Additional minimum pension liability .......         (445)           658              849           (1,929)
   Foreign currency translation adjustments ...          434         (1,389)          (1,546)           3,277
   Unrealized gains on derivative instruments .           24             16               38               57
                                                    --------       --------         --------         --------
Total comprehensive (loss) income .............     $ (2,114)      $  2,479         $ (4,465)        $  3,951
                                                    ========       ========         ========         ========

NOTE 12 - SEGMENT DATA

      The Company's principal operations relate to the manufacture and distribution of a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools. These operations are conducted through business divisions located primarily in the United Kingdom, France, the Netherlands, USA and Australasia.

      Given below are summaries of the significant accounts and balances by business segment and by geographical location, reconciled to the consolidated totals. In both periods, transactions and balances applicable to the Company's distribution companies in France, Australia and New Zealand have been aggregated with the hand and garden product businesses since these products represent the most significant proportion of the distribution companies' trades. Those transactions relating to the Company's distribution entities in the Netherlands and China have been included in the Metrology division disclosures. The summaries also provide an analysis of the accounts and balances between continuing and discontinued operations.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 12 - SEGMENT DATA - CONTINUED

                                         SALES           LONG-LIVED ASSETS (a)           SALES           LONG-LIVED ASSETS (a)
                                 ---------------------   ---------------------   ---------------------   ---------------------
                                  THREE MONTHS ENDED      THREE MONTHS ENDED       SIX MONTHS ENDED        SIX MONTHS ENDED
                                 MARCH 31,   MARCH 31,   MARCH 31,   MARCH 31,   MARCH 31,   MARCH 31,   MARCH 31,   MARCH 31,
                                   2006         2005       2006        2005        2006        2005        2006        2005
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Hand & garden tools ..........    $20,795     $20,891     $ 5,003     $ 6,633     $37,053     $39,315     $ 5,003     $ 6,633
Metrology tools ..............      4,203       4,383       2,825       2,601       8,624       8,400       2,825       2,601
Magnetic products ............      2,809       2,927         244         737       5,411       5,593         244         737
Corporate ....................          -           -       9,110      10,123           -           -       9,110      10,123
                                  -------     -------     -------     -------     -------     -------     -------     -------
   Total .....................    $27,807     $28,201     $17,182     $20,094     $51,088     $53,308     $17,182     $20,094
                                  =======     =======     =======     =======     =======     =======     =======     =======
Attributable to:
   Continuing operations .....    $27,572     $27,773     $17,182     $20,094     $50,498     $52,458     $17,182     $20,094
   Discontinued operations ...    $   235     $   428     $     -     $     -     $   590     $   850     $     -     $     -
                                  -------     -------     -------     -------     -------     -------     -------     -------
                                  $27,807     $28,201     $17,182     $20,094     $51,088     $53,308     $17,182     $20,094
                                  =======     =======     =======     =======     =======     =======     =======     =======

                                      DEPRECIATION        CAPITAL EXPENDITURE        DEPRECIATION         CAPITAL EXPENDITURE
                                 ---------------------   ---------------------   ---------------------   ---------------------
                                  THREE MONTHS ENDED      THREE MONTHS ENDED       SIX MONTHS ENDED       SIX MONTHS ENDED
                                 MARCH 31,   MARCH 31,   MARCH 31,   MARCH 31,   MARCH 31,   MARCH 31,   MARCH 31,   MARCH 31,
                                   2006        2005        2006        2005        2006        2005        2006        2005
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Hand & garden tools ..........    $   356     $   483     $   175     $   294     $   734     $   945     $   538     $   572
Metrology tools ..............         14         172         327          10          99         285         537          66
Magnetic products ............         69          88           -           -         150         172           7           4
Corporate ....................         51          63           -           -         101         121           -           -
                                  -------     -------     -------     -------     -------     -------     -------     -------
   Total .....................    $   490     $   806     $   502     $   304     $ 1,084     $ 1,523     $ 1,082     $   642
                                  =======     =======     =======     =======     =======     =======     =======     =======
Attributable to:
   Continuing operations .....    $   490     $   806     $   502     $   304     $ 1,084     $ 1,523     $ 1,082     $   642
                                  =======     =======     =======     =======     =======     =======     =======     =======

                                 OPERATING (LOSS) INCOME       NET INTEREST      OPERATING (LOSS) INCOME      NET INTEREST
                                 -----------------------  ---------------------  ----------------------- ---------------------
                                   THREE MONTHS ENDED      THREE MONTHS ENDED       SIX MONTHS ENDED       SIX MONTHS ENDED
                                  MARCH 31,   MARCH 31,   MARCH 31,   MARCH 31,   MARCH 31,   MARCH 31,  MARCH 31,   MARCH 31,
                                    2006        2005        2006        2005        2006        2005       2006        2005
                                 ----------   ----------  ---------   ---------   ---------   ---------  ---------   ---------
Hand & garden tools ..........    $  (306)    $    850    $     2     $   (58)    $(2,534)    $   153     $   (36)    $  (103)
Metrology tools ..............        217          311         (3)         (4)        612         603         (13)         (7)
Magnetic products ............        119          318         (1)         (2)        195         541          (3)         (5)
Corporate ....................       (905)        (324)        44          52      (1,251)       (844)         65          74
                                  -------     --------    -------     -------     -------     -------     -------     -------
   Total .....................    $  (875)    $  1,155    $    42     $   (12)    $(2,978)    $   453     $    13     $   (41)
                                  =======     ========    =======     =======     =======     =======     =======     =======
Attributable to:
   Continuing operations .....    $  (811)    $  1,490    $    42     $   (12)    $(2,900)    $   825     $    13     $   (41)
   Discontinued operations ...    $   (64)    $   (335)   $     -     $     -     $   (78)    $  (372)    $     -     $     -
                                  -------     --------    -------     -------     -------     -------     -------     -------
                                  $  (875)    $  1,155    $    42     $   (12)    $(2,978)    $   453     $    13     $   (41)
                                  =======     ========    =======     =======     =======     =======     =======     =======

(a)   Represents property, plant and equipment, net.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

The following table presents certain data by geographic areas (in thousands):

                                       SALES (a)         LONG-LIVED ASSETS (b)         SALES (a)         LONG-LIVED ASSETS (b)
                                 ---------------------   ---------------------   --------------------    ---------------------
                                  THREE MONTHS ENDED      THREE MONTHS ENDED       SIX MONTHS ENDED        SIX MONTHS ENDED
                                 MARCH 31    MARCH 31    MARCH 31    MARCH 31    MARCH 31    MARCH 31    MARCH 31    MARCH 31
                                   2006        2005        2006        2005        2006        2005        2006        2005
                                 ---------   ---------   ---------   ---------   ---------   --------    ---------   ---------
United Kingdom ...............    $12,901     $11,971     $15,341     $18,145     $22,509     $22,621     $15,341     $18,145
Europe .......................      6,580       7,035       1,130       1,272      11,255      11,760       1,130       1,272
Australasia ..................      3,334       3,404         411         677       7,067       7,402         411         677
North America ................      1,735       1,898           -           -       3,524       3,519           -           -
China and Rest of World ......      3,257       3,893         300           -       6,733       8,006         300           -
                                  -------     -------     -------     -------     -------     -------     -------     -------
   Total .....................    $27,807     $28,201     $17,182     $20,094     $51,088     $53,308     $17,182     $20,094
                                  =======     =======     =======     =======     =======     =======     =======     =======
Atributable to:
   Continuing operations .....    $27,572     $27,773     $17,182     $20,094     $50,498     $52,458     $17,182     $20,094
   Discontinued operations ...    $   235     $   428     $     -     $     -     $   590     $   850     $     -     $     -
                                  -------     -------     -------     -------     -------     -------     -------     -------
                                  $27,807     $28,201     $17,182     $20,094     $51,088     $53,308     $17,182     $20,094
                                  =======     =======     =======     =======     =======     =======     =======     =======

                                     DEPRECIATION         CAPITAL EXPENDITURE        DEPRECIATION         CAPITAL EXPENDITURE
                                 ---------------------   ---------------------   --------------------    ---------------------
                                  THREE MONTHS ENDED      THREE MONTHS ENDED       SIX MONTHS ENDED        SIX MONTHS ENDED
                                 MARCH 31    MARCH 31    MARCH 31    MARCH 31    MARCH 31    MARCH 31    MARCH 31    MARCH 31
                                   2006        2005        2006        2005        2006        2005        2006        2005
                                 ---------   ---------   ---------   ---------   ---------   --------    ---------   ---------
United Kingdom ...............    $   403     $   707     $   359     $   269     $   902     $ 1,335     $   849     $   368
Europe .......................         36          32           7          20          73          56          34          40
Australasia ..................         48          67          20          15         106         132          20         234
China and Rest of World ......          3           -         116           -           3           -         179           -
                                  -------     -------     -------     -------     -------     -------     -------     -------
   Total .....................    $   490     $   806     $   502     $   304     $ 1,084     $ 1,523     $ 1,082     $   642
                                  =======     =======     =======     =======     =======     =======     =======     =======
Atributable to:
   Continuing operations .....    $   490     $   806     $   502     $   304     $ 1,084     $ 1,523     $ 1,082     $   642
                                  =======     =======     =======     =======     =======     =======     =======     =======

                                OPERATING (LOSS) INCOME       NET INTEREST      OPERATING (LOSS) INCOME      NET INTEREST
                                -----------------------  ---------------------  -----------------------  ---------------------
                                  THREE MONTHS ENDED      THREE MONTHS ENDED       SIX MONTHS ENDED        SIX MONTHS ENDED
                                 MARCH 31    MARCH 31    MARCH 31    MARCH 31    MARCH 31    MARCH 31    MARCH 31    MARCH 31
                                   2006        2005        2006        2005        2006        2005        2006        2005
                                ----------   ----------  ---------   ---------   ---------   ---------   ---------   ---------
United Kingdom ...............    $(1,014)    $   830     $    (9)    $    26     $(2,949)    $   506     $   (32)    $    17
Europe .......................        399         478          (4)        (61)        360         355         (42)       (102)
Australasia ..................        (11)         47          13          11         (15)        117          25          29
North America ................       (137)       (200)         42          12        (250)       (525)         62          15
China and Rest of World ......       (112)          -           -           -        (124)
                                  -------     -------     -------     -------     -------     -------     -------     -------
   Total .....................    $  (875)    $ 1,155     $    42     $   (12)    $(2,978)    $   453     $    13     $   (41)
                                  =======     =======     =======     =======     =======     =======     =======     =======
Atributable to:
   Continuing operations .....    $  (811)    $ 1,490     $    42     $   (12)    $(2,900)    $   825     $    13     $   (41)
   Discontinued operations ...    $   (64)    $  (335)    $     -     $     -     $   (78)    $  (372)    $     -     $     -
                                  -------     -------     -------     -------     -------     -------     -------     -------
                                  $  (875)    $ 1,155     $    42     $   (12)    $(2,978)    $   453     $    13     $   (41)
                                  =======     =======     =======     =======     =======     =======     =======     =======

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

      With the return of the Spear & Jackson shares to the Company by PNC, the stockholders of the Company had their percentage stock interest increase correspondingly. Jacuzzi Brands, Inc. ("Jacuzzi"), which is a beneficial owner of 3,543,281 shares of common stock, had its interest in the Company increase to approximately 61.8% of the outstanding common stock.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

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

      These various class action suits were subsequently consolidated. Thereafter, the defendants filed certain Motions to Dismiss with regard to the Complaint and on October 19, 2005, the U.S. District Court for the Southern District of Florida in Re Spear & Jackson Securities Litigation entered its Order regarding these Motions. The Order denied the Company's motion as well as that of Mr. Crowley, the former Chief Executive Officer of Spear & Jackson. The Company responded to the Complaint having filed answer and defenses and is proceeding with the discovery phase of the case. A trial date has been set for October 2006.

      The Court granted the Motion to Dismiss on behalf of Mr. Fletcher, the Company's acting Chief Executive Officer, and also granted the Motion to Dismiss on behalf of the Company's former independent auditor, Sherb & Co., LLP. The class plaintiff has since filed an appeal regarding the trial court's decision to dismiss the case against Sherb & Co., LLP, which appeal is presently pending. No appeal was filed with respect to the decision to dismiss the case against Mr. Fletcher.

      On September 6, 2005, the Company was served with a Shareholder Derivative Complaint filed on June 1, 2004 in the Circuit Court for Palm Beach County, Florida (Case No. CA005068). The suit names, in addition to the Company, which is a nominal defendant, present and former directors and the Company's prior independent auditors, Sherb & Co. LLP., as defendants. The suit contains essentially the same factual allegations as the SEC suit, which was filed in April 2004 in the U.S. District Court for the Southern District of Florida, and the series of class actions claims initiated in the U.S. District Court, but alleges state law claims of breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and lack of reasonable care by various or all the defendants. The Company will evaluate the Complaint and file its response at the appropriate time.

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

RISKS CONCERNING INTERNAL CONTROL AND THE CONTINUING DEVELOPMENT AND MAINTENANCE OF APPROPRIATE BUSINESS CONTINUITY PLANS FOR THE COMPANY'S PROCESSING SYSTEMS:

In the course of its evaluation of internal control over financial reporting, as required by Section 404 of the US Sarbanes-Oxley Act of 2002, the Company may identify areas of internal control that need improvement or rectification or may identify other conditions that could result in significant deficiencies or material weaknesses in internal control. If the Company is unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, its independent auditors may not be able to attest to the effectiveness of its internal control over financial reporting and it may be subject to sanctions or investigation by regulatory authorities. Any failure to strengthen internal controls, as necessary, could result in accounting errors or misstatements that could harm the reliability of the Company's financial statements and which could, in turn, adversely affect investor confidence and the price of the Company's common stock.

Our results could be adversely affected if we are unable to implement improvements in our reporting systems without significant interruptions in our accounting, order entry, billing, manufacturing and other customer support IT functions.

Additionally, should employee time and advisory costs to be incurred in respect of compliance with Section 404 of the Sarbanes-Oxley Act 2002 be higher than management's expectations, this may also have a negative impact on Company earnings.

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

THE POTENTIAL ACQUISITION OF THE COMPANY OR ITS PRINCIPAL ASSETS:

As detailed in the footnotes to the condensed consolidated financial statements, in April 2005 the Company's majority shareholder, Jacuzzi Brands, Inc., ("Jacuzzi") formally announced a plan of disposition with regard to the shares it holds in the Company. In March 2006, Jacuzzi entered into a Stock Purchase Agreement with United Pacific Industries Limited, a Bermuda Corporation, to sell its holding of shares in the Company. Any resulting change in ownership or control of the Company may have a significant impact on its future strategy, the way that it conducts its operations and the size and composition of its earnings and net assets.

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

FURTHER CHANGES TO CORPORATE ORGANIZATION

During the year ended September 30, 2005 the Company set up a new sales and distribution facility, CV Instruments BV, in Maastricht, Holland. This new facility specializes in the distribution of portable hardness testing equipment manufactured in China and the sale of general engineers hand tools. Additionally, an allied manufacturing, quality control and distribution centre, Bowers Eclipse Equipment Shanghai Co. Limited, has been established in Shanghai, China.

EXIT FROM SCREWDRIVER AND THREAD GAUGE MEASURING OPERATIONS

With effect from September 30, 2003 the Company exited its screwdriver operations following the disposition of the trade and assets of Mega Tools Ltd and Mega Tools USA, Inc.

The disposition of the trade and assets of the screwdriver division was undertaken by Neil Morgan who was then heading up the division. The Company believed that no specific authorization was afforded to Mr. Morgan to undertake that disposition. The disposition proceeds were in the form of $284,000 of loan notes and other receivables and the discharge of a loan of $100,000 owed by the Company to the managing director of the screwdriver division. Full provision was made in the Company's financial statements against the recoverability of these disposition proceeds. It has now been agreed with Megapro that it will pay Canadian $ 53,900 (approximately $41,000) in settlement of those debts and this is being paid in monthly installments of Canadian $5,000 (approximately $3,800).$27,000 was received in the year ended September 30, 2005 and a further $7,000 has been received in the three months to December 31, 2005.

During the fourth quarter of fiscal 2005, the Company began marketing for sale certain assets associated with its UK thread gauge measuring business. On February 28, 2006, the Company concluded the sale of these assets for a nominal consideration. The assets sold comprised plant and equipment, inventories and goodwill. The acquirer paid (pound)1 and assumed certain liabilities in respect of the leased premises from which the trade operates. The carrying values of the assets relating to this operation have been written down to estimated fair value and the net operations, cash flows and assets are presented as "Discontinued Operations" in accordance with SFAS 144.

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

With the return of the Spear & Jackson shares to the Company by PNC, the stockholders of the Company had their percentage stock interest increase correspondingly. Jacuzzi Brands, Inc. ("Jacuzzi"), which is a beneficial owner of 3,543,281 shares of common stock, had its interest in the Company increase to approximately 61.8% of the outstanding common stock.

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

On April 21, 2005, Jacuzzi adopted a plan of disposition of the Company's common stock. On March 23, 2006, Jacuzzi ("the Seller") entered into a Stock Purchase Agreement with United Pacific Industries Limited, a Bermuda Corporation, ("UPI"), to sell its holding of 3,543,281 shares of the Common Stock of Spear & Jackson, Inc. ("the Shares") to UPI for $1.40 per share for an aggregate purchase price of $4,960,593. UPI reported the transaction on Form 13D Report filed with the SEC, along with a copy of the Stock Purchase Agreement.

The representations, warranties and covenants made by Jacuzzi and UPI are typical for this type of transaction, and include a covenant that restricts Jacuzzi from soliciting or negotiating with a third party between the signing date of the Stock Purchase Agreement and the closing date of the transaction. Jacuzzi has also agreed that, in connection with the closing of the transaction, it will, among other things, cause UPI's designees and one designee of Jacuzzi to be elected to the Board of Directors of Spear & Jackson, Inc. and will use commercially reasonable best efforts so that such UPI designees are in sufficient numbers to give UPI a majority of the Board of Directors of the Spear &Jackson, Inc. UPI has also agreed that neither it nor any of its affiliates will purchase any additional Common Stock during the period from the signing date of the Stock Purchase Agreement through one year following the closing at a price less than $1.40 per share.

The purchase of the Shares by UPI contemplated by the Stock Purchase Agreement is subject to the satisfaction of a number of closing conditions, including approval by UPI's shareholders and the United Kingdom Pensions Regulator, and receipt of certain other regulatory approvals as well as other customary closing conditions.

Closing is reported to occur no later than July 31, 2006.

Brian C. Beazer, the Chairman of UPI, is a director of Jacuzzi and holds approximately 24.56% of the shares of UPI. David H. Clarke, the Chairman and Chief Executive Officer of Jacuzzi, is a director of UPI and holds approximately 22.88% of the shares of UPI. Mr. Clarke also holds approximately 28,350 shares of common stock of Spear & Jackson, Inc., representing approximately 0.49% of the shares of Spear & Jackson, Inc. but the shares of Spear & Jackson, Inc. owned by Mr. Clarke are not being purchased at the time of the sale of the Shares by the Seller to UPI.

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

Until the disposition of the screwdriver division in September 2003, the Company also manufactured and sold a range of patented multi-bit screwdrivers under the "Megapro" brand name. The Company also manufactured and sold a range of thread gauge measuring equipment under the "Coventry Gauge" logo until the sale of the principal business assets of that business operation in February 2006.

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

3) The Company's metrology division comprises:

   MOORE & WRIGHT and, until February 28, 2006, COVENTRY GAUGE which manufacture a wide variety of products including: low technology measuring tools and hand held gauges for checking the threads, diameters and tapers of machined components. This division has supplemented its manufactured products with a range of factored items.

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

Our strategy is to maintain and develop the revenues of our businesses through such methods as:

(a) Maintaining and heightening the profile of our existing quality brand names Such activity will comprise trade, general and TV advertising, extensive promotional work at trade shows, the development of corporate web sites, etc.

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

The Company's policy is to support its core product offering with a pipeline of new products and range extensions. In the period from January 1, 2006 to March 31, 2006 new product range launches and other significant product related business developments have included:

Neill Tools successfully tendered to supply S&J branded woodsaws to a large UK builders' merchant, with deliveries commencing in February 2006. An exclusive supply agreement with a large UK catalog house was also negotiated to supply a range of garden power tools during February and March 2006.

Robert Sorby completed the development of the e-commerce site for its retail store and this went live at the end of the quarter.

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

Management's Discussion and Analysis or Plan of Operation in the Company's 10-K filing for the year ended September 30, 2005 included a detailed discussion which addressed our most critical accounting policies. The quarterly financial statements for the period ended March 31, 2006, attached hereto, should therefore be read in conjunction with that discussion.

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

OVERVIEW

When compared to the equivalent periods last year, the results for the quarter and six months ended March 31, 2006 show a decrease in both net sales and operating profitability.

Sales revenues for the quarter ended March 31, 2006 decreased by approximately $0.20 million (0.7%) from the comparable period last year. This decrease is primarily due to adverse currency exchange fluctuations which have only partially been offset by increased trading volumes. Amongst the principal factors driving the increased volumes were the increased sales in our Neill Tools division, which arose from an exclusive deal with a major UK retail chain for the new range of Spear & Jackson garden power tools. For the six months ended March 31, 2006 sales were approximately $1.96 million (3.74%) lower than last year with the negative impact of adverse currency exchange fluctuations being mitigated by sales volume increases.

Gross profit was $8.49 million for the quarter ended 31 March 2006 compared to $9.42 million for the comparative period last year. For the six months ended 31 March 2006 gross profit was $15.52 million (2005: $17.37 million). Gross margins were 30.81% in the three months ended March 31, 2006 (2005: 33.90%) and 30.74% in the six months ended on that date (2005: 33.11%)

Gross profit continued to be adversely affected by increases in prices for our principal raw materials of steel, plastic, cobalt and nickel and increases in utility costs. Margins were further diluted by the mix switch in the hand and garden division towards factored garden power tools at the expense of better margins on industrial hand tool product lines.

Selling, general and administrative expenses have increased by $1.37 million (17.40%) to $9.3 million in the three months ended March 31, 2006. In the six month period under review, costs have increased by $1.88 million (11.37%)to $18.42 million. This is primarily due to increases in the non-cash FAS 87 pension charge ($2.03 million and $1.01 million, respectively, for the six months and three months ended March 31, 2006). Additionally, inflationary increases, one-time costs in setting up our Shanghai facility, and higher variable selling and distribution costs associated with increased trading volumes in March 2006 have caused these costs to rise. Such increases have been partially offset, however, by the beneficial movement in the US$/Sterling cross rate, reduced head office legal costs and the effects of local reorganization and cost-cutting measures.

While cost reduction programs will continue to be implemented to control the level of overhead expenses, administrative costs for the full year will show a significant increase over the prior year largely as a result of the $4.2 million increase in the FAS 87 pension charge. Additionally, while settlement of the Company's SEC litigation suit has resulted in decreases in administrative costs, head office legal expenses associated with the Class and Derivative Action litigation and the role of the Corporate Monitor will continue to be incurred until a resolution of those legal issues.

On January 25, 2006 the Company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. The site closure forms part of the Company's UK manufacturing reorganization program that has been initiated to regenerate and modernize key areas of the hand and garden tools business. Costs provided in respect of the site closure as at March 31, 2006 were $1.56 million and it is anticipated that a further $0.5 million will be incurred in the period to November 30, 2006. Net manufacturing reorganization costs of $1.23 million recorded in the quarter comprise $1.56 million of Wednesbury closure expenses less a credit of $0.33 million representing the release of provisions associated with a reorganization of the Wednesbury site that was initiated in March 2005 and which are now no longer required.

While the Company has incurred net manufacturing reorganization costs of $1.23 million in the quarter to March 2006, in the quarter to March 2005 it benefited from a $2.5 million gain relating to the sale of its warehouse and office facility in Boca Raton, Florida, and the part-sale of its industrial site at Wednesbury, England.

As a result of lower margins, higher overhead costs and manufacturing reorganization provisions, the Company's operating result from continuing activities has moved from a $3.53 million income in the quarter to March 31, 2005 to a $2.06 million loss in the quarter to March 31, 2006. Likewise, a $3.73 million loss incurred in the six months to March 31, 2006 compares to a $2.92 million profit in the same period last year.

RESULTS OF OPERATIONS

The following discussion provides a review of results for the three and six months ended March 31, 2006 versus the three and six months ended March 31, 2005.

Summary Profit and Loss Account Data:

                                           Three Months          Six Months
                                          ended March 31        ended March 31
                                         2006       2005       2006       2005
                                          $m         $m         $m         $m

Net Sales ...........................    27.57      27.77      50.50      52.46
Cost of goods sold ..................   (19.08)    (18.35)    (34.98)    (35.09)
                                        ------     ------     ------     ------
Gross profit ........................     8.49       9.42      15.52      17.37
Selling, general and
  administrative expenses ...........    (9.30)     (7.93)    (18.42)    (16.54)
                                        ------     ------     ------     ------
Operating (loss)income ..............    (0.81)      1.49      (2.90)      0.83
Other income ........................     0.08       0.03       0.09       0.04
                                        ------     ------     ------     ------
(Loss)income from continuing
 operations before unusual and
 infrequent events ..................    (0.73)      1.52      (2.81)      0.87
Gain on sale of land and buildings ..        -       2.50          -       2.50
Manufacturing reorganization costs ..    (1.23)         -      (1.23)         -
                                        ------     ------     ------     ------
(Loss)income from continuing
operations before income taxes ......    (1.96)      4.02      (4.04)      3.37

Provision for income taxes ..........    (0.10)     (0.49)      0.31      (0.45)
                                        ------     ------     ------     ------

Net (loss)income from continuing
  operations ........................    (2.06)      3.53      (3.73)      2.92
                                        ------     ------     ------     ------

Net loss from discontinued Operations    (0.07)     (0.34)     (0.08)     (0.37)
                                        ------     ------     ------     ------

Net(loss)income .....................    (2.13)      3.19      (3.81)      2.55
                                        ======     ======     ======     ======

Effective tax rate ..................     5.09%     13.32%    (7.60%)     14.96%
                                        ======     ======     ======     ======

Comparisons as a % of net sales:

Gross profit ........................    30.81%     33.90%     30.74%     33.11%
Selling, general and
  Administration expenses ...........    33.75%     28.54%     36.48%     31.53%
Operating (loss) income .............    (2.94%)     5.36%     (5.74%)     1.57%
(Loss)income from continuing
  operations before income taxes ....    (7.11%)    14.47%     (8.00%)     6.42%
Net (loss)income ....................    (7.71%)    11.50%     (7.54%)     4.85%

Note: The percentages and percentage change data shown above, and in other percentage data within this narrative have been calculated from the Consolidated Statements of Operations included in the Financial Statements attached hereto. The financial data shown in the Financial Statements is given in thousands rather than the millions presentation adopted in the table above.

NET SALES

Sales decreased by $1.96 million (3.74%) from $52.46 million in the six months ended March 31, 2005 to $50.50 million for the six months ended March 31, 2005. Sales of $27.57 million in the quarter ended March 31, 2006 were $0.20 million (0.07%) lower than sales of $27.77 million recorded for the comparable period last year.

The increase is analyzed as follows:

                                                     Six Months    Three Months
                                                       ended          ended
                                                      March 31,      March 31,
                                                        2006           2006
                                                         $m             $m
                                             Note

Effect of exchange rate movements            (a)       (3.44)          (2.01)

Sales volumes movements                      (b)        1.76            1.99

Increased rebates                            (c)       (0.28)          (0.18)
                                                       -----           -----
                                                       (1.96)          (0.20)
                                                       =====           =====

Analyzed by principal business segment the net sales increase is as follows:

                                                     Six Months    Three Months
                                                       ended          ended
                                                      March 31,      March 31,
                                                        2006           2006
                                                         $m             $m
                                             Note

i)    Hand and garden tools

      Effect of exchange rate movements      (a)       (2.52)          (1.55)
      Sales volume increases                 (b)        0.54            1.64
      Rebates                                (c)       (0.28)          (0.18)
                                                       -----           -----
                                                       (2.26)          (0.09)
                                                       -----           -----

ii)   Metrology tools

      Effect of exchange rate Movements      (a)       (0.53)          (0.24)
      Sales volume increases                 (b)        1.01            0.25
                                                       -----           -----
                                                        0.48            0.01
                                                       -----           -----

iii)  Magnetic products

      Effect of exchange rate Movements      (a)       (0.39)          (0.22)
      Sales volume increases                 (b)        0.21            0.10
                                                       -----           -----
                                                       (0.18)          (0.12)
                                                       -----           -----

      Total net sales increase                         (1.96)          (0.20)
                                                       =====           =====

Notes:

(a) The functional currency of the majority of the group's revenues is sterling and the variation in the US$/(pound) cross rate in the three and six month periods ending March 31, 2006 compared to the comparable period last year has had a significant impact on the US dollar value of the group's sales. The average cross rates in the period under review can be summarized as:

                                               Average Cross Rates
                                               -------------------

                                         2006        2005      % Movement

      6 months ended March 31           1.750       1.878        -6.82%
      3 months ended March 31           1.752       1.889        -7.25%

(b) In general, business conditions in many of our markets remained challenging as a result of sluggish consumer demand and continuing intense competition from rival suppliers across a number of product ranges.

Despite this however, there have been some significant sales volume increases. Within the UK hand and garden division, performance for the quarter was better than last year, mainly driven by an exclusive deal with a major retail chain for Spear & Jackson powered garden tools. Likewise, both France and Australia showed aggregate sales volume increases for the quarter. Within the Metrology division, incremental sales growth continued via our selling and distribution facility in Maastricht, together with a strong performance in the US.

(c) The level of rebates has increased overall in 2006 by $0.18 million in the three month period and $0.28 million in the six month period when compared to 2005. The increases are attributable to increased trading volumes in France and in our Neill Tools division as a result in changes in customer profiles, which have arisen following the set up of the direct to market sales route.

SEGMENT REVIEW OF SALES REVENUES

We aim to maintain and develop the revenues of our businesses through the launch of new products, the enhancement of existing items and the continued marketing of the Company's brands in order to retain and gain market share.

Sales and revenue details on a segment basis are as follows:

NEILL TOOLS

Sales for the quarter ended March 31, 2006 of $12.73 million showed an improvement of $0.31 (2.46%) million over last year's sales of $12.42 million. This increase was attributable to increased volumes of $1.38 million offset by adverse exchange movements of $0.98 million and increased sales rebates of $0.09 million. In the six months ended March 31, 2006 sales of $22.01 million were $1.31 (5.62%) million less than last year's sales of $23.32 million. This decrease comprised adverse exchange movements of $1.61 million and increased sales rebates of $0.09 million offset by increased volumes of $0.39 million.

Overall, the division's sales for the second quarter were 2.46% better than last year and in line with forecast. UK performance was better than last year, mainly driven by an exclusive deal with a major retail chain for the new Spear & Jackson lawn mowers. Export sales, however, were down on last year, mainly attributable to the timing of a key account order being delayed into April.

Despite the improvement in sales performance over last year, the UK retail sector once again reported a year on year downturn in consumer spending. This increasingly soft retail demand has a direct impact on our Hand & Garden sales in the UK and remains a cause for concern. Within the industrial tools business, export markets continue to be driven by demand for our hacksaw blades. Sales of these products now represent 60% of our industrial tools' revenues and strategies are being prepared to spread this sales concentration risk through the development of higher margin product ranges, brand presence and new product development

Gross margins were again depressed. The main drivers behind this reduction were a mix switch towards Garden Power products at the expense of the higher margins, the consumption of key raw materials purchased at high prices in quarter 1, and increases of more than 50% in gas & electricity supply costs. The price surcharge relating to primary raw materials did, however, show a slight reduction during the quarter and we have further mitigated the effect of the price increases imposed by our steel, plastics and utility suppliers by passing a proportion of these costs onto our customers from March.

Improvements in manufacturing costs continue to be the focus of the management to improve competitiveness for new markets. On January 25, 2006 the company announced the closure of the remaining element of its manufacturing site at

Wednesbury, England. The site closure forms another key part of the Company's UK manufacturing strategy to regenerate and modernize key areas of the hand and garden tools businesses. The transfer of operations from Wednesbury to Sheffield is progressing on time and in budget, and when integrated will ensure that the UK hand and garden business will deliver improved customer service and satisfaction.

The main challenges for the business revolve around reducing the manufacturing cost base and driving innovation and new product development in line with our core brands and competences. In addition, the Company is recruiting key people with the experience and skills to deliver new product development strategy and focused product and brand management.

Quarter 3 performance is expected to deliver a profit compared to an operating loss last year. The demand for the new Woodsaw range (Predator) continues to drive manufacturing as we look to improve our output to satisfy the demand from our markets. Much also depends on retail demand and favorable UK weather. The UK climate is key in the level of garden sales for the next quarter as the April and May budgets reflect increased consumer spending around the national holidays that occur in the period.

ECLIPSE MAGNETICS

Sales for the quarter showed a $0.12 million (4.03%) decrease over last year's figures (2006 $2.81 million, 2005 $2.93 million) with adverse exchange movements of $0.22 million only partially offset by increased volumes of $0.10 million. Likewise for the six months ended March 31, 2006 sales showed a 3.26% decrease of $0.18 million (2006, $5.41 million, 2005, $5.59 million) attributable to adverse exchange movements of $0.39 million mitigated by increased volumes of $0.21 million.

Overall, sales volumes for the second quarter were higher than the comparable period last year. Improved sales into the UK market were mainly attributable to listings gained for our new filtration range and by sales generated from separation equipment for use in the food processing industry. Gains in the UK were, however, diluted by a decline in export sales, largely as a result of the prior year benefiting from a one off order within the materials handling division. Despite this reduction in total export sales, our US performance continued to prosper as we continued to increase our US market share through the introduction of new products and close key account management.

The Engineered Magnetic Solutions business continued to see growth with new products and technologies being offered for bespoke industry solutions.

Competition from the Far East remains the main threat, whether directly or through agents, as we continue to see the emergence of more and more companies in our trading markets offering high quality goods at low market price points.

Gross margins were the same as in the equivalent period last year. The sales mix improved towards the higher added value products, however, this was reduced by a poor mix within the Industrial sector. Key primary materials, steel, nickel and cobalt remained stable during the period but any beneficial impact has been restricted by higher utility costs. Improvements in manufacturing costs continue, therefore, to be the focus of the management to improve competitiveness in new markets.

Looking forward, the main challenge continues to be the distancing of rival Far East manufacturers from our key customer base. Our commodity-based business is under continued threat. To counter this, we continue to promote the attractiveness of our product by offering added value to our customers. At the same time, however, we are taking positive steps to improve our manufacturing process and product sourcing. As part of this strategy, the division enhanced its presence in China in January 2006 when it paid $0.2 million for a 25% equity participation in a recently formed Chinese Venture.

The management continues to follow a strategy of new product development, increasing market share within key product segments and manufacturing improvements.

ROBERT SORBY

Sales for the quarter decreased by $0.16 (11.41%) million when compared to last year (2006 $1.21 million, 2005 $1.37 million) as a result of sales volume decreases of $0.06 million and adverse exchange variances of $0.1 million. In the six month period ending March 31, 2006, sales have decreased by $0.23 million (8.32%) from $2.75 million in 2005 to $2.52 million in 2006 primarily due to adverse exchange variances of $0.18 million and reduced volumes of $0.05 million.

During the quarter Robert Sorby has faced a very challenging time with sales declining amid softening demand in the UK trade and US markets.

The background in the UK is one of a very subdued market place. Almost without exception our retail customers report very testing times and, indeed, we have seen two of our dealers close down. It has been noticeable that there is an increasing consumer resistance to the purchase of high price point items which, in the recent past, have made a major contribution to the development of the business.

To counteract this, last quarter we focused heavily on manufactured product and in particular those product lines that were under competitive pressure. As a result we have seen a significant improvement in sales of those products but at a reduced individual gross margin. To mitigate the dilution in margins we have reduced marketing costs, especially consumer advertising and dealer support. In addition, a new product launch is planned for the UK in May that we anticipate will generate incremental business.

In contrast to other dealers, our own retail store has bucked the trend showing an 8% gain in sales with a reduced manning level. The growth has largely come through increased mail order business.

During the quarter the store made a major effort to reduce inventory levels and to complete, in-house, its e-commerce site. The site went live at the end of March and, although it is too early to estimate the impact that the site will have on the business, it is hoped that it will deliver further sales growth.

In overseas markets our main thrust continues to be in North America. After gaining momentum during the first quarter we have seen sales slide back during quarter two and we are running 15% below the same quarter in 2005. We see this as a reflection of our market position rather than a loss of market share.

In the light of this shortfall, initiatives are in place with major customers. One of these customers placed a $40k order in advance of a Father's Day promotion. This is entirely incremental business. With another customer we are planning a demonstration tour of their stores for the first time during the summer months. New listings have been gained with other customers and an additional sales initiative will be in place for the start of the new season in the autumn.

Towards the end of 2005 we had suffered as a result of the dramatically escalating price of steel, which is our prime raw material. Those prices have now dropped significantly from their peak.

Looking forward the business climate remains uncertain. The UK retail sales in general remain in the doldrums. The US gives a more positive picture but success in this market will, in part, be dependent on our own initiatives.

BOWERS METROLOGY

Sales for the second quarter show a marginal increase of $0.01 million (0.3%) over last year ($3.97 million 2006, $3.96 million 2005) due to increased sales volumes of $0.25 million being offset by adverse exchange variances of $0.24 million. Cumulatively, sales have increased by $0.48 million (6.41%) from $7.55 million in 2005 to $8.03 million in 2006. This is attributable to increased volumes of $1.01 million and adverse exchange movements of $0.53 million.

As anticipated in the report for Quarter 1 of Fiscal 2006, trading was more difficult during Quarter 2, mainly because of a slowdown in the UK market. Revenues were at a similar level to last year but EBIT was reduced because of significant set-up costs being incurred with our new facility in Shanghai, China.

The disposal of the loss making Coventry Gauge thread gauging division was completed during the quarter. This disposal will now enable management to focus on the developing businesses in the Netherlands and China, which both offer significant opportunities for growth.

The Shanghai facility is currently operating as a quality control and administration centre for products being shipped to Europe. During Quarter 3 it is anticipated that sales to external customers in Asia will increase significantly and in Quarter 4 the commencement of manufacturing is scheduled to commence. The key products that are being developed are a range of bench hardness testers and these will be sold worldwide under the company's CV Instruments and Eseway brands.

The core Bowers export business has been positive with the USA and German markets running in line with forecast. The French and Italian markets are, however, still depressed but growth in Eastern Europe and Asia is compensating for this. The recent weakening of Sterling has also improved our competitiveness in Europe.

Margins are as budgeted, despite significant percentage increases in energy costs. Cash is also in line with budget with the recent capital expenditure projects for the Bowers Bradford facility now complete and running well. These new machine tools have improved the accuracy of the products whilst also reducing the unit costs.

Our main concern is the poor state of the UK industrial market. 2005 saw a slow but steady recovery but 2006 has started disappointingly in virtually all sectors. The announcement by BAE Systems to sell its 20% stake in Airbus is also likely to result in reduced investment in the lucrative Aerospace sector. Good growth is being experienced in the sales of products being sourced from China but the UK Systems division is running behind budget because of a slowdown in investment intentions.

Promotional activity is high and with May seeing our two key tradeshows of the year, we anticipate that Quarter 3 should show a small improvement on Quarter 2.

SPEAR & JACKSON FRANCE

Overall, sales for the second quarter of $3.58 million have seen a $0.17 million decrease (4.43%) with adverse exchange variances of $0.3 million only partially offset by sales volume increases of $0.13 million. For the six month period ended March 31, 2006 sales have decreased by $0.38 million (6.41%) from $5.89 million in 2005 to $5.51 million in 2006. Here, favorable volumes of $0.1 were exceeded by adverse exchange movements of $0.48 million.

On a macro level, the French economy has remained depressed with increased unemployment rates, lower consumer confidence and reduced spending levels. Business conditions in the Company's markets have continued to reflect this depressed retail environment.

Competition remains intense in the French market with a large proportion of garden product turnover being concentrated in a small number of retail outlets. This makes price negotiations difficult and can result in additional incentives, e.g. rebates being offered, as a matter of course, in order to secure orders.

We continue to feel the effects from the increasing flow of cheap Asian and Far Eastern imports which puts pressure on turnover and margins. This margin dilution could be further exacerbated by the opening of specialist cut-price garden stores later in the year.

In order to combat increased competition from cheap imports and to combat the negative effects of the seasonality of garden product sales, the Company concentrates on marketing activity to promote its principal brands and to secure new listings. In the last quarter the Company has created a private range of cutting tools and revised other private range garden, wood and grass tools. The launch of the bonsai tool range last quarter is proving to be successful with listings secured in garden centers.

It is clear, however, that in order to increase the success of new product ranges is essential that we are able to offer quality products at lower price points.

AUSTRALASIA

Sales for the quarter for Spear & Jackson Australia and Spear & Jackson New Zealand were $0.08 million (2.32%) lower than last year (2006 $3.28 million, 2005 $3.36 million), due to adverse exchange variances of $0.18 million, increased sales rebates of $0.11 million compensated by increased sales volumes of $0.21 million. Cumulatively for the six months to March 31, 2006 sales have decreased by $0.34 million (4.67%) from $7.34 million in 2005 to $7.0 million in 2006. Adverse exchange movements of $0.26 million and increased rebates of $0.18 million were only partially compensated by increased volumes of $0.1 million.

The Australian market continued to experience a downturn in retail trading and economic activity during the second quarter. Government intervention last year to slow economic growth and inflation by an increase in domestic interest rates has curtailed new housing starts, property investment and consumer spending. These are now well down on the levels of the previous year. The weakening Australian dollar and the significant increases in petrol costs (+30%) have also impacted consumer confidence and discretionary spending. The recent employment growth data in Australia also suggests that the Reserve Bank (RBA) may take a more aggressive stance on interest rates in the second half of 2006, which will further slow economic growth and inflation.

Likewise, the New Zealand economy contracted during the second quarter with GDP falling for the first time in more than 5 years and sparking speculation that the New Zealand economy may be heading into recession.

In addition, the Australian and New Zealand markets continue to be extremely price competitive with many of our retail customers sourcing their "house brands" directly from Asia in direct competition with S&J. This practice has placed, and will continue to place, added pressure on our sales, margins and market share.

Increased competition, declining price points, the losses of a garden range with a major retail customer and a major agency line were offset by incremental sales gains within our air, hand tool and metals categories.

Overall, sales to our major customers reflect the continued expansion and domination of the market by the major corporate retailers who continue to expand their market share at the expense of the traditional independent retail groups. As such, our sales mix reflects this trend with sales growth continuing in the corporate sector whilst sales within the independents continue to decline. Our objective going forward is to spread our exposure to the corporate sector by increasing our sales and market share in the independent and industrial markets.

COSTS OF GOODS SOLD AND GROSS PROFIT

Costs of goods sold increased by 3.93% from $18.35 million in the three month period ended March 31, 2005 to $19.08 million in the three months ended March 31, 2006. In the six month period under review, costs of goods sold decreased by 0.31% from $35.09 million in the six months ended March 31, 2005 to $34.98 million in the six months ended March 31, 2006.

Headline information concerning costs of goods sold as a percentage of sales and gross profit margins in the periods under review is as follows:

                              Three Months Ended          Six Months Ended
                              March 31  March 31          March 31 March 31
                              2006          2005          2006         2005

Cost of goods sold
as a % of sales               69.19        66.09          69.26       66.89

Gross Profit Margin           30.81        33.90          30.74       33.11

Margins have continued to suffer from the adverse effects of raw material (principally steel) and utility price hikes together with increases in the cost of fuel used to operate our manufacturing processes. In the Neill Tools division a main driver behind decreased margins has been the mix switch towards factored garden power tools at the expense of better margins on industrial hand tool product lines.

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

Improvements in manufacturing costs continue to be the focus of the management to improve competitiveness for new markets. The manufacturing reorganization program, initiated in the last quarter of 2005, and continued in the second quarter with the announcement of the closure of our manufacturing site at Wednesbury in the UK, will have a beneficial effect on margins. Own-manufactured product will be progressively replaced with factored items sourced from overseas thereby reducing costs and increasing profitability.

OPERATING COSTS AND EXPENSES

Selling, general and administrative (SG&A) expenses increased by $1.37 million (17.27%) from $7.93 million in the three months ended March 31, 2005 to $9.3 million in the three months ended March 31, 2006. In the six months ended March 31, 2006 costs of $18.42 million have increased by $1.88 million (11.37%) from $16.54 million in the six months to March 31, 2005.

The principal reasons for the changes in the levels of SG&A expenses in the three and six month periods ended March 31, 2006 over their prior year comparatives can be summarized as follows:

                                                  Increases Over Prior Year

                                               Six Months          Three Months
                                                 ended                ended
                                             March 31, 2006       March 31, 2006
                                                   $m                   $m

a)    Impact of movements in                     (0.90)               (0.40)
      average US$/sterling cross
      rates in the period

b)    Increased FAS 87 pension costs              2.03                 1.01

c)    Inflationary increases                      0.40                 0.20

d)    Decreased head office costs                (0.28)               (0.08)
      relating to legal and professional
      fees, monitor fees and associated
      costs

e)    One-time costs in setting up
      the China facility                          0.10                 0.10

f)    Other net increases including
      increases in variable selling and
      distribution costs associated with
      higher level of March 2006 sales            0.53                 0.54
                                                 -----                -----

      Total increase in SG&A expenses             1.88                 1.37
                                                 =====                =====

OTHER INCOME AND EXPENSES

Other income and expenses moved from a net credit of $0.03 million in the three months ended March 31, 2005 to a net credit of $0.08 million in the three months ended March 31, 2006. For the six month period under review other income and expenses has moved from a $0.04 million credit in the six months to March 31, 2005 to a $0.09 million credit in the six months to March 31, 2006.

This improvement is attributable to higher 2005 bank interest credits in the Company's American business and lower bank interest charges in the French business.

INFREQUENT AND UNUSUAL ITEMS

(a) MANUFACTURING REORGANIZATION COSTS

On January 25, 2006, the Company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. All manufacturing, assembly, warehouse and distribution operations currently performed at this location will be transferred to other locations.

The closure and relocation of the Wednesbury facility are expected to take approximately six months and the costs of this exercise are anticipated to be circa. (pound)1.2 million ($2.1 million). These costs include employee severance payments, site closure expenses, factory reorganization expenses, plant transfer costs and associated capital expenditure. Negotiations are currently in progress regarding the sale of the Wednesbury site to a non-related third party. It is expected that the sales price of the site will be in excess of its net book amount and the Company has not therefore made any provision against the balance sheet carrying value of this property at March 31, 2006. Funds realized from any disposal will be used to finance the closure costs with any excess sale proceeds being reinvested in the business.

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

Costs provided in respect of the site closure as at March 31, 2006 were $1.56 million. In addition to these costs it is anticipated that a further $0.5 million will be incurred on or before November 30, 2006 for which provision will be made in accordance with applicable financial reporting standards as and when liabilities for such charges crystallize.

As explained below, a surplus element of the Wednesbury site was sold in 2005 and provision was made at March 31, 2005 for various site reorganization costs that were to be incurred as a result of that partial sale. Certain of these costs will not now be incurred following the decision to close the remainder of the site and market the property for resale and such excess provisions, amounting to $0.33 million, have been released in the current quarter.

(b) PROFIT ON SALE OF LAND AND BUILDINGS

On January 28, 2005 the Company completed the sale of part of its industrial site at St. Paul's Road, Wednesbury, England, and on February 15, 2005 the Company also concluded the disposal of its warehouse and office facility in Boca Raton, Florida. Details of these sales are as follows:

                                    Wednesbury       Boca Raton       Total
                                      England          Florida
                                        $m               $m            $m

Net sale proceeds                       5.2              3.4           8.6
Less net book value                    (2.3)            (3.1)         (5.4)
                                       ----             ----          ----

Gross profit on disposal                2.9              0.3           3.2

Less related reorganization costs      (0.7)             0.0          (0.7)
                                       ----             ----          ----

Net profit on sale                      2.2              0.3           2.5
                                       ====             ====          ====

Following the sale of the surplus element of the Wednesbury facility, provision was made for costs to be incurred in connection with the consolidation of the current manufacturing operation into the smaller site. These costs comprised factory refurbishment, factory reorganization and departmental relocations within the site. As noted in (a), above, certain of these provisions will no longer be required following the decision to close the remainder of the site and all excess provisions have accordingly been released in the quarter ended March 31, 2006.

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Our loss before income taxes in the three months ended March 31, 2006 amounted to $1.96 million compared to an income before taxes for the three months ended March 31, 2005 of $4.02 million. The loss before income taxes in the six month period ended March 31, 2006 was $4.04 million compared to $3.37 million profit in the comparable six month period last year.

The movements are attributable to:

                                        Six Months ended      Three Months ended
                                         March 31, 2006         March 31, 2006
                                               $m                     $m

Manufacturing reorganization costs           (1.23)                 (1.23)
Profit on sale of land and
buildings in 2005                            (2.50)                 (2.50)
Decreased gross margins                      (1.85)                 (0.93)
Increased SG&A costs                         (1.88)                 (1.37)
Increased other income                        0.05                   0.05
                                             -----                  -----

                                             (7.41)                 (5.98)
                                             -----                  -----

INCOME TAXES

An income tax charge of $0.1 million arose in the three months ended March 31, 2006 compared to a $0.49 million income tax charge in the three months ended March 31, 2005. For the six month period to March 31, 2006 an income tax benefit of $0.31 million arose compared to a $0.45 million charge in the comparative period last year.

Income taxes were 5.09% of the loss before tax in the three months ended March 31, 2006 compared to 13.32% of the income before tax in the three months ended March 31, 2005. Income taxes were 7.60% of losses in the six months ended March 31, 2006 compared to 14.96% of income in the comparable period last year.

Differences between the effective rate and the statutory rate of taxation of 35% result from income and losses in certain subsidiaries within the Spear & Jackson group being taxed at rates different from the effective rate, the utilization of tax losses which are not recognized within the deferred tax computation and permanent differences between accounting and taxable income as a result of non-deductible expenses and non-taxable income. Additional factors behind the divergence in effective tax rates in the periods under review were as follows:

i) For the three months ended March 31, 2006 valuation allowances have been applied to the costs associated with the closure of the Wednesbury site. Additionally, valuation allowances have been applied to losses incurred certain UK divisions in the quarter. The effect of the above has resulted in a current tax charge for the three months ended March 31, 2006.

ii) For the three months ended March 31, 2005 the $2.2 million profit on the sale of the Company's excess land at Wednesbury was not subject to taxation due to the availability of capital tax losses brought forward which were not recognized within the deferred tax computation.

NET (LOSS) INCOME FROM CONTINUING OPERATIONS AFTER TAXATION

Our net loss from continuing activities after income taxes was $2.06 million for the three months ended March 31, 2006 (2005: $3.53 million profit) and for the six months ended March 31, 2006 it was a $3.73 million loss compared to a $2.92 million profit in the previous year.

DISCONTINUED OEPRATIONS

Discontinued operations relate to the thread gauge measuring division of the Metrology Division based in the UK, and the Company's Megapro screwdriver division.

During the fourth quarter of fiscal 2005, the Company began marketing for sale its thread gauge business located in the UK. The carrying values of the assets relating to this entity were initially written down to estimated fair value in the quarter ended March 31, 2005 and further write downs were made in September 2005. On February 28, 2006, the Company concluded the sale of these assets for a nominal consideration.

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

Total losses attributable to discontinued operations were $0.07 million in the three months ended March 31, 2006 (2005 : $0.34 million), and were $0.08 million in the six months ended March 31, 2006 (2005 : $0.37 million).

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash and cash equivalents amounted to $5.98 million at March 31, 2006 ($7.29 million at September 30, 2005), working capital (excluding deferred taxes) totaled $26.89 million at March 31, 2006 ($29.87 million at September 30, 2005) and our stockholders' equity was $21.74 million at March 31, 2006 ($26.20 million at September 30, 2005).

Net cash used in operating activities in the six month period ended March 31, 2006 was $0.61 million compared to $3.34 million in the six months ended March 31, 2005. This decrease in net cash used of $2.73 million primarily arises from:

   o  increased trading working capital inflows of $4.46 million (note a)

   o increase in net inflows from other assets and liabilities of $3.67 million (note b)

Offset by:

   o the reduction in net income (adjusted for depreciation, and deferred taxes) of $5.4 million as explained in the commentary on trading results above.

The reasons for these trade working capital variances and movements in other assets and liabilities are summarized below.

a)    Trade Working Capital Variances

      The net increase in inflows from trade working capital is attributable to:

                                                             Note      $million

      Increased inventory inflows .....................      (i)          5.39
      Increased trade payable inflows .................      (ii)         0.86
      Reduced trade receivable inflows ................      (iii)       (1.79)
                                                                         -----
      Net increase in trade working capital inflows ...                   4.46
                                                                         =====

i) In the six months ended March 31, 2005 inventories increased by $3.67 million compared to a decrease of $1.72 million in the period ended March 31, 2006. Within most of the UK divisions, and especially in the UK hand tool division, the period to March 31, 2006 witnessed a rigorous inventory reduction program, whereas in the comparable period last year stock levels increased. This trend was also mirrored in the Australia and New Zealand divisions. Such decreases were offset, however, by higher than usual seasonal inventory increases in our French business.

ii) Increased trade payable inflows have arisen in the six months under review despite inventory reductions. With the increased dependence upon externally sourced factored goods rather than own-manufactured product, certain divisions such as Neill Tools, have witnessed a higher level of trade payables at the period end. This, in conjunction with extended settlement terms and payment timing issues, has resulted in increased trade payable inflows.

iii) Trade receivable inflows for the six months to March 31, 2005 benefited by $0.7 million from customer receipts relating to increased sales levels in August and September 2004. As this trend was not repeated in August and September 2005, cash flows for the six months to March 31, 2005 did not benefit to the same extent from the collection of receivables from prior period sales. Additionally, trade receivable balances at March 31, 2006 were inflated by higher than usual revenues in the month of March 2006. Collection of these debts will not be made until Quarter 3.

b)    Variances in Cash Flows attributable to Other Assets and Liabilities

      With regard to the net inflows from other assets and liabilities, the main factors contributing to the $3.67 increased inflows are:

i)    An increase in the non-cash FAS 87 pension charge of $2.03 million;

ii) The inclusion, at March 31, 2006 of a restructuring provision of $1.5 million in relation to the closure of the Wednesbury site.


iii) Increased accrual levels, especially in the month of March 2006, reflecting the increase in trading levels in certain of our operations.

      The beneficial effect of the above has been diluted by:

i) Increased annual employer pension contributions of $0.37 million to the UK pension scheme;

ii) Payments of $0.5 million in respect of the UK manufacturing reorganization program;

Cash outflow from investing activities was $1.27 million in the period ended March 31, 2006 compared to an inflow of $7.99 million in the period ended March 31, 2005. The 2005 comparative period included receipts of $8.6 million relating to the net sale proceeds of the property at Boca Raton, Florida and to the partial sale of excess land at our Wednesbury manufacturing site. The 2006 figures include purchases of property, plant and equipment relating to the partial renewal of our UK motor fleet and start up capital expenditure in our newly formed Chinese operation. Additionally, the 2006 cash outflow also includes the purchase of a 25% equity participation in a recently incorporated Chinese magnetic products company.

Net cash provided by financing activities was $0.68 million in the period ended March 31, 2006 (2005: $0.001 million). The March 2006 increase represents the utilization of the UK bank overdraft facility to meet cyclical demands in the UK, increased pension plan contributions and the payment of restructuring costs associated with the manufacturing reorganization program.

BANK FACILITIES

The UK subsidiaries of Spear & Jackson plc and Bowers Group plc maintain a line of credit of $7.81 million. This is secured by fixed and floating charges on the assets and undertakings of these businesses. Of the total facility, $5.20 million relates to bank overdrafts and $2.61 million is available for letters of credit. These facilities are denominated in British pounds. The overdraft carries interest at UK base rate plus 0.75%. At March 31, 2006 the Company had $1.14 million of borrowings outstanding under the overdraft line (September 30, 2005 $0.75 million) and had $0.12 million in outstanding letters of credit (September 30, 2005: $0.6 million).

As a consequence of the special pension contribution of $7.2 million that was paid in two installments in June and September 2005, and the additional funding which will be required to finance the ongoing restructuring initiatives, an open-ended, on demand bridging loan of $5.20 million has also been negotiated with the Company's UK bankers. The facility is denominated in British pounds and is secured by a first legal charge over the Company's land and property at Wednesbury, England. It carries interest at UK base rate plus 1%. This facility has not yet been utilized.

The French and Australian subsidiaries of Spear & Jackson plc maintain short-term credit facilities of $2.78 million denominated in Euros and Australian dollars. The facilities comprise bank overdraft lines, with interest rates ranging from 6.8% to 12.6%, together with facilities for letters of credit and the discount of bills receivable. There was $0.27 million outstanding under the overdraft lines at March 31, 2006 (September 30, 2005: nil). At that date $1.78 million of letters of credit and bills were outstanding under these facilities (September 30, 2005: $0.9 million).

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

The Company's bank accounts held with the HSBC Bank plc by UK subsidiaries of Spear & Jackson plc and Bowers Group plc form a pooled fund. As part of this arrangement the companies involved have entered into a cross guarantee with HSBC Bank plc to guarantee any bank overdraft of the entities in the pool. At March 31, 2006 the extent of this guarantee relating to gross bank overdrafts was $21.13 million (September 30, 2005 $20.4 million). The overall pooled balance of the bank accounts within the pool at March 31, 2006 was an overdraft balance of $1.14 million (September 30, 2005 in hand pooled balance of $1.6 million).

The bank overdraft and other facilities of Spear & Jackson Australia Pty. Limited have been guaranteed by its immediate parent, James Neill Holdings Limited and the bank overdraft and other facilities of Spear & Jackson France SA have been guaranteed by Spear & Jackson plc.

Our business operations have been funded from net operating income supplemented, where necessary, by utilization of the UK, French and Australian banking facilities described above. We believe that we have sufficient capital resources, liquidity and available credit under our principal banking facilities supplemented, where necessary, by temporary increases to sustain our current business operations and normal operating requirements for the foreseeable future. As the Company continues to focus its efforts on improving the competitiveness of its worldwide operations, additional funding may be required to finance the restructuring of the non-profitable areas of the Company's divisions and to meet items of significant one-off expenditure. Such expenditure may include: costs associated with the closure and relocation of the Company's manufacturing facility in Wednesbury, England; investment in new capital equipment; further special contribution payments to reduce the pension plan deficit; further set up costs, and investment in our business ventures in China; and any other expansion of the Spear & Jackson or Bowers operations.

Funding of these initiatives may be obtained through the negotiation of increased bank lending facilities or the sale of surplus assets.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company makes a range of contractual obligations in the ordinary course of business. The following table summarizes the Company's principal obligations at March 31, 2006:

Contractual obligation       Total             Payments due by period ($m)
                             Amount       1 year      1-3      4-5      5 years
                             Committed    or less     years    years    or more

Capital lease obligations    0.97         0.54        0.27     0.16      -
Operating leases (note a)    6.15         0.98        1.89     1.58     1.70
                             ----         ----        ----     ----     ----
                             7.12         1.52        2.16     1.74     1.70
                             ----         ----        ----     ----     ----

(a) Amounts represent the minimum rental commitments under non-cancelable operating leases.

(b) Excluded from the above tables are the amounts payable by the Company to the UK defined benefit pension plan as future funding obligations cannot be accurately forecast beyond the short term. In the years ended September 30, 2006 and September 30, 2007, providing that certain criteria are met, the annual contributions will be fixed at (pound) 1.9 million sterling (approximately $3.3 million).

(c) As at March 31, 2006, the Company had letters of credit of $0.29 million outstanding which are secured under the UK and Australian credit facilities. In addition, the Company's French subsidiary had discounted $1.61 million of bills of exchange with recourse.

At March 31, 2006, the Company had no material off-balance sheet arrangements other than the non-debt obligations described in contractual obligations, above.

OUTLOOK

Operating losses were incurred in both quarter 1 and quarter 2 and this trend is anticipated to continue into quarter 3. As in previous quarters, the Company's base trading profit will be eliminated by the non-cash FAS 87 expense which has increased significantly over the comparable charge recognized in the period ended March 31, 2005.

As previously explained, the Company's actuaries have calculated that the annual pension charge will rise by $4.2 million from $4.0 million in 2005 to $8.2 million in the year ended September 30, 2006. Before consideration of pension costs, base trading profit for the third quarter is currently anticipated to be approximately $1.6 million and after deduction of the quarter's pension charge of $2.1 million an operating loss (before unusual items and taxation) of $0.5 million is forecast.

Earnings in quarter three will also be negatively impacted by the provision of a further $0.3 million of costs in connection with the closure of the Company's manufacturing site in Wednesbury, England and other UK reorganization initiatives. The adverse effect of these costs would, however, be offset by any gain arising on the subsequent disposal of the Wednesbury site.

As a result of these increased pension charges and closure costs the Company does not anticipate returning a profit before taxation in fiscal 2006. Management will consider all available operational strategies to mitigate the negative impact of these items so that any trading losses in the year ended September 30, 2006 which arise as a result of the increase in pension costs and one-time reorganization expenditure will be reduced as far as possible. In addition, the level of losses incurred would be reduced if the sale of the Wednesbury property is concluded during the year at an amount in excess of its book value.

Although other elements of the UK hand and garden business have performed encouragingly, it is unlikely that the level of demand for these products will be sufficient to fully offset the adverse effects of the general downturn in demand in the UK retail sector and the fierce competition from cheap foreign imports. Demand from our export markets, particularly the Far and Middle East, has also softened as the intensive purchasing activity resulting from building projects in the aftermath of the Iraqi conflict has declined.

As explained above, the Company performed a detailed review of its UK manufacturing operations in quarter four of 2005 to identify initiatives to combat declining sales performance and the increase in low price point imports from Far Eastern markets. The implementation of a number of strategies to reduce its ongoing cost base was started in that quarter. This has continued into quarter two of fiscal 2006 and will be further developed in quarter three and beyond.

The closure and relocation of the Wednesbury facility are expected to take approximately six months with completion expected in November 2006. The costs of this exercise, which are anticipated to amount to approximately $2.1 million, comprise employee severance payments, site closure expenses, factory reorganization expenses, plant transfer costs and associated capital expenditure. Negotiations continue regarding the sale of the Wednesbury site to a non-related third party. It is expected that the sale price of the site will be in excess of the property's net book amount and the Company has not therefore made any provision against its balance sheet carrying value at March 31, 2006. Funds realized from any disposal will be used to finance the closure costs with any excess sale proceeds being reinvested in the business.

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

We will continue to look at further initiatives to rationalize underperforming areas of the business and to monitor operational infrastructures in the United Kingdom, particularly overhead costs, to ensure that these are as cost efficient as possible and at a level appropriate to the needs of the business. In conjunction with this, the inventory reduction program that was implemented in quarters one and two will continue, although temporary increases in inventories will occur as a result of inventory builds that will be necessary during the closure of the Wednesbury manufacturing site.

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

Within the Metrology division the new selling and distribution outlet in Maastricht is now fully operational, and incremental revenue growth is forecast for the rest of the fiscal year. In the future, this revenue and earnings growth will be enhanced by the division's quality control and distribution centre which has been established in Shanghai, China and which is expected to become fully functional in quarter three of fiscal 2006. In the short term, however, profitability will be negatively impacted by the one-time costs associated with the start up of the business.

Looking forward, demand for our own manufactured metrology hand tools will continue to face further pressure from Far East suppliers. The Company therefore recognizes the need to focus its UK manufacturing sites on producing more high technology products and measuring solutions. In order to make the Company more competitive in the low technology sectors, various initiatives are being explored including the start up and establishment of its manufacturing and distribution centre in Shanghai.

Our businesses will again face the issues of increased costs and margin erosion as a result of raw material, fuel and other utility price increases, interest rate increases, the $4.2 million increase in the FAS 87 pension charge and a weak dollar. This will continue to put pressure on our margins and overhead costs, and wherever possible, these increases will be passed on though sales price increases.

Any strengthening of the US dollar would impact favorably on the business as this would ease the pressure on margins and increase our competitiveness. Current trends, however, suggest a continued weakening which will place additional pressure on our sales into a number of export markets.

The level of overhead expenses, particularly legal and professional costs, incurred by our US corporate head office has reduced following the settlement of the SEC suit during 2005. However, any future savings will be offset by the professional costs that are anticipated to be incurred in relation to the Class and Derivative Action lawsuits and legal expenses in connection with the appraisal of offers from potential acquirers to purchase all, or part, of the Company's common stock.

In future quarters we will continue to focus on improving cash generation. As explained above, on January 25, 2006 the Company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. In addition, therefore, to normal trading cash requirements, in the next six months costs of approximately $2.1 million will be incurred in the relocation of the Wednesbury manufacturing operation and its consolidation into the Company's principal UK manufacturing site in Sheffield and elsewhere. These costs will be funded from existing core and, where necessary, additional temporary UK bank facilities.

To restrict the pressure that this expenditure will have on the Company's bank facilities, focus will be maintained on the working capital reduction program that has already been initiated. The benefits of this initiative can be seen in the favorable inventory movements in the quarter and emphasis will continue to be placed on strict working capital control in the forthcoming months. Additionally, the Company continues to be in negotiation with an external third party in connection with the sale of the Wednesbury site. Utilization of the Company's UK core and additional temporary additional banking facilities will not be necessary if a sale is concluded in the short term as disposal proceeds will be available to fund the reorganization costs. Any residual sale proceeds will be reinvested in the business.

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

Much will also depend on the level of retail demand in our UK, French and Australasian markets. The results for quarters one and two were adversely affected by softening demand and a further deterioration in consumer confidence could significantly impact on our earnings levels in quarter three and subsequent periods. A favorable climate in the UK will also be crucial to the performance of garden product sales in the next quarter as the April and May forecasts reflect increased consumer spending around national holidays that occur in the period. Poor weather could significantly reduce anticipated demand.

As previously reported, the formal resolution of the SEC legal action in fiscal 2005 enabled the Company to move forward so that both short and long term commercial strategies could be formulated and implemented. Uncertainties will still remain, however, until the financial effects of the Class Action and Derivative Complaint, explained in detail in PART II Item 1 ("Legal proceedings"), below, are quantified and settled and until all issues regarding the potential change in control of the Company are resolved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The principal market risks to which the Company is exposed comprise interest and exchange rate fluctuation, changes in commodity prices and credit risk.

INTEREST RATE RISK

The Company is exposed to interest rate changes primarily as a result of interest payable on its bank borrowings and interest receivable on its cash deposits. At March 31, 2006 the Company had cash and cash equivalents of approximately $5.98 million. Given the current levels of borrowings, the Company believes that a 1% change in interest rates would not have a material impact on consolidated income or cash flows. Holding the same variables constant, a 10% increase in interest rates would again have a negligible effect on interest payable.

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

In the six months ended March 31, 2006 compared to the equivalent period in 2005, the change in exchange rates had the effect of decreasing the Company's consolidated sales by $3.44 million, or 6.56%. Since most of the Company's international operating expenses are also conducted in local currencies, the change in exchange rates had the effect of decreasing operating expenses by $0.9 million for the six months ended March 31, 2006 compared to the comparable prior year period.

Additionally, our subsidiaries bill and receive payments from some of their foreign customers and are invoiced and pay certain of their overseas suppliers in the functional currencies of those customers and suppliers. Accordingly, the base currency equivalent of these sales and purchases is affected by changes in foreign currency exchange rate.

We manage the risk and attempt to reduce such exposure by periodically entering into short term forward exchange contracts. At March 31, 2006 the Company held forward contracts in place to sell Australian and New Zealand dollars to buy approximately 0.85 million US dollars.

The contract values were not materially different to the period end value of the contracts. A 10% strengthening or weakening of the US$ against its Australian counterpart could, however, result in the Company suffering losses or benefiting from gains of approximately $0.09 million had no forward contracts been taken out.

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

At March 31, 2006, the Company made an allowance of $1.46 million in respect of doubtful accounts which management believes is sufficient to cover all known or expected debt non-recoveries.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

These various class action suits were subsequently consolidated. Thereafter, the defendants filed certain Motions to Dismiss with regard to the Complaint and on October 19, 2005, the U.S. District Court for the Southern District of Florida in Re Spear & Jackson Securities Litigation entered its Order regarding these Motions. The Order denied the Company's motion as well as that of Mr. Crowley, the former Chief Executive Officer of Spear & Jackson. The Company responded to the Complaint having filed an answer and defenses and is proceeding with the discovery phase of the case. A trial date has been set for October 2006. The Court granted the Motion to Dismiss on behalf of Mr. Fletcher, the Company's interim Chief Executive Officer, and also granted the Motion to Dismiss of the Company's former independent auditor, Sherb & Co., LLP. The class plaintiff has since filed an appeal regarding the trial court's decision to dismiss the case against Sherb & Co., LLP, which appeal is presently pending. No appeal was filed with respect to the decision to dismiss the case against Mr. Fletcher.

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

Item 6.  Exhibits

(a)   Exhibits

10.4 Stock Purchase Agreement effected April 8, 2005 between PNC Tool Holdings LLC and Spear & Jackson, Inc.

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


SPEAR & JACKSON, INC.


May 15, 2006                            /s/ John Harrington, Jr.
                                        ------------------------
                                        John Harrington, Jr.
                                        Interim Chairman



May 15, 2006                            /s/ William Fletcher
                                        --------------------
                                        William Fletcher
                                        Acting Chief Executive Officer
                                        (Principal Executive Officer)



May 15, 2006                            /s/ Patrick J. Dyson
                                        ---------------------
                                        Patrick J. Dyson
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)