Form 10-Q
period 2006-06-30
SPEAR & JACKSON INC
filed 2006-08-14
CIK 1107206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         Commission file number 0-32013

                              SPEAR & JACKSON, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                 91-2037081
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

   401 South Lasalle Street, Suite 201,
           Chicago, Illinois                      60605
----------------------------------------        ----------
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

Registrant had 5,735,561 shares of Common Stock, $.001 par value per share, outstanding as of August 14, 2006.

                              Spear & Jackson, Inc.

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited) ............................      1

         Condensed Consolidated Statements of Operations -
         Three and Nine Months ended June 30, 2006 and 2005...........      1

         Condensed Consolidated Balance Sheets - June 30, 2006
         and September 30, 2005 (audited) ............................      2

         Condensed Consolidated Statements of Cash Flows -
         Nine Months ended June 30, 2006 and 2005 ....................      3

         Notes to Condensed Consolidated Financial Statements.........      4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...................................     22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..     56

Item 4.  Controls and Procedures .....................................     57

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................     57

Item 6.  Exhibits ....................................................     60

SIGNATURES ...........................................................     61

Certifications of Acting Chief Executive Officer and
 Chief Financial Officer pursuant to Section 302 .....................  EX 31

Certifications of Acting Chief Executive Officer and
 Chief Financial Officer pursuant to Section 906 .....................  EX 32

ITEM I. FINANCIAL STATEMENTS

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                       FOR THREE MONTHS                FOR THE NINE MONTHS
                                                                             ENDED                             ENDED
                                                                 ----------------------------      ----------------------------
                                                                   JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                                                     2006             2005             2006             2005
                                                                 -----------      -----------      -----------      -----------
Net sales ..................................................     $    24,647      $    25,954      $    75,145      $    78,412
Cost of goods sold .........................................          16,768           17,531           51,743           52,622
                                                                 -----------      -----------      -----------      -----------
Gross profit ...............................................           7,879            8,423           23,402           25,790

Operating costs and expenses:
 Selling, general and administrative expenses ..............           9,360            7,889           27,783           24,431

                                                                 -----------      -----------      -----------      -----------
Operating (loss) income ....................................          (1,481)             534           (4,381)           1,359

Other income (expense)
 Rental income .............................................              37               39              111              118
 Interest and bank charges (net) ...........................             (38)               9              (25)             (32)

                                                                 -----------      -----------      -----------      -----------
(Loss) income from continuing operations before
 unusual or infrequent items and income taxes ..............          (1,482)             582           (4,295)           1,445

Unusual or infrequent items:
 Manufacturing reorganization costs ........................            (592)            (269)          (1,820)            (269)
 Settlement of class action litigation .....................            (650)               -             (650)               -
 Gain on sale of land and buildings net of reorganization
  costs ....................................................               -                -                -            2,503

                                                                 -----------      -----------      -----------      -----------
(Loss) income from continuing operations before
 income taxes ..............................................          (2,724)             313           (6,765)           3,679

Income tax (provision) benefit .............................             (41)            (206)             272             (654)
                                                                 -----------      -----------      -----------      -----------
(Loss) income from continuing operations ...................          (2,765)             107           (6,493)           3,025
                                                                 -----------      -----------      -----------      -----------

Discontinued operations:

 Loss from discontinued operations
  (net of income taxes of $nil in 2006 and 2005)............             (14)             (42)            (101)            (414)
 Adjustment to previously recorded  loss on disposal
   of discontinued operations...............................               3                -               12                -

                                                                 -----------      -----------      -----------      -----------
Loss from discontinued operations ..........................             (11)             (42)             (89)            (414)
                                                                 -----------      -----------      -----------      -----------

Net (loss) income ..........................................     $    (2,776)     $        65      $    (6,582)     $     2,611
                                                                 ===========      ===========      ===========      ===========

Basic and diluted (loss) income per share:

From continuing operations .................................     $     (0.48)     $      0.02      $     (1.13)     $      0.31
From discontinued operations ...............................           (0.00)           (0.01)           (0.02)           (0.04)
                                                                 -----------      -----------      -----------      -----------
                                                                 $     (0.48)     $      0.01      $     (1.15)     $      0.26
                                                                 ===========      ===========      ===========      ===========

Weighted average shares outstanding ........................       5,735,561        6,197,527        5,735,561        9,893,257
                                                                 ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS EXCEPT SHARES)

                                                                                         AT JUNE 30,       AT SEPTEMBER 30,
                                                                                            2006                 2005
                                                                                        -----------        ----------------
                                                                                        (UNAUDITED)
                                       ASSETS

Current assets:
 Cash and cash equivalents .....................................................           $  6,321             $  7,289
 Trade receivables, net of allowance for doubtful accounts
    of $1,458 and $1,525 .......................................................             17,074               16,448
 Inventories ...................................................................             23,989               24,999
 Foreign taxes recoverable .....................................................                201                    -
 Deferred income tax asset, current portion ....................................              2,843                2,623
 Other current assets ..........................................................              1,168                1,316
                                                                                           --------             --------
    Total current assets .......................................................             51,596               52,675

 Property, plant and equipment, net ............................................             17,674               17,568
 Deferred income tax asset .....................................................             13,753               12,690
 Investments ...................................................................                405                  157
                                                                                           --------             --------
    Total assets ...............................................................           $ 83,428             $ 83,090
                                                                                           ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable .................................................................           $     13             $    752
 Trade accounts payable ........................................................              8,550                8,103
 Accrued expenses and other liabilities ........................................             12,720               11,241
 Foreign taxes payable .........................................................                153                   88
                                                                                           --------             --------
    Total current liabilities ..................................................             21,436               20,184
Other liabilities ..............................................................                756                  749
Pension liability ..............................................................             41,324               35,954

                                                                                           --------             --------
    Total liabilities ..........................................................             63,516               56,887
                                                                                           --------             --------
Stockholders' equity:
Common stock, 25,000,000 shares authorized $0.001 par value; 12,011,122
    issued and 5,735,561 shares outstanding ....................................                 12                   12
Additional paid in capital .....................................................             51,590               51,590
Accumulated other comprehensive income (loss):
    Minimum pension liability adjustment, net of tax ...........................            (45,744)             (43,751)
    Foreign currency translation adjustment, net of tax ........................             14,042               11,765
    Unrealized  gain (loss) on derivative instruments ..........................                  -                   (7)
Retained earnings ..............................................................                552                7,134
Less: 6,275,561 common stock held in treasury, at cost .........................               (540)                (540)
                                                                                           --------             --------
    Total stockholders' equity .........................................                     19,912               26,203
                                                                                           --------             --------
                                                                                           --------             --------
    Total liabilities and stockholders' equity .........................                   $ 83,428             $ 83,090
                                                                                           ========             ========

   The accompanying notes are an integral part of these financial statements.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                          FOR THE NINE MONTHS ENDED
                                                                                          -------------------------
                                                                                          JUNE 30,          JUNE 30,
                                                                                            2006              2005
                                                                                          ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income attributable to continuing and discontinued operations .........       $(6,582)           $ 2,611
 Adjustments to reconcile net (loss) income to net cash provided by (used in)
  operating activities:
   Depreciation ...................................................................         1,775              2,225
   Amortization of asset held for sale ............................................             -                 16
   Gain on sale of land and buildings .............................................             -             (2,503)
   Loss on sale of plant, property and equipment ..................................             2                 11
   Deferred income taxes ..........................................................          (566)               515
 Changes in operating assets and liabilities:
   Decrease in trade receivables ..................................................           104                256
   Decrease (increase) in inventories .............................................         1,681             (4,374)
   Decrease (increase) in other current assets ....................................           208               (394)
   Contributions paid to pension plan .............................................        (2,595)            (5,892)
   Increase in other non-current liabilities ......................................         6,181              3,028
   Increase in trade accounts payable .............................................           109                160
   Increase in accrued expenses and other liabilities .............................         1,144                721
   (Decrease) increase in foreign taxes payable ...................................          (108)                54
   Decrease in other liabilities ..................................................           (26)              (284)
                                                                                          -------            -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...............................         1,327             (3,850)
                                                                                          -------            -------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ......................................        (1,213)              (942)
  Proceeds from sale of property, plant and equipment .............................            86              8,616
  Purchase of equity investment ...................................................          (229)                 -
                                                                                          -------            -------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ...............................        (1,356)             7,674
                                                                                          -------            -------

FINANCING ACTIVITIES:
 Decrease in overdraft ............................................................          (773)               (67)
                                                                                          -------            -------
 NET CASH  USED IN FINANCING ACTIVITIES ...........................................          (773)               (67)
                                                                                          -------            -------
 Effect of exchange rate changes on cash and cash equivalents .....................          (166)              (303)

                                                                                          -------            -------

 CHANGE IN CASH AND CASH EQUIVALENTS ..............................................          (968)             3,454

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................................         7,289              5,090
                                                                                          -------            -------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................................       $ 6,321            $ 8,544
                                                                                          =======            =======

 SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest ........................................................       $    82            $    32
                                                                                          =======            =======
    Cash paid for taxes ...........................................................       $   402            $    85
                                                                                          =======            =======

 NON-CASH INVESTING AND FINANCING ACTIVITIES
     Common stock issued for acquisitions .........................................       $     -            $     -
                                                                                          =======            =======

   The accompanying notes are an integral part of these financial statements.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 1 - BASIS OF PRESENTATION

      These condensed consolidated financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The condensed consolidated financial statements include the accounts of Spear & Jackson Inc. (the Company) and its wholly owned subsidiaries, Mega Tools Ltd., Mega Tools USA, Inc., Megapro Tools, Inc., S and J Acquisition Corp., Spear & Jackson plc and Bowers Group plc. Both Spear & Jackson plc and Bowers Group plc are sub-holding companies and their business is carried out by the following directly and indirectly owned subsidiaries: Bowers Metrology Limited, Bowers Metrology UK Limited, Coventry Gauge Limited, CV Instruments Limited, Eclipse Magnetics Limited, Spear & Jackson (New Zealand) Limited, James Neill Canada Inc., James Neill Holdings Limited, James Neill U.S.A. Inc., Spear & Jackson (Australia) Pty Ltd., Magnacut Limited, Neill Tools Limited, Spear & Jackson Garden Products Limited, Spear & Jackson Holdings Limited, Spear & Jackson France S.A., Societe Neill France
S.A, CV Instruments Europe BV and Bowers Eclipse Equipment Shanghai Co. Limited.

      As further explained in note 4, below, the purchase of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc. (now Spear & Jackson, Inc.), which was completed on September 6, 2002, was treated as a reverse acquisition. The results and assets of discontinued operations are presented in accordance with Statement of Financial Accounting Standards ("SFAS") 14.

      All significant intercompany accounts and transactions have been eliminated on consolidation.

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to both the rules and regulations of the Securities and Exchange Commission and with instructions to Form 10-Q. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of June 30, 2006 and September 30, 2005, and the results of operations for the three and nine month periods ended June 30, 2006 and June 30, 2005 and cash flows for the nine month periods ended June 30, 2006 and June 30, 2005 have been included and that the disclosures are adequate to make the information presented not misleading. The balance sheet at September 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's and Subsidiaries' annual report on Form 10-K for the year ended September 30, 2005.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS - CONTINUED

      In November 2005, the Financial Accounting Standards Board (FASB) issued FSP No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The company has until November 2006 to make a one-time election to adopt the transition method. The company is currently evaluating FSP 123(R)-3; this one-time election will not affect operating income or net earnings.

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

      In March 2006, the Financial Accounting Standards Board issued Statement No. 156, Accounting for Servicing of Financial Assets as an amendment to Statement No. 140. Statement No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective for reporting periods beginning after September 15, 2006. We do not expect the adoption of SFAS 156 to have a material impact on our results of operations or financial condition.

      In June 2006, the Financial Accounting Standards Board ratified the consensus reached by the EITF on EITF Issue No. 05-01, Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer's Exercise of a Call Option ("EITF 05-01"). The EITF consensus applies to the issuance of equity securities to settle a debt instrument that was not otherwise currently convertible but became convertible upon the issuer's exercise of call option when the issuance of equity securities is pursuant to the instrument's original conversion terms. The adoption of EITF 05-01 is not expected to have a material impact on our results of operations or financial condition.

      In July 2006, Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes as an interpretation of Statement No. 109. This interpretation clarifies the application of Statement No. 109 by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

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

      As disclosed in the annual report on Form 10-K for the fiscal year ended September 30, 2005, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of the financial statements

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 3 - CRITICAL ACCOUNTING POLICIES - CONTINUED

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

      On April 21, 2005, Jacuzzi adopted a plan of disposition of the Company's common stock. On 23 March 2006, Jacuzzi Brands, Inc. ("Jacuzzi") and its subsidiary undertaking, USI American Holdings, Inc. ("USI" and together with Jacuzzi, the "Seller") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with United Pacific Industries Limited ("UPI"), a Bermuda Corporation, to sell its entire holding of 3,543,281 shares of the common stock (the "Shares") of Spear & Jackson, Inc. ("SJI") to UPI for $1.40 per share for an aggregate purchase price of $4,960,593. Such shares constitute all of the shares of SJI owned by the Seller.

      The representations, warranties and covenants made by Jacuzzi and UPI are typical for this type of transaction, and include a covenant that restricts Jacuzzi from soliciting or negotiating with a third party between the signing date of the Stock Purchase Agreement and the closing date of the transaction. Jacuzzi has also agreed that in connection with the closing of the transaction, it will, among other things, cause UPI's designees and one designee of Jacuzzi to be elected to the Board of Directors of Spear & Jackson, Inc. and will use commercially reasonable best efforts so that such UPI designees are in sufficient numbers to give UPI a majority of the Board of Directors of the Spear & Jackson, Inc. UPI has also agreed that it or any of its affiliates will not purchase any additional Common Stock during the period from the signing date of the Stock Purchase Agreement through one year following the closing at a price less than $1.40 per share.

      The purchase of the Shares by UPI contemplated by the Stock Purchase Agreement is subject to the receipt of a number of closing conditions, including approval by UPI's shareholders and the United Kingdom Pensions Regulator, and the receipt of certain other regulatory approvals as well as other customary closing conditions.

      The Seller and UPI then announced that they had entered into Amendment No. 1 dated May 4, 2006, ("Amendment No. 1 to the Stock Purchase Agreement") to extend the date by which the Seller and UPI were required to lodge the clearance application with the UK Pensions Regulator. The Seller and UPI subsequently received a comfort letter dated July 5 2006, issued by the UK Pensions Regulator (the "Comfort Letter"). The Seller and UPI have agreed to waive the condition contained in the Stock Purchase Agreement for a clearance from the UK Pensions Regulator and to accept the Comfort Letter in satisfaction of that condition.

      The trustees of Spear & Jackson, Inc.'s UK Pension Plan confirmed by a letter dated July 6, 2006 their acceptance of the UK Pensions Regulator's determination. The Seller and UPI subsequently announced that they had entered into Amendment No. 2 dated July 10, 2006, ("Amendment No. 2 to the Stock Purchase Agreement") to waive their respective requirements for a clearance from the UK Pensions Regulator and to accept in its place the Comfort Letter which states the UK Pensions Regulator is of the view, based on the information supplied to him in connection with the clearance application, that the change of control as a result of the sale by the Seller of all of its shares of Spear & Jackson, Inc. to UPI is not detrimental to the UK pension plan and the UK Pensions Regulator believes that a clearance is not necessary for the transaction.

      In addition, pursuant to the terms of Amendment No. 2 to the Stock Purchase Agreement, UPI agreed, subject to the Closing having occurred, to indemnify the Seller and JBI Holdings Limited (the "Jacuzzi Indemnified Parties") should the UK Pensions Regulator, regardless of the Comfort Letter, require any of the Jacuzzi Indemnified Parties to make a contribution or provide financial support in relation to the potential pension plan liabilities of SJI or its subsidiaries. In addition, UPI has also agreed that for a period of twelve months from the Closing Date, UPI will not, and will use its best efforts to ensure that neither Spear & Jackson, Inc. nor any of its subsidiaries will, take any action or omit to take any action that causes the UK Pensions Regulator, as a result of such action or omission, to issue a contribution notice against the Jacuzzi Indemnified Parties in relation to any UK pension plan in which Spear & Jackson, Inc. or any subsidiary of Spear & Jackson, Inc.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 4 - NATURE OF BUSINESS - CONTINUED

is an employer. Further, UPI agreed that for a period of twelve months from the Closing Date, that it will not (and will use its best efforts to ensure that neither Spear & Jackson, Inc. nor any subsidiary of Spear & Jackson, Inc. will) engage in any action or inaction which in relation to any such UK pension plan would fall within the UK Pension Regulation clearance guidance note dated April 2005 as a 'Type A' event unless UPI procures that clearance is issued by the UK Pensions Regulator in relation to such event in terms which confirm that no Jacuzzi Indemnified Party shall be linked to a financial support direction or contribution notice in respect of such event.

      On July 28, 2006 the purchase was formally completed.

      On June 22, 2006, Jacuzzi and UPI filed a preliminary Form 14C with the SEC announcing notice of change in control and of a majority of directors pursuant to section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder. The 14C indicated that three new directors would be designated by and elected to the Board of directors by UPI, to serve until the Company's next annual meeting. The 14C became effective on August 7, 2006, and the three new directors will replace the incumbent directors on about August 27, 2006. In the interim, the Board by resolution, appointed the three new directors--Lewis Hon Ching Ho, Andy Yan Wai Poon and Maria Yuen Man Lam--to the Board effective August 9, 2006.

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

NOTE 5 - DISCONTINUED OPERATIONS

      The following table presents the results of the Company's operations that have been reclassified as discontinued and the (loss) income that has been recorded in connection with the disposal of these businesses:

                                                                       FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                             ENDED                          ENDED
                                                                  ----------------------------  -----------------------------
                                                                      June 30,       June 30,       June 30,       June 30,
                                                                        2006          2005           2006           2005
                                                                  -------------  -------------  -------------   -------------
                                                           Note   (IN THOUSANDS) (IN THOUSANDS) (IN THOUSANDS)  (IN THOUSANDS)
Revenues reclassified to discontinued operations:
 Thread gauge measuring  division ..................        (a)       $     -        $   376        $   590        $ 1,226
                                                                      -------        -------        -------        -------
                                                                      $     -        $   376        $   590        $ 1,226
                                                                      =======        =======        =======        =======

Loss from discontinued operations:
Loss from operations of thread gauge measuring
 division ..........................................        (a)           (14)       $   (42)          (101)       $  (414)
                                                                      -------        -------        -------        -------
                                                                      $   (14)       $   (42)       $  (101)       $  (414)
                                                                      =======        =======        =======        =======

Adjustment to previously recorded loss on disposal
 of discontinued operations:
  Megapro screwdrivers division ....................        (b)             3        $     -             12        $     -
                                                                      -------        -------        -------        -------
                                                                      $     3        $     -        $    12        $     -
                                                                      =======        =======        =======        =======

                                                                      -------        -------        -------        -------
Total loss from discontinued operations net of taxes                  $   (11)       $   (42)       $   (89)       $  (414)
                                                                      =======        =======        =======        =======

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

      Having considered the future financial position of Megapro, the directors of Spear & Jackson, Inc. provided $97 against the recoverability of the balance of the sales proceeds which was outstanding at September 30, 2003. A further $187 was provided against this debt in the year ended September 30, 2004. It has now been agreed with Megapro that it will pay Canadian $54 (approximately $41) in settlement of those debts and this is being repaid in monthly installments of Canadian $5 (approximately $4) of which $27 was received in the year ended September 30, 2005. A further $12 has been received in the nine months ended June 30, 2006.

NOTE 6 - RETIREMENT BENEFIT PLAN

      The Company operates a contributory defined benefit pension plan covering certain of its employees in the United Kingdom based subsidiaries of Spear & Jackson plc. The benefits covered by the Plan are based on years of service and compensation history. Plan assets are primarily invested in equities, fixed income securities and Government Stocks.

      Pension costs amounted to $2,121 for the quarter ending June 30, 2006 and $1,001 for the same quarter last year. Pension costs for the nine months ending June 30, 2006 were $6,181 compared with $3,028 for the equivalent period last year. The net periodic costs include the following components:

                                                 FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                       ENDED                              ENDED
                                          -------------------------------   -------------------------------
                                             JUNE 30,         JUNE 30,         JUNE 30,        JUNE 30,
                                              2006              2005            2006             2005
                                          --------------   --------------   --------------   --------------
                                          (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Service cost ......................          $   546          $   453          $ 1,595          $ 1,369
Interest cost .....................            2,720            2,526            7,929            7,640
Expected return on plan assets ....           (2,568)          (2,656)          (7,493)          (8,034)
Recognition of actuarial loss .....            1,423              678            4,150            2,053

                                             -------          -------          -------          -------
Total Benefit cost ................          $ 2,121          $ 1,001          $ 6,181          $ 3,028
                                             =======          =======          =======          =======

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 6 - RETIREMENT BENEFIT PLAN  - CONTINUED

      The Company's funding policy with respect to the Plan is to contribute annually not less than the minimum required by applicable UK law and pension regulations. Amounts payable are determined on the advice of the Plan's actuaries. The Company has contributed $766 to the Plan in the quarter to June 30, 2006 (2005 $4,436) and $2,595 in the nine month period ended on that date (2005 $5,892). The Company anticipates that contributions of $3.3 million will be made in the year ending September 30, 2006 (2005 $10.2 million of which $3.0 million was in respect of annual ongoing employer contributions and $7.2 million related to a one-off special contribution into the Plan).

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                                      AT JUNE 30,           AT SEPTEMBER 30,
                                                                        2006                      2005
                                                                    --------------          ----------------
                                                                    (IN THOUSANDS)           (IN THOUSANDS)
Assets held and used:
 Land and buildings, at cost .....................                    $ 16,646                  $ 15,799
 Machinery, equipment and vehicles, at cost ......                      31,860                    35,331
 Furniture and fixtures, at cost .................                       1,239                     1,256
 Computer hardware, at cost ......................                       1,445                     1,244
 Computer software, at cost ......................                         318                       342
 Assets held under finance leases, at cost .......          (a)          2,271                     2,883
                                                                      --------                  --------
                                                                        53,779                    56,855
 Accumulated Depreciation ........................                     (36,105)                  (39,287)
                                                                      --------                  --------
        Net ......................................                    $ 17,674                  $ 17,568
                                                                      ========                  ========

(a) Included in property, plant and equipment at June 30, 2006 are capital leases with a net book value of $0.8 million (September 30, 2005 $0.9 million). The cost of these assets held under capital leases was $2.3 million (September 30, 2005 $2.9 million) and the accumulated depreciation relating to these assets was $1.5 million (September 30, 2005 $2.0 million).

NOTE 8 - INVENTORIES

                                                                      AT JUNE 30,            AT SEPTEMBER 30,
                                                                         2006                       2005
                                                                    --------------            -------------
                                                                    (IN THOUSANDS)            (IN THOUSANDS)
Finished products ..............................................       $ 18,799                  $ 19,740
In-process products ............................................          4,577                     6,481
Raw materials ..................................................          5,671                     5,320
   Less: allowance for slow moving and obsolete inventories ....         (5,058)                   (6,542)
                                                                       --------                  --------
                                                                       $ 23,989                  $ 24,999
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

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 9 - UNUSUAL OR INFREQUENT ITEMS

      (a) GAIN ON SALE OF LAND AND BUILDINGS NET OF REORGANIZATION COSTS

On January 28, 2005 the Company completed the sale of part of its industrial site at St. Paul's Road, Wednesbury, England, and on February 15, 2005 the Company also concluded the disposal of its warehouse and office facility in Boca Raton, Florida. Details of these sales are as follows:

                                                              WEDNESBURY      BOCA RATON
                                                                ENGLAND         FLORIDA         TOTAL
                                                            --------------  --------------  --------------
                                                            (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)
Sale proceeds net of selling, professional and
 other costs ............................................      $5,174          $3,427          $8,601
Less: net book value ....................................       2,223           3,168           5,391
                                                               ------          ------          ------
Gross profit on disposal ................................       2,951             259           3,210

Less: related reorganization costs (see below)...........         707               -             707
                                                               ------          ------          ------
                                                               $2,244          $  259          $2,503
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

      (b) MANUFACTURING REORGANIZATION COSTS

         On January 25, 2006, the Company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. All warehouse and distribution operations currently performed at this location will be transferred to the Company's principal UK manufacturing site in Sheffield. The manufacturing and assembly functions formally carried out at this site will now be out sourced to suppliers based outside the UK.

         The closure and relocation of the Wednesbury facility are to be completed by November 30, 2006 and the costs of this exercise are anticipated to be approximately $2.1 million. These costs include employee severance payments, site closure expenses, factory reorganization expenses, plant transfer costs and associated capital expenditure. In addition to the above, the Company announced in the current quarter that certain manufacturing operations carried out at its Atlas site in Sheffield ("Atlas") will also cease. Provision for employee severance costs in respect of the closure of these manufacturing operations has been made in the quarter ended June 30, 2006.

         As discussed, below, in footnote 14, "Subsequent Events", on July 27, 2006, Spear & Jackson, Inc.'s UK subsidiary, Spear & Jackson Garden Products Limited, completed the sale of the remaining element of the Wednesbury site for (pound)2.6 million sterling (approximately $4.7 million), excluding disposal costs, which will result in a gain on disposal of approximately $3.5 million.. Funds realized from the disposal are to be used to finance the closure costs with any excess sale proceeds being reinvested in other operational initiatives.

         The Wednesbury site closure and the production rationalization a Atlas form part of the Company's UK manufacturing reorganization program which has been initiated to regenerate and modernize key areas of the hand and garden tools business. The closures will enable the Company to consolidate its two UK hand and garden tool manufacturing sites and will allow the Company to develop a modern manufacturing, warehouse and distribution facility which will be well placed to meet the current and future needs of its customers.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 9 - UNUSUAL OR INFREQUENT ITEMS - CONTINUED

         As explained above, a surplus element of the Wednesbury site was sold in 2005 and provision was made at March 31, 2005 for various site reorganization costs that were to be incurred as a result of that partial sale. Certain of these costs will not now be incurred following the decision to close the remainder of the site and market the property for resale and such excess provisions have been released in the prior quarter.

         Costs provided in respect of the Wednesbury closure and the Atlas reorganization as at June 30, 2006 and amounts credited in respect of the release of excess provisions from prior periods are as follows:

                                                            THREE MONTHS      NINE MONTHS
                                                                ENDED            ENDED
                                                            JUNE 30, 2006    JUNE 30, 2006
                                                           --------------    --------------
                                                           (IN THOUSANDS)    (IN THOUSANDS)
Severance costs .........................................      $   351           $ 1,536
Fixed asset impairments .................................      $   145           $   145
Site closure costs ......................................           96               463
                                                               -------           -------
                                                                   592             2,144

Release of excess provisions accrued in prior periods....            -              (324)

                                                               -------           -------
Net reorganization costs.................................          592             1,820
                                                               =======           =======

         In addition to the net Wednesbury and Atlas reorganization costs of $1.8 million charged at June 30, 2006 it is anticipated that a further $0.1 million will be incurred in respect of the Wednesbury site closure on or before November 30, 2006 for which provision will be made in accordance with applicable financial reporting standards as and when liabilities for such charges crystallize.

      (c) SUMMARY OF PROVISIONS IN RESPECT OF THE UK MANUFACTURING AND REORGANIZATION PROGRAM

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

            (iii) $0.8million of impairment write-downs in respect of the plant and machinery involved in the restructured operations.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 9 - UNUSUAL OR INFREQUENT ITEMS - CONTINUED

         As discussed in (b), above, $1.8 million was also provided in respect of the Wednesbury site closure and Atlas manufacturing reorganization at June 30, 2006.

         The Company also has a further provision of $1.8 million in respect of other UK manufacturing reorganization and relocation costs that was set up in periods prior to the year ended September 30, 2005.

         In the period ended June 30, 2006, $0.5 million has been spent in respect of employee severance costs and other reorganization expenses for which provision was made at September 30, 2005 and as noted above, additional provisions of $0.6 million have been made in the period relating to the closure of the Wednesbury site and the reorganization of the production facilities at Atlas. The following are summaries of the movements in the quarter and the nine months ended June 30, 2006.

         The movements in the liability balance showing the utilization and other changes to the provisions referred to above that have occurred between April 1, 2006 and June 30, 2006 are as follows:

                                AT APRIL 1,      EXCHANGE           AMOUNTS           AMOUNTS          AT JUNE 30,
                                  2006           MOVEMENTS          PROVIDED       PAID/UTILIZED         2006
                              --------------   --------------    -------------     ---------------   --------------
                              (IN THOUSANDS)   (IN THOUSANDS)    (IN THOUSANDS)    (IN THOUSANDS)    (IN THOUSANDS)
(a) Included in Accrued Expenses and Other Liabilities:

Other UK reorganization
costs......................         1,655              109                -                 -             1,764
Wednesbury / Atlas costs...         1,454               53              465              (298)            1,674
Settlement of class
litigation.................             -                -              650                 -               650
                                  -------          -------          -------           -------           -------
                                  $ 3,109          $   162          $ 1,115           $  (298)          $ 4,088
                                  =======          =======          =======           =======           =======

(b) Included in Property, Plant and Equipment:

Asset impairments..........       $   787          $    53          $   127           $   (68)          $   899
                                  =======          =======          =======           =======           =======

Total......................       $ 3,896          $   215          $ 1,242           $  (366)          $ 4,987
                                  =======          =======          =======           =======           =======

The movements in the liability balance between October 1, 2005 and June 30, 2006 are as follows:

                                AT OCTOBER 1,      EXCHANGE           AMOUNTS           AMOUNTS          AT JUNE 30,
                                    2005           MOVEMENTS          PROVIDED       PAID/UTILIZED          2006
                               --------------    --------------    --------------    --------------    --------------
                               (IN THOUSANDS)    (IN THOUSANDS)    (IN THOUSANDS)    (IN THOUSANDS)    (IN THOUSANDS)

(a) Included in Accrued Expenses and Other Liabilities:

Wednesbury move costs........     $   444           $    (4)          $  (324)          $  (116)          $     -
Employee severance costs.....         402                (8)                0              (394)                -
Other UK reorganization
costs .......................       1,687                77                 -                 -             1,764
Wednesbury / Atlas costs ....           -                (6)            2,017              (337)            1,674
Settlement of class
 litigation..................           -                 -               650                 -               650
                                  -------           -------           -------           -------           -------
                                  $ 2,533           $    59           $ 2,343           $  (847)          $ 4,088
                                  =======           =======           =======           =======           =======

(b) Included in Property, Plant and Equipment:

Asset impairments............     $   803           $    37           $   127           $   (68)          $   899
                                  =======           =======           =======           =======           =======

Total........................     $ 3,336           $    96           $ 2,470           $  (915)          $ 4,987
                                  =======           =======           =======           =======           =======

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 9 - UNUSUAL OR INFREQUENT ITEMS - CONTINUED

      (c) SETTLEMENT OF CLASS ACTION LITIGATION

         As further explained, below, in footnote 13, "Legal Proceedings", on July 7, 2006, Spear & Jackson, Inc. entered into a Memorandum of Understanding whereby it agreed to pay $650,000 in settlement of the class action litigation, referred to in that note, in which it is a defendant. Provision has accordingly been made in the financial statements for the period ended June 30, 2006 for the payment of that sum.

NOTE 10 - INCOME TAXES

      Spear & Jackson is subject to income taxes in the US and in the other overseas tax jurisdictions where its principal trading subsidiaries operate. The (provision)/ benefit for US and foreign income taxes arising on continuing operations consists of:

                           FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                          ----------------------------    -----------------------------
                             JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                               2006            2005            2006            2005
                          ------------    ------------    ------------     ------------
                          IN THOUSANDS    IN THOUSANDS    IN THOUSANDS     IN THOUSANDS
Current tax charge......      $ (41)          $ (40)          $(294)          $(139)
Deferred tax  credit....          -            (166)            566            (515)
                              -----           -----           -----           -----
                              $ (41)          $(206)          $ 272           $(654)
                              =====           =====           =====           =====

      A reconciliation of the net benefit for income taxes compared with the amounts arising at the US federal rate is as follows:

                                                                FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                                        ENDED                              ENDED
                                                           ------------------------------      ------------------------------
                                                              JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                                2006              2005             2006              2005
                                                            ------------     ------------      ------------      ------------
                                                            IN THOUSANDS     IN THOUSANDS      IN THOUSANDS      IN THOUSANDS
Tax at US federal statutory income tax rate ........          $   958           $   (95)          $ 2,399           $(1,143)
Overseas tax at rates different to effective rate...             (190)              (13)             (526)             (109)

Adjustment to prior year overseas tax provisions....                -                 -               (89)                -

Gain on sale of UK property covered by losses
  brought forward ..................................                -                 -                 -               885
Settlement of class action litigation
                                                                 (179)                -              (179)                -
Permanent differences ..............................              (40)              (39)             (112)             (118)
Valuation allowance ................................             (590)              (59)           (1,221)             (387)
                                                              -------           -------           -------           -------
                                                              $   (41)          $  (206)          $   272           $  (654)
                                                              =======           =======           =======           =======

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 10 - INCOME TAXES - CONTINUED

      In the quarter ended June 30, 2006, the income tax benefit relating to the Company's U.S. and non-U.S. subsidiary losses has been offset by a valuation allowance based upon an assessment by management of the Company's ability to realize such benefits. In assessing the Company's ability to realize its deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax and other strategic planning initiatives. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through offset against future taxable income.

NOTE 11 - COMPREHENSIVE INCOME

      Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholder's equity. Comprehensive income and its components comprise the following:

                                                       FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                               ENDED                              ENDED
                                                    JUNE 30,           JUNE 30,          JUNE 30,          JUNE 30,
                                                      2006               2005             2006              2005
                                                  ------------      ------------      ------------      ------------
                                                  IN THOUSANDS      IN THOUSANDS      IN THOUSANDS      IN THOUSANDS
Total net (loss) income ......................       $(2,776)          $    65           $(6,582)          $ 2,611

Other comprehensive income (loss).............

   Additional minimum pension liability.... ..        (2,842)            2,477            (1,993)              548

   Foreign currency translation adjustments...         3,823            (4,168)            2,277              (891)
   Unrealized gains on derivative
    instruments...............................           (31)              (12)                7                45

                                                     -------           -------           -------           -------
Total comprehensive  (loss) income............       $(1,826)          $(1,638)          $(6,291)          $ 2,313
                                                     =======           =======           =======           =======

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

                                         SALES              LONG-LIVED ASSETS (A)            SALES           LONG-LIVED ASSETS (A)
                               -------------------------  ------------------------  ---------------------  -----------------------
                                  THREE MONTHS ENDED         THREE MONTHS ENDED       NINE MONTHS ENDED        NINE MONTHS ENDED
                                 JUNE 30,     JUNE 30,      JUNE 30,     JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,     JUNE 30,
                                   2006         2005          2006        2005         2006        2005       2006         2005
                               ----------  -----------    ----------   ----------   ---------   ---------  ----------    ---------
  Hand & garden tools ......   $   17,580  $    18,989    $    4,886   $    6,022   $  54,632   $  58,304  $    4,886    $   6,022
  Metrology tools ..........        4,103        4,585         2,967        2,383      12,728      12,985       2,967        2,383
  Magnetic products ........        2,964        2,756           159          625       8,375       8,349         159          625
  Corporate ................            -            -         9,662        9,442           -           -       9,662        9,442
                               ----------  -----------    ----------   ----------   ---------   ---------  ----------    ---------
   Total ...................   $   24,647  $    26,330    $   17,674   $   18,472   $  75,735   $  79,638  $   17,674    $  18,472
                               ==========  ===========    ==========   ==========   =========   =========  ==========    =========
Attributable to:
   Continuing operations ...   $   24,647  $    25,954    $   17,674   $   18,472   $  75,145   $  78,412  $   17,674    $  18,472
   Discontinued operations..   $        -  $       376    $        -   $        -   $     590   $   1,226  $        -    $       -
                               ----------  -----------    ----------   ----------   ---------   ---------  ----------    ---------
                               $   24,647  $    26,330    $   17,674   $   18,472   $  75,735   $  79,638  $   17,674    $  18,472
                               ==========  ===========    ==========   ==========   =========   =========  ==========    =========

                                     DEPRECIATION            CAPITAL EXPENDITURE         DEPRECIATION        CAPITAL EXPENDITURE
                               -------------------------  -----------------------   ---------------------  -----------------------
                                  THREE MONTHS ENDED         THREE MONTHS ENDED       NINE MONTHS ENDED        NINE MONTHS ENDED
                                 JUNE 30,     JUNE 30,      JUNE 30,     JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                   2006         2005          2006        2005        2006        2005        2006        2005
                               ----------  -----------    ----------   ----------   ---------   ---------  ----------    ---------
  Hand & garden tools ......   $      478  $       467    $       83   $      247   $   1,215   $   1,412  $      621    $     819
  Metrology tools ..........           77          110            46           53         173         395         583          119
  Magnetic products ........           86           69             2            -         236         241           9            4
  Corporate ................           50           56             -            -         151         177           -            -
                               ----------  -----------    ----------   ----------   ---------   ---------  ----------    ---------
   Total ...................   $      691  $       702    $      131   $      300   $   1,775   $   2,225  $    1,213    $     942
                               ==========  ===========    ==========   ==========   =========   =========  ==========    =========
Attributable to:
   Continuing operations ...   $      691  $       702    $      131   $      300   $   1,775   $   2,225  $    1,213    $    942
                               ==========  ===========    ==========   ==========   =========   =========  ==========    =========

                                OPERATING (LOSS) INCOME       NET INTEREST            OPERATING INCOME            NET INTEREST
                               -----------------------   ------------------------   ---------------------  -----------------------
                                  THREE MONTHS ENDED        THREE MONTHS ENDED         NINE MONTHS ENDED      NINE MONTHS ENDED
                                 JUNE 30,     JUNE 30,    JUNE 30,    JUNE 30,       JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                   2006         2005        2006        2005           2006        2005        2006       2005
                               ----------  -----------    ----------   ----------   ---------   ---------  ----------    ---------
  Hand & garden tools ......   $   (1,717) $         5    $      (73)  $      (59)  $  (4,237)  $     158  $     (109)   $    (162)
  Metrology tools ..........          343          187            (2)          (2)        941         790         (15)          (9)
  Magnetic products ........          192          346            (1)          (3)        387         887          (4)          (8)
  Corporate ................         (310)         (46)           38           73      (1,561)       (890)        103          147
                               ----------  -----------    ----------   ----------   ---------   ---------  ----------    ---------
   Total ...................   $   (1,492)     $ 492      $      (38)  $        9   $  (4,470)  $     945  $      (25)   $     (32)
                               ==========  ===========    ==========   ==========   =========   =========  ==========    =========
Attributable to:
   Continuing operations ...   $   (1,481) $       534    $      (38)  $        9   $  (4,381)  $   1,359  $      (25)   $     (32)
   Discontinued operations..   $      (11) $       (42)   $        -   $        -   $     (89)  $    (414) $        -    $       -
                               ----------  -----------    ----------   ----------   ---------   ---------- ----------    ---------
                               $   (1,492) $       492    $      (38)  $        9   $  (4,470)  $     945  $      (25)   $     (32)
                               ==========  ==========     ==========   ==========   =========   ========== ==========    =========

(a) Represents property, plant and equipment, net.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

The following table presents certain data by geographic areas (in thousands):

                                        SALES (A)        LONG-LIVED ASSETS (B)         SALES (A)         LONG-LIVED ASSETS (B)
                                 ---------------------  ----------------------   ---------------------   ---------------------
                                    THREE MONTHS ENDED   THREE MONTHS ENDED        NINE MONTHS ENDED      NINE MONTHS ENDED
                                  JUNE 30   JUNE 30      JUNE 30    JUNE 30      JUNE 30      JUNE 30    JUNE 30     JUNE 30
                                   2006       2005        2006        2005         2006        2005       2006        2005
                                 --------   ----------  --------    ----------   --------     --------   --------    ---------
  United Kingdom...............  $ 10,893   $ 11,851    $ 15,800    $ 16,684     $ 33,402     $ 34,472   $ 15,800    $ 16,684
  Europe.......................     5,668      5,355       1,171       1,169       16,923       17,115      1,171       1,169
  Australasia..................     3,366      3,591         389         619       10,433       10,993        389         619
  North America ...............     1,836      2,097           -           -        5,360        5,616          -           -
  China and Rest of World......     2,884      3,436         314           -        9,617       11,442        314           -
                                 --------   --------    --------    --------     --------     --------   --------    --------
     Total.....................  $ 24,647   $ 26,330    $ 17,674    $ 18,472     $ 75,735     $ 79,638   $ 17,674    $ 18,472
                                 ========   ========    ========    ========     ========     ========   ========    ========
Attributable to:
     Continuing operations.....  $ 24,647   $ 25,954    $ 17,674    $ 18,472     $ 75,145     $ 78,412   $ 17,674    $ 18,472
     Discontinued operations...  $      -   $    376    $      -    $      -     $    590     $  1,226   $      -    $      -
                                 --------   --------    --------    --------     --------     --------   --------    --------
                                 $ 24,647   $ 26,330    $ 17,674    $ 18,472     $ 75,735     $ 79,638   $ 17,674    $ 18,472
                                 ========   ========    ========    ========     ========     ========   ========    ========

                                     DEPRECIATION        CAPITAL EXPENDITURE        DEPRECIATION          CAPITAL EXPENDITURE
                                 ---------------------  ----------------------   ---------------------   ---------------------
                                    THREE MONTHS ENDED   THREE MONTHS ENDED        NINE MONTHS ENDED      NINE MONTHS ENDED
                                  JUNE 30   JUNE 30      JUNE 30    JUNE 30      JUNE 30      JUNE 30    JUNE 30     JUNE 30
                                   2006       2005        2006        2005         2006        2005       2006        2005
                                 --------   ----------  --------    ----------   --------     --------   --------    ---------
  United Kingdom...............  $    590   $    602    $     89    $    239     $  1,495     $  1,937   $    938    $    607
  Europe.......................        37         33          13          35          110           89         47          75
  Australasia..................        50         67           9          26          156          199         29         260
  China and Rest of World......        14          -          20           -           14            -        199           -
                                 --------   --------    --------    --------     --------     --------   --------    --------
     Total.....................  $    691   $    702    $    131    $    300     $  1,775     $  2,225   $  1,213    $    942
                                 ========   ========    ========    ========     ========     ========   ========    ========
Attributable to:
     Continuing operations.....  $    691   $    702    $    131    $    300     $  1,775     $  2,225   $  1,213    $    942
                                 ========   ========    ========    ========     ========     ========   ========    ========

                                   OPERATING (LOSS)
                                      INCOME                NET INTEREST          OPERATING INCOME          NET INTEREST
                                 ---------------------  ----------------------   ---------------------   ---------------------
                                    THREE MONTHS ENDED   THREE MONTHS ENDED        NINE MONTHS ENDED      NINE MONTHS ENDED
                                  JUNE 30   JUNE 30      JUNE 30    JUNE 30      JUNE 30      JUNE 30    JUNE 30     JUNE 30
                                   2006       2005        2006        2005         2006        2005       2006         2005
                                 --------   ----------  --------    ----------   --------     --------   --------    ---------
  United Kingdom...............  $ (1,250)  $    565    $    (40)   $     23     $ (4,199)    $  1,071   $    (72)   $     40
  Europe.......................        41         95         (45)        (42)         401          450        (87)       (144)
  Australasia..................       (82)       (25)         12           7          (97)          92         37          36
  North America ...............      (155)      (143)         35          21         (405)        (668)        97          36
  China and Rest of World .....       (46)         -           -           -         (170)
                                 --------   --------    --------    --------     --------     --------   --------    --------
     Total.....................  $ (1,492)  $    492    $    (38)   $      9     $ (4,470)    $    945   $    (25)   $    (32)
                                 ========   ========    ========    ========     ========     ========   ========    ========
Attributable to:
     Continuing operations.....  $ (1,481)  $    534    $    (38)   $      9     $ (4,381)    $  1,359   $    (25)   $    (32)
     Discontinued operations...     $ (11)  $    (42)   $      -    $      -        $ (89)    $   (414)  $      -    $      -
                                 --------   --------    --------    --------     --------     --------   --------    --------
                                 $ (1,492)  $    492    $    (38)   $      9     $ (4,470)    $    945   $    (25)   $    (32)
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

NOTE 13 - LEGAL PROCEEDINGS - CONTINUED

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

      These various class action suits were subsequently consolidated. Thereafter, the defendants filed certain Motions to Dismiss with regard to the Complaint and on October 19, 2005, the U.S. District Court for the Southern District of Florida in Re Spear & Jackson Securities Litigation entered its Order regarding these Motions. The Order denied the Company's motion as well as that of Mr. Crowley, the former Chief Executive Officer of Spear & Jackson. The Company is in the process of preparing its answer and defenses to the Complaint. The Court granted the Motion to Dismiss on behalf of Mr. Fletcher, the Company's interim Chief Executive Officer, and also granted the Motion to Dismiss on behalf of the Company's former independent auditor, Sherb & Co., LLP. The class plaintiff has since filed an appeal regarding the trial court's decision to dismiss the case against Sherb & Co., LLP, which appeal is presently pending. No appeal was filed with respect to the decision to dismiss the case against Mr. Fletcher.

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

      On July 7, 2006 the US District Court for the Southern District of Florida issued a Memorandum of Understanding ("MOU") which confirmed that the plaintiffs and defendants in the class action had reached an agreement in principle for the settlement of this litigation, subject to Court approval. The MOU outlines the general terms of the settlement ("the Settlement") and is intended to be supplemented by a Stipulation and Agreement of Settlement that is to be issued at a later date.

      In settlement of the class action the defendants will pay a sum of $650,000 which is to be deposited by S&J into a Qualified Settlement Fund within thirty days of the date of the MOU.

      Following the execution of the MOU, the lead plaintiffs will commence discovery procedures to confirm the fairness and reasonableness of the Settlement. The plaintiffs retain the right to terminate the Settlement if such discovery reveals that the Settlement is not fair, reasonable and adequate. Subject to these discovery procedures confirming the adequacy of the Settlement, all parties have agreed to use their best efforts to finalize an appropriate Stipulation of Settlement and any other relevant documentation necessary to obtain approval by the Court of the settlement of this action.

      If the Settlement outlined in the MOU is not approved by the Court or, if subsequently terminated, the terms of the above Settlement will be without prejudice, any settlement amounts already paid will be returned and parties will revert to their litigation positions immediately prior to the MOU.

      On September 6, 2005, the Company was served with a Shareholder Derivative Complaint filed on June 1, 2004 in the Circuit Court for Palm Beach County, Florida (Case No. CA005068). The suit names, in addition to the Company, which is a nominal defendant, present and former directors and the Company's prior independent auditors, Sherb & Co. LLP., as defendants. The suit contains essentially the same factual allegations as the SEC suit, which was filed in April 2004 in the U. S. District Court for the Southern District of Florida, and the series of class actions claims initiated in the U.S. District Court, but alleges state law claims of breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and lack of reasonable care by various or all the defendants. The Company will evaluate the Complaint and file its response at the appropriate time. In addition, the Company is currently in settlement discussions in an effort to resolve the matter.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 13 - LEGAL PROCEEDINGS - CONTINUED

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

NOTE 14 - SUBSEQUENT EVENTS

      On July 27, 2006, Spear & Jackson, Inc.'s UK subsidiary, Spear & Jackson Garden Products Limited, completed the sale of the remaining element of its industrial site at St. Paul's Road, Wednesbury, England, for a price of (pound)2.6 million sterling (approximately $4.7 million), excluding disposal costs. On the same date Spear & Jackson Garden Products Limited entered into a lease agreement with the new owners of the Wednesbury property to rent, for a nominal peppercorn value, the premises until November 30, 2006, by which date the company is now required to vacate the site. The gain arising on the sale of the premises will amount to approximately $3.5 million.

      On July 28, 2006, the company's majority 61.8% shareholder, Jacuzzi Brands, Inc, completed the sale of its holding of 3,543,281 shares of the common stock of Spear & Jackson, Inc. to United Pacific Industries Limited, a Bermuda corporation.

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

As explained above, a significant proportion of sales are made by our businesses, particularly those in the UK, into foreign export markets. We anticipate that the portion of our total revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new business partners and strengthening our presence in key growth areas. These overseas interests will therefore be subject to various financial and operating risks that arise from conducting business internationally, including:

      o unexpected changes in, or the imposition of, additional legislative or regulatory requirements in the various geographical regions where the Company operates;

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

RISKS RELATED TO RAW MATERIAL AND ENERGY COSTS:

The prices of many of the Company's raw materials vary with market conditions. In addition, the price of many of the Company's finished goods, component parts and assemblies that are purchased from overseas' suppliers are impacted by changes in currency rates, freight costs and raw materials at the point of production.

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

RISKS RELATING TO THE OUTCOME OF PENDING AND FUTURE LITIGATION AND GOVERNMENTAL OR REGULATORY PROCEEDINGS:

As discussed in the footnotes to the condensed consolidated financial statements, we are involved in various pending litigation matters arising out of Derivative and Class Action claims and also from the ordinary routine conduct of our business, including, from time to time, litigation relating to such items as commercial transactions, contracts, and environmental matters. The final outcome of these matters, cannot always be determined with certainty and such actions may therefore have a material adverse effect on the Company's financial position and its results of operations or cash flows.

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

RISKS ASSOCIATED WITH MAJORITY STOCKHOLDER

As detailed in the footnotes to the condensed consolidated financial statements, on July 28, 2006, the Company's majority stockholder, Jacuzzi Brands, Inc. ("Jacuzzi"), completed the sale of its 61.8% stockholding in Spear & Jackson, Inc. to United Pacific Industries Limited, a Bermuda corporation, and its wholly-owned subsidiary Pantene Global Holdings Limited (collectively, "UPI"). This change in ownership and control of the Company may have a significant impact on its future strategy, the way that it conducts its operations and the size and composition of its earnings and net assets, since UPI can influence substantially all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as acquisitions, the ability to block an unsolicited tender offer and any other matter requiring a vote of shareholders.

Additionally, based on its majority ownership, UPI is in position to complete a merger or other transaction involving the Company, subject to compliance with applicable regulatory requirements, which could result in the elimination of minority stockholders. UPI paid Jacuzzi $1.40 per share for its shares of common stock of the Company. UPI has agreed that for a one-year period following the closing of its acquisition of the majority interest in the Company, if UPI or any of its affiliates acquire any additional shares of the Company, the purchase price per share will not be less than $1.40. However, UPI is under no obligation to acquire any additional shares of the Company and the Company has no knowledge, of UPI's intention to in this regard.

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

There has been no material change in our risk factors from those described on pages 12 to 16 in our Form 10-K for the fiscal year ended September 30, 2005 except as in respect of the recent change in control of the Company and the addition of new directors . In evaluating any forward-looking statements, you should consider various risk factors, including those summarized above, and, those described in the other sections of this report, in the other reports the Company files with the SEC and in the Company's press releases. Such factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update the statements, or disclose any difference between its actual results and those reflected in the statements. With respect to all such forward-looking statements, the Company seeks the protection afforded by the Private Securities Litigation Reform Act of 1995.

CORPORATE ORGANIZATION

OVERVIEW

Spear & Jackson, Inc. currently conducts its business operations through its wholly owned subsidiaries, Spear & Jackson plc and Bowers Group plc, and, until September 30, 2003, Mega Tools Ltd and Mega Tools USA, Inc. A brief summary of our corporate organizational history is as follows:

(a) Incorporation of Megapro Tools, Inc.

The Company was incorporated under the name Megapro Tools, Inc., on December 17, 1998 under the laws of the State of Nevada. The Company was inactive until the acquisition of Mega Tools Ltd and Mega Tools USA, Inc., by means of a reverse acquisition, on September 30, 1999.

(b) Incorporation of Mega Tools Ltd and Mega Tools USA, Inc.

Mega Tools Ltd was incorporated in British Columbia, Canada, on January 7, 1994. Mega Tools USA Inc. was incorporated under the laws of the State of Washington on April 18, 1994. Prior to the acquisition by Megapro Tools, Inc., Mega Tools USA Inc. was operated as a subsidiary of Mega Tools Ltd.

(c) The acquisition of Mega Tools Ltd and Mega Tools USA, Inc. by Megapro Tools, Inc.

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

(d) The acquisition of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc.

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

(e) Change of Name to Spear & Jackson, Inc.

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

(f) Acquisition of Majority Interest by Jacuzzi Brands, Inc.

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

On April 11, 2005 Jacuzzi agreed to the termination of a previous letter agreement dated September 6, 2002, which supplemented the Stockholders' Agreement of the same date. The letter agreement required Jacuzzi to vote a substantial portion of its voting stock in the Company in proportion to the vote of other shareholders of the Company. At the time the letter agreement was executed, Jacuzzi was a principal, but a minority shareholder of the Company. As explained above, with the recent return to the capital of the Company of the majority shareholder interest previously held by PNC, Jacuzzi then held a majority capital stock interest in the company, and the continuation of the letter agreement was no longer considered necessary for the fulfillment of its original intent. Jacuzzi also provided a general release to the Company and its affiliates excepting Mr. Crowley and his spouse.

(g) Disposal of Majority Interest by Jacuzzi to United Pacific Industries
Limited

On April 21, 2005, Jacuzzi adopted a plan of disposition of the Company's common stock. On March 23, 2006, Jacuzzi and its subsidiary undertaking, USI American Holdings, Inc. ("USI" and, together with Jacuzzi, "the Seller") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement" with United Pacific Industries Limited ("UPI"), a Bermuda Corporation, whose shares are traded on the Hong Kong Exchange, to sell its entire holding of 3,543,281 shares of the common stock ("the Shares") of Spear & Jackson, Inc. to UPI for $1.40 per share for an aggregate purchase price of $4,960,593.

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

The purchase of the Shares by UPI contemplated by the Stock Purchase Agreement is subject to the satisfaction of a number of closing conditions, including approval by UPI's shareholders and the United Kingdom Pensions Regulator, and receipt of certain other regulatory approvals as well as other customary closing conditions. A copy of the Stock Purchase Agreement is on file with the SEC in connection with the filing by Jacuzzi of a Schedule 13D/A on March 27, 2006.

The Seller and UPI entered into Amendment No. 1 dated as of May 4, 2006 ("Amendment No. 1 to the Stock Purchase Agreement") to extend the date by which the Seller and UPI were required to lodge the clearance application with the UK Pensions Regulator. The Seller and UPI subsequently received a comfort letter dated July 5, 2006 issued by the UK Pensions Regulator (the "Comfort Letter"). The Seller and UPI have agreed to waive the condition contained in the Stock Purchase Agreement for a clearance from the UK Pensions Regulator and to accept the Comfort Letter in satisfaction of that condition.

The trustees of Spear & Jackson, Inc.'s UK Pension Plan confirmed by a letter dated July 6, 2006 their acceptance of the UK Pensions Regulator's determination. The Seller and UPI then entered into Amendment No. 2 dated as of July 10, 2006 ("Amendment No. 2 to the Stock Purchase Agreement") to waive their respective requirements for a clearance from the UK Pensions Regulator and to accept in its place the Comfort Letter which states the UK Pensions Regulator is of the view, based on the information supplied to him in connection with the clearance application, that the change of control as a result of the sale by the Seller of all of its shares of Spear & Jackson, Inc. to UPI is not detrimental to the UK pension plan and the UK Pensions Regulator believes that a clearance is not necessary for the transaction.

In addition, pursuant to Amendment No. 2 to the Stock Purchase Agreement, UPI agreed, subject to the Closing having occurred, to indemnify the Seller and JBI Holdings Limited (the "Jacuzzi Indemnified Parties") should the UK Pensions Regulator, regardless of the Comfort Letter, require any of the Jacuzzi Indemnified Parties to make a contribution or provide financial support in relation to the potential pension plan liabilities of SJI or its subsidiaries. In addition, UPI has also agreed that for a period of 12-months from the Closing Date, UPI will not, and will use its best efforts to ensure that neither Spear & Jackson, Inc. nor any of its subsidiaries will, take any action or omit to take any action that causes the UK Pensions Regulator, as a result of such action or omission, to issue a contribution notice against the Jacuzzi Indemnified Parties in relation to any UK pension plan in which Spear & Jackson, Inc. or any subsidiary of Spear & Jackson, Inc. is an employer. Further, UPI agreed that for a period of 12-months from the Closing Date, that it will not (and will use its best efforts to ensure that neither Spear & Jackson, Inc. nor any subsidiary of Spear & Jackson, Inc. will) engage in any action or inaction which in relation to any such UK pension plan would fall within the UK Pension Regulation clearance guidance note dated April 2005 as a 'Type A' event unless UPI procures that clearance is issued by the UK Pensions Regulator in relation to such event in terms which confirm that no Jacuzzi Indemnified Party shall be linked to a financial support direction or contribution notice in respect of such event.

Closing occurred on July 28, 2006.

On June 22, 2006, Jacuzzi and UPI filed a preliminary Form 14C with the SEC announcing notice of change in control and of a majority of directors pursuant to section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder. The 14C indicated that three new directors would be designated by and elected to the Board of directors by UPI, to serve until the Company's next annual meeting. The 14C became effective on August 7, 2006, and the three new directors will replace the incumbent directors on about August 27, 2006. In the interim, the Board by resolution, appointed the three new directors--Lewis Hon Ching Ho, Andy Yan Wai Poon and Maria Yuen Man Lam--to the Board effective August 9, 2000.

As previously reported by the Company, on July 28, 2006, Jacuzzi Brands, Inc., together with USI American Holdings, Inc., completed the sale of their shares of common stock of Spear & Jackson (representing a majority interest) to United Pacific Industries Limited, which shares are held by United Pacific Industries Limited's wholly-owned subsidiary Pantene Global Holdings Limited (collectively, "UPI"). On August 7, 2006, the Company filed with the Securities and Exchange Commission, and mailed to the Company's stockholders, an Information Statement pursuant to Sections 14(c) and 14(f) of the Securities Exchange Act of 1934, as amended, disclosing the intention of UPI to execute a written consent, as majority stockholder, electing to the Board of Directors the following UPI nominees: Lewis Hon Ching Ho; Andy Yan Ywai Poon; and Maria Yuen Man Lam. On August 9, 2006, the Board of Directors expanded the Board of Directors from three members to six members and elected as additional directors Messrs. Ho and Poon and Ms. Lam. Information concerning the backgrounds of the new Directors is included in the Information Statement under the heading "Information Regarding the Executive Officers and New Directors".

The Board of Directors elected the new Directors as a means to facilitate the transition from the prior Board of Directors to the new Board of Directors. At the present time, Messrs. Harrington, Fletcher and Dinerman will continue to serve as Directors together with the newly elected Directors. No new officers have been elected as yet by the Company. Soneet Kapila will continue to serve as Corporate Monitor for the Company.

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

FURTHER CHANGES TO CORPORATE ORGANIZATION

During the year ended September 30, 2005 the Company set up a new sales and distribution facility, CV Instruments BV, in Maastricht, Holland. This new facility specializes in the distribution of portable hardness testing equipment manufactured in China and the sale of general engineers hand tools. Additionally, an allied manufacturing, quality control and distribution centre, Bowers Eclipse Equipment Shanghai Co. Limited, has been established in Shanghai, China and is expected to be fully operational as a distribution and manufacturing unit during the first quarter of fiscal 2007.

EXIT FROM SCREWDRIVER AND THREAD GAUGE MEASURING OPERATIONS

With effect from September 30, 2003 the Company exited its screwdriver operations following the disposition of the trade and assets of Mega Tools Ltd and Mega Tools USA, Inc.

The disposition of the trade and assets of the screwdriver division was undertaken by Neil Morgan who was then heading up the division. The Company believed that no specific authorization was afforded to Mr. Morgan to undertake that disposition. The disposition proceeds were in the form of $284,000 of loan notes and other receivables and the discharge of a loan of $100,000 owed by the Company to the managing director of the screwdriver division. Full provision was made in the Company's financial statements against the recoverability of these disposition proceeds. It has now been agreed with Megapro that it will pay Canadian $ 53,900 (approximately $41,000) in settlement of those debts and this is being paid in monthly installments of Canadian $5,000 (approximately $3,800).$27,000 was received in the year ended September 30, 2005 and a further $12,000 has been received in the nine months to June 30, 2006.

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

SUMMARY OF PRINCIPAL OPERATIONS

Spear & Jackson, Inc., through its principal operating entities, as disclosed in footnote 1 to the condensed consolidated financial statements, manufactures and distributes a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools primarily in the United Kingdom, Europe, Australasia, North and South America, Asia and the Far East. These products are manufactured and distributed under various brand names including:

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

3) The Company's metrology division comprises:

MOORE & WRIGHT which manufactures a wide variety of products including: low technology measuring tools and hand held gauges for checking the threads, diameters and tapers of machined components. This division has supplemented its manufactured products with a range of factored items.

BOWERS METROLOGY which is a manufacturer of high specification metrology instruments including precision bore gauges that measure the diameter of machined components. In addition to the core range of bore gauges, the Company also manufactures universal gauges and hardness testing equipment.

In December 2004, the division secured the European distributorship rights for a range of premier portable hardness testers sourced from China. This distribution operation is operated through a specifically formed Dutch subsidiary company, CV Instruments Europe BV, based in Maastricht, Holland. An allied manufacturing, quality control and distribution centre, Bowers Eclipse Shanghai Equipment Limited, was established in Shanghai, China, during the year ended September 30, 2006.

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

The Company's policy is to support its core product offering with a pipeline of new products and range extensions. For example, in the current quarter, Bowers Metrology launched the new "Snapmatic" range of high precision snap gauges at the biennial MACH tradeshow in May 2006. The first major shipments are forecast in quarter four of the current financial year.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 10-K filing for the year ended September 30, 2005 included a detailed discussion which addressed our most critical accounting policies. The quarterly financial statements for the period ended June 30, 2006, attached hereto, should therefore be read in conjunction with that discussion.

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

OVERVIEW

When compared to the equivalent periods last year, the results for the quarter and nine months ended June 30, 2006 show a decrease in both net sales and gross profit . Allied to this, increases in both selling, general and administrative expenses and charges in respect of unusual or infrequent items have resulted in a net loss for the periods under review.

Sales of $24.65 million for the quarter ended June 30, 2006 show a decrease of $1.30 million (5.04%) when compared to sales of $25.95 million achieved in the comparable period last year. This decrease is primarily due to lower sales volumes, adverse currency exchange fluctuations, and increased sales rebates. Amongst the principal factors behind the decreased volumes were the disappointing UK and overseas sales in our Neill Tools and Robert Sorby divisions. For the nine months ended June 30, 2006, sales of $75.14 million were $3.27 million (4.14%) lower than sales of $78.41 million recorded in the nine months ended June 30, 2005, with the negative impact of adverse currency exchange fluctuations being only partially mitigated by sales volume increases.

Gross profit was $7.88 million for the quarter ended June 30, 2006 compared to $8.42 million for the comparative period last year, a reduction of 6.41%. For the nine months ended June 30, 2006 gross profit was $23.40 million (2005:
$25.79 million), a decrease of 9.27%.

Direct costs are still being adversely affected by increases in prices for our principal raw materials of steel, plastic, cobalt and nickel and increases in utility costs. Margins were further diluted by the change in sales mix in the hand and garden division where higher sales of factored garden power tools were made at the expense of better margins on industrial hand tool product lines.

Selling, general and administrative expenses have increased by $1.47 million (18.65%) to $9.36 million in the three months ended June 30, 2006. In the nine month period under review, costs have increased by $3.35 million (13.72%)from $24.43 million in 2005 to $27.78 million in 2006. This is primarily due to increases in the non-cash FAS 87 pension charge of $1.12 million and $3.15 million, respectively, for the three and nine month periods ended June 30, 2006. Additionally, inflationary increases and increased selling and distribution expenses have further caused these costs to rise. Such increases have been partially offset, however, by the beneficial movement in the US$/Sterling cross rate, reduced head office legal costs and the effects of local reorganization and cost-cutting measures.

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

Costs in respect of unusual and infrequent items of $1.24 million have been incurred in the quarter ended June 30, 2006 (2005: $0.27 million) and $2.47 million in the nine month period ended on that date (2005: credit of $2.23 million). In January 2006 the Company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. A sale of this site was concluded on July 27, 2006 at a price of (pound)2.6 million (approximately $4.5 million). Additionally, the Company announced in the current quarter that certain manufacturing operations carried out at its Atlas site in Sheffield, England, will also cease. The site closure and Atlas reorganization form part of the Company's UK manufacturing restructuring program that has been initiated to regenerate and modernize key areas of the hand and garden tools business. Costs provided in respect of the site closure and reorganization for the quarter and nine month period ended June 30, 2006 were $0.59 million and $1.82 million, respectively. The charge for the nine months to June 30, 2006 is stated net of a credit of $0.33 million representing the release of certain provisions associated with a reorganization of the Wednesbury site that was initiated in March 2005. As a result of the closure of the site, these provisions are no longer required and they have accordingly been released.

As further discussed, below, in Part II, Item 1, "Legal Proceedings", on July 7, 2006, Spear & Jackson, Inc. entered into a Memorandum of Understanding whereby it agreed to pay $0.65 million in settlement of the class action litigation, referred to in that note, in which it is a defendant. Provision has accordingly been made in the financial statements for the period ended June 30, 2006 for the payment of that sum.

fThe results for the nine months ended June 30, 2005 benefited from the gain of $2.50 million arising on the disposal of part of the company's manufacturing site at Wednesbury, England. There is no comparable item in fiscal 2006.

As a result of lower margins, higher overhead costs, manufacturing reorganization provisions, property disposal gains in 2005 that were not repeated in 2006 and litigation settlement costs, the Company's result from continuing activities before taxation has moved from an income of $0.31 million in the quarter to June 30, 2005 to a $2.72 million loss in the quarter to June 30, 2006. Likewise, a $6.77 million loss incurred in the nine months to June 30, 2006 compares to a $3.68 million profit in the same period last year.

RESULTS OF OPERATIONS

The following discussion provides a review of the results for the three and nine months ended June 30, 2006 versus the three and nine months ended June 30, 2005.

Summary Profit and Loss Account Data:

                                              Three Months        Nine Months
                                              ended June 30      ended June 30
                                            ----------------    ---------------
                                              2006      2005      2006    2005
                                               $m        $m        $m      $m
                                            -------   ------    ------   ------
Net Sales .............................      24.65     25.95     75.14    78.41
Cost of goods sold ....................     (16.77)   (17.53)   (51.74)  (52.62)

                                             -----     -----     -----    -----
Gross profit ..........................       7.88      8.42     23.40    25.79
Selling, general and
  administrative expenses .............      (9.36)    (7.89)   (27.78)  (24.43)

                                             -----     -----     -----    -----
Operating (loss)income ................      (1.48)     0.53     (4.38)    1.36
Other income ..........................       0.00      0.05      0.08     0.09

                                             -----     -----     -----    -----
(Loss)income from continuing operations
 before unusual and infrequent events..      (1.48)     0.58     (4.30)    1.45
Gain on sale of land and
  buildings ...........................          -         -         -     2.50
Manufacturing reorganization costs ....      (0.59)    (0.27)    (1.82)   (0.27)
Settlement of class litigation ........      (0.65)        -     (0.65)       -

                                             -----     -----     -----    -----
(Loss)income from continuing
operations before income taxes ........      (2.72)     0.31     (6.77)    3.68

Income tax (provision) benefit ........      (0.04)    (0.20)     0.28    (0.65)
                                             -----     -----     -----    -----

Net (loss)income from continuing
   operations .........................      (2.76)     0.11     (6.49)    3.03
                                             -----     -----     -----    -----

Net loss from discontinued
Operations ............................      (0.01)    (0.04)    (0.09)   (0.42)
                                             -----     -----     -----    -----

Net (loss)income ......................      (2.77)     0.07     (6.58)    2.61
                                             =====     =====     =====    =====

Effective tax rate ....................      (1.50%)   74.07%    (4.08%)  20.00
                                             =====     =====     =====    =====

Comparisons as a % of net sales:

Gross profit ..........................      31.96%    32.45%    31.14%   32.89%
Selling, general and
  Administration expenses .............      37.97%    30.39%    36.97%   31.16%
Operating (loss) income ...............      (6.01%)    2.06%    (5.83%)   1.73%
(Loss)income from continuing
  operations before income taxes ......     (11.05%)    1.21%    (9.00%)   4.69%
Net (loss)income ......................     (11.26%)    0.25%    (8.76%)   3.33%

Note: The percentages and percentage change data shown above, and in other percentage data within this narrative have been calculated from the Consolidated Statements of Operations included in the Financial Statements attached hereto. The financial data shown in the Financial Statements is given in thousands rather than the millions presentation adopted in the table above.

NET SALES

Sales decreased by $3.27 million (4.17%) from $78.41 million in the nine months ended June 30, 2005 to $75.14 million for the nine months ended June 30, 2006. Sales of $24.65 million in the quarter ended June 30, 2006 were $1.3 million (5.04%) lower than sales of $25.95 million recorded for the comparable period last year.

These decreases are analyzed as follows:

                                                Nine Months    Three Months
                                                  ended           ended
                                                 June 30,        June 30,
                                                   2006           2006
                                   Note             $m             $m
                                                -----------    ------------
Effect of exchange rate
movements ....................     (a)            (3.98)          (0.53)

Sales volumes movements ......     (b)             1.02           (0.74)

Increased rebates ............     (c)            (0.31)          (0.03)
                                                  -----           -----
                                                  (3.27)          (1.30)
                                                  =====           =====

Analyzed by principal business segment the net sales increase is as follows:-

                                                   Nine Months    Three Months
                                                    ended            ended
                                                   June 30,         June 30,
                                                     2006            2006
                                         Note        $m               $m
                                                   ----------     -----------
i) Hand and garden tools

            Effect of exchange rate
            movements .................   (a)       (2.87)          (0.34)
            Sales volume movements ....   (b)       (0.49)          (1.04)
            Rebates ...................   (c)       (0.31)          (0.03)
                                                    -----           -----
                                                    (3.67)          (1.41)

ii) Metrology tools

            Effect of exchange rate
            movements .................   (a)       (0.67)          (0.14)
            Sales volume movements ....   (b)        1.04            0.04
                                                    -----           -----
                                                     0.37           (0.10)

iii) Magnetic products

            Effect of exchange rate
            movements .................   (a)       (0.44)          (0.05)
            Sales volume increases ....   (b)        0.47            0.26
                                                    -----           -----
                                                     0.03            0.21
                                                    -----           -----

            Total net sales increase ..            (3.27)          (1.30)
                                                    =====           =====

Notes:

(a) The functional currency of the majority of the group's revenues is sterling and the variation in the US$/(pound) cross rate in the three and nine month periods ending June 30, 2006 compared to the comparable periods last year has had a significant impact on the US dollar value of the group's sales. The average cross rates in the period under review can be summarized as:

                                       Average Cross Rates
                                 -------------------------------
                                 2006        2005     % Movement
                                 ----        ----     ----------
9 months ended June 30           1.774      1.871       -5.18%
3 months ended June 30           1.826      1.857       -1.67%

(b) In general, business conditions in many of our markets remained challenging as a result of sluggish consumer demand and continuing intense competition from rival suppliers across a number of product ranges.

Despite this however, there have been sales volume increases in certain of our operations. The Eclipse Magnetics division has experienced strong UK and overseas performance. Within the Metrology division, sales growth has been achieved through our selling and distribution facility in Maastricht and by a strong export performance in the US, our selling and distribution facility in Maastricht, together with a strong performance in the US.

(c) The level of rebates has increased overall in 2006 by $0.03 million in the three month period and $0.31 million in the nine month period when compared to 2005. This is primarily due to increased rebates offered by our French and Australian divisions.

SEGMENT REVIEW OF SALES REVENUES

We aim to maintain and develop the revenues of our businesses through the launch of new products, the enhancement of existing items and the continued marketing of the Company's brands in order to retain and gain market share.

Sales and revenue details on a segment basis are as follows:

NEILL TOOLS

Sales for the quarter ended June 30, 2006 of $10.76 million showed a decrease of $0.84 (7.27%) million over last year's sales of $11.60 million. This was attributable to decreased volumes of $0.81 million and adverse exchange movements of $0.19 million only partially offset by decreased sales rebates of $0.16 million. In the nine months ended June 30, 2006 sales of $32.78 million were $2.15 (6.17%) million less than last year's sales of $34.93 million. This decrease comprised adverse exchange movements of $1.79 million, decreased sales volumes of $0.42 million offset by reduced sales rebates of $0.06 million.

Overall, the division's sales for the third quarter were 7.27% worse than last year and below forecast. Both home and export performances were disappointing. The UK market witnessed poor sales especially within the retail sector which, once again, is experiencing a down turn in consumer spending. Major retail outlets reported sales downturns of between 9% and 19%. This increasingly soft retail demand has a direct impact on our Hand & Garden sales in the UK and remains a cause for concern.

Export sales were down on last year, mainly attributable to high stock levels held by our dealers in the Middle and Far East. Within the industrial tools business, export markets continue to be driven by demand for our hacksaw blades. Sales of these products now represent 60% of our industrial tools' revenues and strategies are being prepared to spread this sales concentration risk through the development of higher margin product ranges. Continued success within this sector will depend on increased brand presence and new product development.

Gross margins were again depressed. The main drivers behind this reduction were a mix switch towards Garden Power products at the expense of the higher margin hacksaw blade ranges and increases of more than 50% in gas and electricity supply costs.

Reductions in manufacturing costs continue to be the focus of management in order to improve competitiveness for penetration into new markets. As previously reported, in January 2006 the company announced the closure of the remaining element of its manufacturing site at Wednesbury, England.

The site closure forms another key part of the Company's UK manufacturing strategy to regenerate and modernize key areas of the hand and garden tools businesses. All warehouse and distribution operations currently performed at this location will be transferred to the Atlas site in Sheffield. The manufacturing and assembly functions formally carried out at this site will now be outsourced to suppliers based outside the UK. The transfer of operations from Wednesbury to Sheffield is scheduled to be completed in October and November 2006 and is progressing on time and in line with budgeted cost projections. When integrated, it will ensure that the UK hand and garden business will deliver improved customer service and satisfaction.

Additionally, in the current quarter, the company announced that certain manufacturing operations carried out at its Atlas site will also cease.

The main challenges for the business revolve around reducing the remaining manufacturing cost base and driving innovation and new product development in line with our core brands and competences.

Quarter 4's forecast trading performance shows little sign of any up turn in sales revenues. The demand for the new Woodsaw range (Predator), however, continues to drive manufacturing as we look to improve our output to satisfy demand. New export markets are being targeted and new UK sales channels such as the electrical and grocery sectors are being evaluated as areas for future sales growth.

ECLIPSE MAGNETICS

Sales for the quarter showed a $0.21 million (7.55%) increase over last year's figures (2006 $2.97 million, 2005 $2.76 million) with increased volumes of $0.26 million only partially offset by adverse exchange rate variances of $0.05 million. For the nine months ended June 30, 2006 sales showed a marginal increase of $0.03 million (2006, $8.38 million, 2005, $8.35 million) attributable to improved volumes $0.47 million mitigated by adverse exchange variances of $0.44 million.

Overall, sales volumes for the third quarter were higher than the comparable period last year. Sales into the UK market improved despite sales from the material handling section being 50% down on the comparable period last year as a result of a number of one-time projects buoying the 2005 results. Export sales were also better than last year, mainly due to the new filtration range, "Micromag", and an increasing market share for our permanent filters. Our US performance continued to prosper as we increased our US market share through the introduction of new products and by close key account management.

The Engineered Magnetic Solutions business continued to see growth with new products and technologies being offered for bespoke industry solutions.

Competition from the Far East remains the main threat, whether directly or through agents, as we continue to see the emergence of more and more companies in our trading markets offering high quality goods at low market price points.

Gross margins were lower than in the equivalent period last year due to the mix in the Industrial sector and higher utility costs. Key primary materials, steel, nickel and cobalt remained stable during the period.

Looking forward, the main challenge continues to be the distancing of rival Far East manufacturers from our key customer base. Our commodity-based business is under continued threat. To counter this, we continue to promote the attractiveness of our product by offering added value to our customers. Improvements in product sourcing and reductions in manufacturing costs continue to be the focus of the management to increase competitiveness in new markets. As part of this strategy, the division enhanced its presence in China in January 2006 when it paid $0.2 million for a 25% equity participation in a recently formed Chinese Venture and other initiatives are being evaluated.

In addition, management continues to follow a strategy of new product development as a further method to increase market share within key product segments.

ROBERT SORBY

Sales for the quarter decreased by $0.25 (19.65%) million when compared to last year (2006 $1.03 million, 2005 $1.28 million) as a result of sales volume decreases of $0.24 million and adverse exchange variances of $0.01 million. In the nine month period ending June 30, 2006, sales have decreased by $0.48 million (11.91%) from $4.03 million in 2005 to $3.55 million in 2006 primarily due to reduced volumes of $0.28 million and adverse exchange variances of $0.20 million.

During the quarter Robert Sorby has continued to face a very challenging time with sales declining amid softening demand, especially in US markets. Reduced volumes in the quarter, when compared to last year, were almost entirely attributable to reduced sales volumes in the US. Comparative figures for 2005 also include a significant one-time order which was not repeated in 2006. Additionally, excess stocks held by one major US customer have had an adverse effect on the current quarter's sales demand.

In the UK, sales were similar to last year, largely due to successes at wood working exhibitions and shows. The underlying trend, however, is one of a very subdued market place. A number of macro economic factors have contributed to this malaise. Our typical customer is a retiree on a fixed income. Recent significant increases in utility prices and gasoline have reduced levels of disposable income and discretional spend on hobby activities is one of the first areas of expenditure to be reduced.

We have continued to switch our focus from dealer selling to consumer marketing, especially in-store demonstrations, woodworkers' club events and regional exhibitions. One innovation has been the introduction of a series of master classes in the UK and this concept is to be extended to the US in the first quarter of the next financial year.

Such consumer focused initiatives have taken place in our principal markets of the USA, UK, Australia and Ireland. Business in these regions becomes ever more competitive, but the business remains focused on not sacrificing margins for short term sales gains.

In the light of the sales shortfalls, a tight rein has been kept on manufacturing, product development and marketing expenditure. Towards the end of 2005 we suffered as a result of the dramatically escalating price of steel, which is our prime raw material. Those prices have now steadied and it is hoped that this will ease some of the pressure on margins.

Looking forward, the business climate remains uncertain. UK retail sales, in general, remain soft and we continue to witness an increase in the number of competitive entry level turning tools from Asia that are now available in the market. As yet these have not gained a significant foothold in the market but we will monitor the market's appetite for these products and react accordingly.

BOWERS METROLOGY

In the quarter ended June 30, 2006, sales from continuing operations show a decrease of $0.10 million (2.54%) over last year ($4.11 million 2006, $4.21 million 2005) due to adverse exchange variances of $0.14 million being partially offset by increased sales volumes of $0.04 million. Cumulatively, sales have increased by $0.37 million (3.21%) from $11.76 million in 2005 to $12.13 million in 2006. This is attributable to increased volumes of $0.90 million and adverse exchange movements of $0.53 million.

Export sales continue to show steady growth, with Germany and USA leading the way. Of our other major export markets, both Italy and France remain depressed, although the former has begun to show initial signs of recovery. Demand in Eastern Europe is also strong, particularly with regard to the new testing instruments being sold via our Maastricht operation. Having our own facility in the Netherlands is improving sales in that region. Sales of the premium brand portable hardness testers that are imported from China continue to flourish and, with several new products coming on line, a further strong sales performance is anticipated from Maastricht in quarter 4.

The UK remains the main concern, with the double threat of competition from low cost imports and a shrinking industrial market place. Continuing factory closures in the automotive market, including Rover and Peugeot, are, unfortunately, not being offset by expansion in other UK factories such as Honda, Nissan and Toyota.

On a more optimistic note, however, MACH, the main biennial tradeshow, was held in May 2006, and witnessed a 9% increase in visitor numbers. Our new "Snapmatic" range of high precision snap gauges was launched at the show and the first major shipments are due to be made in Quarter 4. Additionally, several new products from key suppliers will be launched in the UK in Quarter 4.

The Shanghai facility is now making regular shipments to our European distribution centre in Maastricht and commenced direct sales to the Asia region in the quarter. Further capital expenditure is expected during Quarter 4 enabling the first series of bench hardness testers to be produced in Shanghai. To supplement this activity, we are also applying for a trading license within China itself. When granted, this will then enable us to distribute the core Bowers 3-point bore gauge range directly through this market.

SPEAR & JACKSON FRANCE

Overall, sales for the third quarter of $2.49 million show a $0.08 million decrease (3.07%) over the comparable period last year with higher sales rebates levels of $0.15 partially offset by sales volume increases of $ 0.05 million and favorable exchange variances of $0.02 million. For the nine month period ended June 30, 2006 sales have decreased by $0.46 million (5.40%) from $8.46 million in 2005 to $8.0 million in 2006. Here, favorable volumes of $0.15 were exceeded by increased sales rebate levels of $0.15 million and adverse exchange movements of $0.46 million.

On a macro economic level, the trends of previous quarters' continue. The French economy remains depressed with increased unemployment rates and the migration of manufacturing operations to low cost regimes overseas. Lower consumer confidence and reduced spending levels are also present in the run up to the 2007 presidential elections. Business conditions in the Company's markets have continued to reflect this depressed retail environment.

Competition remains intense in the French market with a large proportion of garden product turnover being concentrated in a small number of retail outlets. This makes price negotiations difficult and can result in additional incentives, e.g. rebates being offered, as a matter of course, in order to secure orders. Sales rebate levels were particularly high in the period under review.

We continue to feel the effects from the increasing flow of cheap Asian and Far Eastern imports which puts pressure on turnover and margins. This margin dilution could be further exacerbated by the opening of specialist cut-price garden stores by one of our major customers later in the year. The number of these stores could rise to over 100 over the next ten years.

In order to combat increased competition from cheap imports and to combat the negative effects of the seasonality of garden product sales, the Company concentrates on marketing activity to promote its principal brands and to secure new listings. The design and presentation of our three key brands (Spear & Jackson, Laurenty and Forges de Lavieu) have been revamped, a French S&J web set has been set up and various promotional activities initiated.

In the last quarter the Company has extended a private range of cutting tools and revised other private range garden, wood and grass tools. To retain margins we have increased the amount of product sourced from Far Eastern and Indian suppliers and we continue to press suppliers for rebates as a condition of purchase.

It is clear, however, that in order to retain our current levels of business and to increase the success of new product ranges, it is essential that we are able to offer quality products at lower price points and that we extend our sales routes to include mail order and internet options.

AUSTRALASIA

Sales for the quarter for Spear & Jackson Australia and Spear & Jackson New Zealand were $0.24 million (6.67%) lower than last year (2006 $3.30 million, 2005 $3.54 million), due to adverse exchange variances of $0.15 million, increased sales rebates of $0.06 million and decreased sales volumes of $0.03 million. Cumulatively for the nine months to June 30, 2006 sales have decreased by $0.58 million (5.33%) from $10.87 million in 2005 to $10.29 million in 2006. Adverse exchange movements of $0.41 million and increased rebates of $0.24 million were only partially compensated by increased volumes of $0.07 million.

The Australian market recorded unexpected economic growth during the third quarter despite an increase in domestic interest rates in May 2006 and escalating fuel costs. The economy also recorded a 30 year low unemployment rate giving early evidence that the increase in interest rates had a less than anticipated impact on economic activity. There is strong speculation that the Reserve bank will be forced to increase interest rates again in Quarter 4 in order to curb inflationary pressures. This upturn in economic activity and associated consumer confidence came too late to have any impact on Australian revenues for the quarter. During the quarter industry and major retail customers reported declines in sales levels and a number of customers reduced their purchasing and inventory levels in advance of the Australian financial year end of June 30.

Likewise, the New Zealand economy showed promising signs in the third quarter with economic data showing improved retail sales figures and a slightly better than expected business confidence reading. This upturn however, had little impact on New Zealand's sales for the quarter which continued to be affected by a slow down in consumer spending.

Comparing current year sales performance in Quarter 3 with that of the prior year, sales reductions arising from business lost to cheap Asian import competition, declining price points, softening consumer demand and the decline in masonry, metals and garden divisions were partially offset by incremental sales gains within our air, hand tool and metals categories. In the nine month period ended June 30, 2006, increased sales in Australia across the air, hand tools and metals divisions, when compared to the comparable period last year, were mitigated by reduced sales in New Zealand as a result of the loss of business with a major retail group.

The Australian and New Zealand markets continue to be extremely price competitive with many of our retail customers sourcing their "house brands" directly from Asia in direct competition with S&J. This practice has placed, and will continue to place, added pressure on our sales, margins and market share. Despite this, in Australia, we were still able to meet market price points across all core categories in order to maintain and grow market share. Margin dilutions were mitigated by improved product sourcing, new product releases and a favorable AU$. In addition, although 2006 was negatively impacted by the loss of two major customers, these adverse movements were compensated by incremental gains arising from the introduction of new lines, improved ranges and increased promotional activity. In New Zealand, where the same competitive pricing pressures are felt, increased levels of sales promotions have been initiated to stimulate demand and slow moving inventories have been reduced. Furthermore, a new range of digging tools developed specifically for the New Zealand market has been accepted and "core-ranged" into the largest retail group in New Zealand and three other major accounts and this should improve margins and sales revenues in the final quarter of fiscal 2006 and beyond.

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

COSTS OF GOODS SOLD AND GROSS PROFIT

Costs of goods sold decreased by 4.35% from $17.53 million in the three month period ended June 30, 2005 to $16.77 million in the three months ended June 30, 2006. In the nine month period under review, costs of goods sold decreased by 1.67% from $52.62 million in the nine months ended June 30, 2005 to $51.74 million in the nine months ended June 30, 2006.

Headline information concerning costs of goods sold as a percentage of sales and gross profit margins in the periods under review is as follows:

                                  Three Months Ended           Nine Months Ended
                                 --------------------         ------------------
                                 June 30      June 30         June 30   June 30
                                   2006        2005            2006      2005
                                 -------      -------         -----     --------
Cost of goods sold
as a % of sales ...........       68.04        67.55           68.86     67.11

Gross Profit Margin .......       31.96        32.45           31.14     32.89

Margins have continued to suffer from competitive price pressures, adverse currency movements, unfavorable sales mixes, the adverse effects of raw material (principally steel) and utility price hikes together with increases in the cost of fuel used to operate our manufacturing processes. In the Neill Tools division a main driver behind decreased margins has been the mix switch towards factored garden power tools at the expense of better margins on industrial hand tool product lines.

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

Improvements in manufacturing costs continue to be the focus of the management to improve competitiveness for new markets. The manufacturing reorganization program, initiated in the last quarter of 2005, and which has continued in the second and third quarters of fiscal 2006 with the announcement of the closure of our UK manufacturing site at Wednesbury and the reorganization of our Atlas manufacturing site in Sheffield, England, will have a beneficial effect on margins. The restructuring initiatives will result in own-manufactured product being progressively replaced with factored items sourced from overseas, thereby reducing costs and increasing profitability.

OPERATING COSTS AND EXPENSES

Selling, general and administrative (SG&A) expenses increased by $1.47 million (18.65%) from $7.89 million in the three months ended June 30, 2005 to $9.36 million in the three months ended June 30, 2006. In the nine months ended June 30, 2006 costs of $27.78 million have increased by $3.35 million (13.72%) from $24.43 million in the nine months to June 30, 2005.

The principal reasons for the changes in the levels of SG&A expenses in the three and nine month periods ended June 30, 2006 over their prior year comparatives can be summarized as follows:

                                                 Increases Over Prior Year
                                              -------------------------------
                                               Nine Months       Three Months
                                                  ended             ended
                                              June 30, 2006     June 30, 2006
                                                   $m                $m
                                              -------------     -------------
a)   Impact of movements in
     average US$/sterling cross
     rates in the period ..................      (1.14)            (0.11)

b)   Increased FAS 87 pension costs .......       3.15              1.12

c)   Inflationary increases ...............       0.60              0.20

d)   Decreased head office costs
     relating to legal and professional
     fees, monitor fees and associated
     costs ................................      (0.27)            (0.01)

e)   One-time costs in setting up the
     Metrology Division's China facility ..       0.10              0.00

f)   Other net increases including
     increases in variable selling
     and distribution costs associated
     with increase in March 2006 sales ....       0.91              0.27
                                                 -----              ----

     Total increase in SG&A expenses ......       3.35              1.47
                                                 =====              ====

OTHER INCOME AND EXPENSES

Other income and expenses moved from a net credit of $0.05 million in the three months ended June 30, 2005 to $nil in the three months ended June 30, 2006. For the nine month period under review other income and expenses has moved from a $0.09 million credit in the nine months to June 30, 2005 to a $0.08 million credit in the nine months to June 30, 2006.

This slight decline is attributable to higher 2006 lease asset interest charges and higher UK bank charges on bank accounts denominated in foreign currencies being only partially offset by higher bank interest credits in the Company's American businesses and lower bank interest charges in the French business.

INFREQUENT AND UNUSUAL ITEMS

(a) MANUFACTURING REORGANIZATION COSTS

                                         Three Months            Nine Months
                                         ended June 30           ended June 30
                                       -----------------      -----------------
                                        2006        2005       2006        2005
                                         $m          $m         $m          $m

Manufacturing reorganization costs     (0.59)      (0.27)     (1.82)      (0.27)
                                       -----       -----      -----       -----

In January 2006, the Company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. All warehouse and distribution operations currently performed at this location will be transferred to the Company's principal UK manufacturing site in Sheffield. The manufacturing and assembly functions formally carried out at this site will now be relocated to suppliers based outside the UK.

The closure and relocation of the Wednesbury facility are to be completed by November 30, 2006 and the costs of this exercise are anticipated to be approximately $2.1 million. These costs include employee severance payments, site closure expenses, factory reorganization expenses, plant transfer costs and associated capital expenditure.

In addition to the above, the Company announced in the current quarter that certain manufacturing operations carried out at its Atlas site in Sheffield, England, ("Atlas") will also cease. Provisions for employee severance costs in respect of the closure of these manufacturing operations has been made in the quarter ended June 30, 2006.

Subsequent to the quarter end, on July 27, 2006, Spear & Jackson, Inc.'s UK subsidiary, Spear & Jackson Garden Products Limited, completed, the contract for the sale of the remaining element of the Wednesbury site for (pound)2.6 million sterling (approximately $4.7 million), excluding disposal costs. Funds realized from this disposal will be used to finance the UK manufacturing reorganization program with any excess sale proceeds being reinvested in other operational initiatives.

The Wednesbury site closure and the production rationalization at Atlas form part of the Company's UK manufacturing reorganization program which has been initiated to regenerate and modernize key areas of the hand and garden tools business. The closure will enable the Company to consolidate its two UK hand and garden tool manufacturing sites and will allow the Company to develop a modern manufacturing, warehouse and distribution facility which will be well placed to meet the current and future needs of its customers.

Costs provided in respect of the Wednesbury site closure and the Atlas reorganization were $0.59 million for the quarter ended June 30, 2006 and $2.15 million for the nine month period ended June 30, 2006. In addition to these net Wednesbury and Atlas reorganization costs it is anticipated that a further $0.1 million will be incurred in respect of the Wednesbury site closure on or before November 30, 2006 for which provision will be made in accordance with applicable financial reporting standards as and when liabilities for such charges crystallize.

As explained in (b), below, a surplus element of the Wednesbury site was sold in 2005 and provision was made at March 31, 2005 for various site reorganization costs that were to be incurred as a result of that partial sale. Certain of these costs will not now be incurred following the decision to close the remainder of the site and such excess provisions, amounting to $0.33 million, were released in the quarter ended March 31, 2006.

(b) PROFIT ON SALE OF LAND AND BUILDINGS

On January 28, 2005 the Company completed the sale of part of its industrial site at St. Paul's Road, Wednesbury, England, and on February 15, 2005 the Company also concluded the disposal of its warehouse and office facility in Boca Raton, Florida. Details of these sales are as follows:

                                    Wednesbury
                                     England        Boca Raton
                                        $m           Florida         Total
                                    (Part Sale)         $m            $m
                                    ----------      ----------       -----
Net sale proceeds ..................   5.2              3.4           8.6
Less net book value ................  (2.3)            (3.1)         (5.4)
                                      ----             ----           ---

Gross profit on disposal ...........   2.9              0.3           3.2

Less related reorganization costs ..  (0.7)             0.0          (0.7)
                                      ----              ---          ----

Net profit on sale .................   2.2              0.3           2.5
                                       ===              ===           ===

Following the sale of the surplus element of the Wednesbury facility, provision was made for costs to be incurred in connection with the consolidation of the current manufacturing operation into the smaller site. These costs comprised factory refurbishment, factory reorganization and departmental relocations within the site. Certain of these provisions were no longer be required following the decision to close the remainder of the site and all excess provisions were accordingly released in the quarter ended March 31, 2006.

(c) SETTLEMENT OF CLASS ACTION LITIGATION

As further explained, below, in Part II Item 1 "Legal Proceedings", on July 7, 2006, Spear & Jackson, Inc. entered into a Memorandum of Understanding whereby it agreed to pay $0.65 million in settlement of the class action litigation, referred to in that note, in which it is a defendant. Provision has accordingly been made in the financial statements for the quarter to June 30, 2006 for the payment of that sum.

(LOSS)INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Our loss before income taxes in the three months ended June 30, 2006 amounted to $2.72 million compared to an income before taxes for the three months ended June 30, 2005 of $0.31 million. The loss before income taxes in the nine month period ended June 30, 2006 was $6.77 million compared to a $3.68 million profit last year.

These adverse movements are attributable to:

                                        Nine Months ended    Three Months ended
                                         June 30, 2006         June 30, 2006
                                               $m                    $m
                                        -----------------    ------------------
Manufacturing reorganization
costs ...............................        (1.55)                (0.32)
Profit on sale of land and
buildings in 2005 ...................        (2.50)                (0.00)
Settlement of class litigation ......        (0.65)                (0.65)
Decreased gross margins .............        (2.39)                (0.54)
Increased pension costs .............        (3.15)                (1.12)
Other increases in SG&A costs .......        (0.20)                (0.35)
Decreased other income ..............        (0.01)                (0.05)
                                            ------                 -----
Total adverse movements .............       (10.45)                (3.03)
                                            ------                 -----

INCOME TAXES

An income tax charge of $0.04 million arose in the three months ended June 30, 2006 compared to a $0.20 million income tax charge in the three months ended June 30, 2005. For the nine month period to June 30, 2006 an income tax benefit of $0.28 million arose compared to a $0.65 million charge in the comparative period last year.

Income taxes were 1.50% of the loss before tax in the three months ended June 30, 2006 compared to 74.07% of the income before tax in the three months ended June 30, 2005. Income taxes were 4.08% of losses in the nine months ended June 30, 2006 compared to 20.00% of income in the comparable period last year.

Differences between the effective rate and the statutory rate of taxation of 35% in the periods under review result from (a) income and losses in certain non-UK subsidiaries within the Spear & Jackson group being taxed at rates different from the effective rate, (b) the utilization of tax losses which are not recognized within the deferred tax computation and (c) permanent differences between accounting and taxable income as a result of non-deductible expenses and non-taxable income.

Other specific factors behind the divergence in effective tax rates in the periods ended June 30, 2005 and June 30, 2006 were as follows:

1.    Period Ended June 30, 2006

i) Valuation allowances of $1.22 million have been applied to the costs associated with the closure of the Wednesbury site and reorganization of the Atlas site and to losses incurred in certain UK and overseas divisions in the period.

ii) A valuation allowance of $0.18 million has also been applied to the costs to be incurred in relation to the settlement of the class action.

iii) Adjustments of $0.09 million in respect of the correction of prior period taxation provisions.

2.    Period Ended June 30, 2005

i) Valuation allowances of $0.39 million have been applied to losses incurred in certain UK and overseas divisions in the period.

ii) The taxation charge has been reduced by $0.89 million in respect of the utilization of prior period losses against the gain arising on the sale of UK land and buildings.

(LOSS) INCOME FROM CONTINUING OPERATIONS

Our loss from continuing activities was $2.76 million for the three months ended June 30, 2006 (2005: $0.11 million profit) and for the nine months ended June 30, 2006 it was a $6.49 million loss compared to a $3.03 million profit in the previous year.

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

Total losses attributable to discontinued operations were $0.01 million in the three months ended June 30, 2006 (2005: $0.04 million), and were $0.09 million in the nine months ended June 30, 2006 (2005: $0.42 million).

FINANCIAL CONDITION

Liquidity and Capital Resources

Our cash and cash equivalents amounted to $6.32 million at June 30, 2006 ($7.29 million at September 30, 2005), working capital (excluding deferred taxes) totaled $27.32 million at June 30, 2006 ($29.87 million at September 30, 2005) and our stockholders' equity was $19.91 million at June 30, 2006 ($26.20 million at September 30, 2005).

Net cash provided by operating activities in the nine month period ended June 30, 2006 was $1.33 million compared to a $3.85 million outflow in the nine months ended June 30, 2005. This increase in net cash of $5.18 million primarily arises from:

   o  increased trading working capital inflows of $5.85 million (note a)

   o increase in net inflows from other assets and liabilities of $7.73 million (note b)

Offset by:

   o the reduction in net income (adjusted for depreciation, and deferred taxes) of $8.40 million as explained in the commentary on trading results above.

The reasons for these trade working capital variances and movements in other assets and liabilities are summarized below.

a)    Trade Working Capital Variances

      The net increase in inflows from trade working capital is attributable to:

                                                       Note       $million

Increased inventory inflows .....................      (i)          6.05
Decreased trade payable inflows .................                  (0.05)
Reduced trade receivable inflows ................      (ii)        (0.15)
                                                                   -----
Net increase in trade working capital inflows ...                   5.85
                                                                   =====
i) In the nine months ended June 30, 2006 inventory inflows increased by $1.68 million compared to a decrease of $4.37 million in the period ended June 30, 2005. Within most of the UK divisions, and especially in the UK hand tool division, the period to June 30, 2006 witnessed a rigorous inventory reduction program, whereas in the comparable period last year stock levels increased. In 2005 the UK hand tools division saw inventory increases in anticipation of new product launches and this has not been repeated in 2006. This trend was also mirrored in the Metrology, Magnetics and Australasian divisions. Such decreases were offset, however, by higher than usual seasonal inventory increases in our French business.

ii) Trade receivable inflows for the nine months to June 30, 2005 benefited by $0.7 million from customer receipts relating to increased sales levels in August and September 2004. As this trend was not repeated in August and September 2005, cash flows for the nine months to June 30, 2006 did not benefit to the same extent from the collection of receivables from prior period sales.

b)    Variances in Cash Flows attributable to Other Assets and Liabilities.

      With regard to the net inflows from other assets and liabilities, the main factors contributing to the $7.73 increased inflows are:

i)    An increase in the non-cash FAS 87 pension charge of $3.15 million;

ii) The inclusion, at June 30, 2006, of a restructuring provision of $1.67 million in relation to the closure of the Wednesbury site and the reorganization of the Atlas site.

iii) The inclusion, at June 30, 2006, of a provision of $0.65 million in relation to the settlement of then class action litigation.

iv) While there has been an increase in annual employer contributions of $0.36 million to the UK pension scheme, in June 2005 there was a special contribution of $3.63 million made to the scheme and this was not repeated in June 2006.

      The beneficial effect of the above has been diluted by:

i) Payments of $0.85 million in respect of the UK manufacturing reorganization program;

Cash outflow from investing activities was $1.36 million in the period ended June 30, 2006 compared to an inflow of $7.67 million in the period ended June 30, 2005. The 2005 comparative period included receipts of $8.6 million relating to the net sale proceeds of the property at Boca Raton, Florida and to the partial sale of excess land at our Wednesbury manufacturing site. The 2006 figures include purchases of property, plant and equipment relating to the partial renewal of our UK motor fleet and start up capital expenditure in our newly formed Chinese operation. Additionally, the 2006 cash outflow also includes the purchase of a 25% equity participation in a recently incorporated Chinese magnetic products company.

Net cash used by financing activities was $0.77 million in the period ended June 30, 2006 (2005: $0.07 million). The June 2006 increase represents the partial repayment of the UK bank overdraft facility which had been utilized at the end of September 2005 to meet the payment of special pension plan contributions totaling $7.2 million.

BANK FACILITIES

The UK subsidiaries of Spear & Jackson plc and Bowers Group plc maintain a line of credit of $8.32 million. This is secured by fixed and floating charges on the assets and undertakings of these businesses. Of the total facility, $5.55 million relates to bank overdrafts and $2.77 million is available for letters of credit. These facilities are denominated in British pounds. The overdraft carries interest at UK base rate plus 0.75%. At June 30, 2006 the Company had $0.01 million of borrowings outstanding under the overdraft line (September 30, 2005 $0.75 million) and had $0.23 million in outstanding letters of credit (September 30, 2005: $0.60 million).

As a consequence of the special pension contribution of $7.2 million that was paid in two installments in June and September 2005, and the additional funding which will be required to finance the ongoing restructuring initiatives, an open-ended, on demand bridging loan of $5.55 million was also negotiated with the Company's UK bankers. The facility is denominated in British pounds and is secured by a first legal charge over the Company's land and property at Wednesbury, England. It carries interest at UK base rate plus 1%. This facility has not yet been utilized and, following the receipt of funds relating to the sale of the remaining element of the Wednesbury site in July 2007, will now be cancelled.

The French, Australian and New Zealand subsidiaries of Spear & Jackson plc maintain short-term credit facilities of $2.86 million denominated in Euros, Australian dollars and New Zealand dollars. The facilities comprise bank overdraft lines, with interest rates ranging from 6.8% to 12.6%, together with facilities for letters of credit and the discount of bills receivable. There was nil outstanding under the overdraft lines at June 30, 2006 (September 30, 2005:
nil). At June 30, 2006 there was $0.89 million of letters of credit and bills were outstanding under these facilities (September 30, 2005: $0.9 million).

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

The Company's bank accounts held with the HSBC Bank plc by UK subsidiaries of Spear & Jackson plc and Bowers Group plc form a pooled fund. As part of this arrangement the companies involved have entered into a cross guarantee with HSBC Bank plc to guarantee any bank overdraft of the entities in the pool. At June 30, 2006 the extent of this guarantee relating to gross bank overdrafts was $23.29 million (September 30, 2005 $20.40 million). The overall pooled balance of the bank accounts within the pool at June 30, 2006 was an overdraft balance of $0.01 million (September 30, 2005 of $0.75 million).

The bank overdraft and other facilities of Spear & Jackson Australia Pty. Limited have been guaranteed by its immediate parent, James Neill Holdings Limited and the bank overdraft and other facilities of Spear & Jackson France SA have been guaranteed by Spear & Jackson plc.

Our business operations have been funded from net operating income supplemented, where necessary, by utilization of the UK, French and Australian banking facilities described above. We believe that we have sufficient capital resources, liquidity and available credit under our principal banking facilities supplemented, where necessary, by temporary increases to sustain our current business operations and normal operating requirements for the foreseeable future. As the Company continues to focus its efforts on improving the competitiveness of its worldwide operations, additional funding may be required to finance the restructuring of the non-profitable areas of the Company's divisions and to meet items of significant one-off expenditure. Such expenditure may include: costs associated with the closure and relocation of the Company's manufacturing facility in Wednesbury, England; investment in new capital equipment; further special contribution payments to reduce the pension plan deficit; further reorganization and set up costs, and investment in our business ventures in China; and any other expansion of the Spear & Jackson or Bowers operations. Funding of these initiatives may be obtained through the negotiation of increased bank lending facilities or the sale of surplus assets.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company makes a range of contractual obligations in the ordinary course of business. The following table summarizes the Company's principal obligations at June 30, 2006:

Contractual obligation
                                              Payments due by period ($m)
                                          --------------------------------------
                              Total
                              Amount       1 year     1-3       4-5     5 years
                             Committed    or less    years     years    or more
                             ---------    -------    -----     -----    -------
Capital lease obligations      0.89        0.50       0.39         -         -
Operating leases (note a)      6.21        1.04       1.98      1.62      1.57
                               ----        ----       ----      ----      ----
                               7.10        1.54       2.37      1.62      1.57
                               ----        ----       ----      ----      ----

(a) Amounts represent the minimum rental commitments under non-cancelable operating leases.

(b) Excluded from the above tables are the amounts payable by the Company to the UK defined benefit pension plan as future funding obligations cannot be accurately forecast beyond the short term. In the years ended September 30, 2006 and September 30, 2007, providing that certain criteria are met, the annual contributions will be fixed at (pound)1.9 million sterling (approximately $3.3 million). In subsequent years advice received from the actuaries to the pension plan indicates that the contributions could increase to (pound)4 million (approximately $7.6 million) per annum.

(c) As at June 30, 2006, the Company had letters of credit of $0.40 million outstanding which are secured under the UK and Australian credit facilities. In addition, the Company's French subsidiary had discounted $0.72 million of bills of exchange with recourse.

At June 30, 2006, the Company had no material off-balance sheet arrangements other than the non-debt obligations described in contractual obligations, above.

OUTLOOK

Current forecasts indicate that the Company will generate a net income from continuing operations before income taxes of approximately $0.9 million in the fourth quarter. This is stated after consideration of income and charges arising from unusual and infrequent items. Such forecasted financial performance information is subject to a number of factors and uncertainties as described in the "Forward Looking Statements" and "Risk Factors" sections of this report, above.

Operating losses were incurred in quarters 1, 2 and 3 and this trend is anticipated to continue into quarter 4. As in previous quarters, the Company's base trading profit will be eliminated by the non-cash FAS 87 expense which has increased significantly over the comparable charge recognized in the period ended June 30, 2005. As previously explained, based on calculations provided by the Company's actuaries, the annual pension charge has risen by $4.4 million from $4.0 million in 2005 to $8.4 million in the year ended September 30, 2006 and this has had a material adverse effect on the Company's earnings.

Base trading profit for the fourth quarter is currently anticipated to be approximately $0.5 million and after deduction of the quarter's pension charge of $2.2 million an operating loss (before unusual and infrequent items and taxation) of $1.7 million is forecast.

Earnings in quarter four will also be negatively impacted by the provision of a further $0.9 million of costs in connection with the closure of the Company's manufacturing site in Wednesbury, England and other UK reorganization initiatives. The negative impact of these costs will, however, be offset by a gain of approximately $3.5 million arising on the disposal of the company's UK manufacturing site at Wednesbury that was completed in July 2006.

The loss from continuing operations before taxation sustained in the nine months ended June 30, 2005 was $6.8 million and, after inclusion of the anticipated fourth quarter net income before taxation of $0.9 million, the Company therefore currently forecasts a loss before income taxes of $5.9 million for the year ended September 30, 2006.

The Company's core UK hand and garden business continued to experience difficult trading conditions in quarter three and this trend is expected to persist in quarter 4. Although certain elements of the business have performed encouragingly, the adverse effects of the general downturn in demand in the UK retail sector and the fierce competition from cheap foreign imports persist. Demand from our export markets, particularly the Far and Middle East, has also softened as the intensive purchasing activity resulting from building projects in the aftermath of the Iraqi conflict has declined.

As previously discussed, in the light of these increasingly competitive market conditions, the Company performed a detailed review of its UK manufacturing operations in quarter four of 2005 to identify initiatives to combat declining sales performance and the increase in low price point imports from Far Eastern markets. The implementation of a number of strategies to reduce its ongoing cost base was started in that quarter. This has continued into quarter three of fiscal 2006 and will be further developed in quarter four and beyond.

The closure and relocation of the Company's UK manufacturing facility at Wednesbury, England, are to be completed by the end of November 2006. The costs of this exercise, which are anticipated to amount to approximately $2.1 million, comprise employee severance payments, site closure expenses, factory reorganization expenses, plant transfer costs and associated capital expenditure. On July 27, 2006 Spear & Jackson, Inc.'s UK subsidiary, Spear & Jackson Garden Products Limited, completed the sale of the remaining element of the Wednesbury site for (pound)2.6 million sterling (approximately $4.7 million), excluding disposal costs, which will generate a gain on disposal of approximately $3.5 million. Funds realized from the disposal are to be used to finance the closure costs with any excess sale proceeds being applied to other operational initiatives.

In addition, in quarter 3, the Company announced that certain manufacturing operations carried out at its Atlas site in Sheffield, England will also cease.

The Wednesbury site closure and Atlas reorganization form part of the Company's UK manufacturing reorganization program which has been developed to regenerate and modernize key areas of the hand and garden tools business. The closure will enable the Company to consolidate its two UK hand and garden tool manufacturing sites and will allow the Company to develop a modern manufacturing, warehouse and distribution facility which will be well placed to meet the current and future needs of its customers.

We will continue to look at further initiatives to rationalize underperforming areas of the business and to monitor operational infrastructures in the United Kingdom, particularly overhead costs, to ensure that these are as cost efficient as possible and at a level appropriate to the needs of the business. In conjunction with this, the inventory reduction program that has been implemented in quarters one to three will continue, although temporary increases in inventories will occur as a result of inventory builds that will be necessary during the closure of the Wednesbury manufacturing site.

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

Within the Metrology division the new selling and distribution outlet in Maastricht is now fully operational, and incremental revenue growth is forecast for the rest of the fiscal year. In the future, this revenue and earnings growth will be enhanced by the division's quality control and distribution centre which has been established in Shanghai, China and which is expected to become fully functional in quarter one of fiscal 2007. In the short term, however, profitability will be negatively impacted by the one-time costs associated with the start up of the business.

Looking forward, demand for low cost, own manufactured metrology hand tools will continue to face further pressure from the Far East. The Company therefore recognizes the need to focus its UK manufacturing sites on producing more high technology products and measuring solutions. In order to make the Company more competitive in the low technology sectors various, initiatives are being explored including the start up and establishment of its manufacturing and distribution centre in Shanghai.

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

The level of overhead expenses, particularly legal and professional costs, incurred by our US corporate head office has reduced following the settlement of the SEC suit during 2005. Significant professional costs have continued to be incurred, however, both in relation to the Class and Derivative Action lawsuits and in connection with the appraisal of offers from potential acquirers to purchase all, or part, of the Company's common stock. As discussed under Part II, Item 1, "Legal Proceedings", a Memorandum of Understanding is now in place for the settlement of the Class Action and the disposal of Jacuzzi Brands, Inc.'s majority shareholding in the company was completed on July 28, 2006. This should therefore reduce the ongoing level of legal and professional fees.

In the forthcoming quarters we will continue to focus on improving cash generation. As explained above, on January 25, 2006 the Company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. In addition, therefore, to normal trading cash requirements, in the next six months costs will be incurred in the relocation of the Wednesbury manufacturing operation and its consolidation into the Company's principal UK manufacturing site in Sheffield and elsewhere. These costs will be funded from existing core UK bank facilities and from the sale proceeds of approximately $4.7 million relating to the disposal of the Wednesbury manufacturing site.

Further significant one-time expenditure will be incurred in August 2006 following the Company's agreement under a Memorandum of Understanding to pay $0.65 million in settlement of the Class Action litigation. This payment will be met from existing US funds.

To restrict the pressure that the reorganization and litigation settlement costs will have on the Company's bank facilities, focus will be maintained on the working capital reduction program that has already been initiated. The benefits of this initiative can be seen in the favorable inventory movements in the quarter and emphasis will continue to be placed on strict working capital control in the forthcoming months.

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

Much will also depend on the level of retail demand in our UK, French and Australasian markets. The results for quarters one, two and three were adversely affected by softening demand and a further deterioration in consumer confidence could significantly impact on our earnings levels in quarter four and subsequent periods.

As previously reported, the formal resolution of the SEC legal action in fiscal 2005 enabled the Company to move forward so that both short and long term commercial strategies could be formulated and implemented. The stability of the company will be further enhanced by the settlement of the Class Action litigation and by the completion of the sale of Jacuzzi Brands, Inc.'s 61.8% majority shareholding in Spear & Jackson, Inc. to United Pacific Industries Limited ("UPI") on July 28, 2006. The development of detailed business strategies under our new ownership structure is, inevitably, still in its early stages but potential synergies and areas of specific market and commercial expertise have been identified which, going forward, are hoped to be of benefit to both Spear & Jackson, Inc. and UPI. Both UPI and Spear & Jackson, Inc. welcome the alliance which should lead to the formation of an association of size and products that will be able to compete effectively in the modern global trading world.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The principal market risks to which the Company is exposed comprise interest and exchange rate fluctuation, changes in commodity prices and credit risk.

INTEREST RATE RISK

The Company is exposed to interest rate changes primarily as a result of interest payable on its bank borrowings and interest receivable on its cash deposits. At June 30, 2006 the Company had cash and cash equivalents of approximately $6.32 million and bank borrowings of $0.01 million. Given the current levels of borrowings, the Company believes that a 1% change in interest rates would not have a material impact on consolidated income or cash flows. Holding the same variables constant, a 10% increase in interest rates would again have a negligible effect on interest payable.

The nature and amount of our debt and cash deposits may, however, vary as a result of future business requirements, reorganization programs, market conditions, and other factors. The definitive extent of our interest rate risk is not therefore quantifiable or predictable because of the variability of future interest rates and business financing requirements.

EXCHANGE RATE RISK

The Company has operations in the United Kingdom, France, the Netherlands, Australia, New Zealand and China. These operations transact business in the relevant local currency and their financial statements are prepared in those currencies. Translation of the balance sheets, income statements and cash flows of these subsidiaries into US dollars is therefore impacted by changes in foreign exchange rates.

In the nine months ended June 30, 2006 compared to the equivalent period in 2005, the change in exchange rates had the effect of decreasing the Company's consolidated sales by $3.98 million, or 5.08%. Since most of the Company's international operating expenses are also included in local currencies, the change in exchange rates had the effect of decreasing operating expenses by $1.14 million or 4.67% for the nine months ended June 30, 2006 compared to the comparable prior year period.

Additionally, our subsidiaries bill and receive payments from some of their foreign customers and are invoiced and pay certain of their overseas suppliers in the functional currencies of those customers and suppliers. Accordingly, the base currency equivalent of these sales and purchases is affected by changes in foreign currency exchange rate.

We manage the risk and attempt to reduce such exposure by periodically entering into short term forward exchange contracts. At June 30, 2006 the Company held forward contracts in place to sell Australian and New Zealand dollars to buy approximately 0.54 million US dollars.

The contract values were not materially different to the period end value of the contracts. A 10% strengthening or weakening of the US$ against its Australian counterpart could, however, result in the Company suffering losses or benefiting from gains of approximately $0.05 million had no forward contracts been taken out.

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

At June 30, 2006, the Company made an allowance of $1.46 million in respect of doubtful accounts which management believes is sufficient to cover all known or expected debt non-recoveries.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing and summarizing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management's control objectives. There were no significant changes in our internal control over financial reporting during the third quarter of 2006 identified in connection with the evaluation referred to above, that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

These various class action suits were subsequently consolidated. Thereafter, the defendants filed certain Motions to Dismiss with regard to the Complaint and on October 19, 2005, the U.S. District Court for the Southern District of Florida in Re Spear & Jackson Securities Litigation entered its Order regarding these Motions. The Order denied the Company's motion as well as that of Mr. Crowley, the former Chief Executive Officer of Spear & Jackson. The Court granted the motion to dismiss on behalf of Mr. Fletcher and also granted the motion to dismiss the former independent auditor, Sherb & Co LLP. The class plaintiff has since filed an appeal regarding the trial court's decision to dismiss the case against Sherb& Co. LLP, which appeal is presently pending. No appeal was filed with respect to the decision to dismiss the case against Mr. Fletcher.

The Court denied the motion of Spear & Jackson's Monitor to abate the litigation for a six-month period pending the administration of the SEC's restitution fund. The Court also denied the Plaintiff's Motion for clarification and established a new cut-off for discovery until December 19, 2005. The case had initially been set on the Court's two-week calendar beginning 6 March 2006 but the trial date was then reset for October 2006.

On July 7, 2006 the US District Court for the Southern District of Florida issued a Memorandum of Understanding ("MOU") which confirmed that the plaintiffs and defendants in the class action had reached an agreement in principle for the settlement of this litigation, subject to Court approval. The MOU outlines the general terms of the settlement ("the Settlement") and is intended to be supplemented by a Stipulation and Agreement of Settlement that is to be issued at a later date.

In settlement of the class action the defendants will pay a sum of $650,000 which is to be deposited by S&J into a Qualified Settlement Fund within thirty days of the date of the MOU.

Following the execution of the MOU, the lead plaintiffs will commence discovery procedures to confirm the fairness and reasonableness of the Settlement. The plaintiffs retain the right to terminate the Settlement if such discovery reveals that the Settlement is not fair, reasonable and adequate. Subject to these discovery procedures confirming the adequacy of the Settlement, all parties have agreed to use their best efforts to finalize an appropriate Stipulation of Settlement and any other relevant documentation necessary to obtain approval by the Court of the settlement of this action.

If the Settlement outlined in the MOU is not approved by the Court or, if subsequently terminated, the terms of the above Settlement will be without prejudice, any settlement amounts already paid will be returned and parties will revert to their litigation positions immediately prior to the MOU.

In addition to this class action, on September 6, 2005, the Company was served with a Shareholder Derivative Complaint filed on June 1, 2004 in the Circuit Court for Palm Beach County, Florida (Case No. CA005068). The suit names, in addition to the Company, which is a nominal defendant, present and former directors and the Company's prior independent auditors, Sherb & Co. LLP., as defendants. The suit contains essentially the same factual allegations as the SEC suit, which was filed in April 2004 in the U. S. District Court for the Southern District of Florida, and the series of class actions claims initiated in the U.S. District Court, but alleges state law claims of breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and lack of reasonable care by various or all the defendants. The Company will evaluate the Complaint and file its response at the appropriate time. In addition, the Company is currently in settlement discussions in an effort to resolve the matter.

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

SPEAR & JACKSON, INC.

August 14, 2006                         /s/ John Harrington, Jr.
                                        -----------------------------
                                        John Harrington, Jr.
                                        Interim Chairman

August 14, 2006                         /s/ William Fletcher
                                        -----------------------------
                                        William Fletcher
                                        Acting Chief Executive
                                        Officer
                                        (Principal Executive Officer)

August 14, 2006                         /s/ Patrick J. Dyson
                                        -----------------------------
                                        Patrick J. Dyson
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)