Form 10-K
period 2006-09-30
SPEAR & JACKSON INC
filed 2007-01-16
CIK 1107206

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X] Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange
    Act of 1934

                  For the fiscal year ended September 30, 2006

                                       or

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
  (State or other jurisdiction)                              (I.R.S. Employer
of incorporation or organization                            Identification No.)

        12012 Southshore Boulevard, Suite 103, Wellington, Florida 33414
        ----------------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (561) 793 7233
                                 --------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE.

Securities registered pursuant to Section 12(g) of the Exchange Act:

                   COMMON STOCK, PAR VALUE $0.001 PER SHARE.
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a well-known seasoned user (as defined in Rule 405 of the Securities Act). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act), Yes [ ] No [X]

The aggregate market value of the registrant's common stock (which is the only common equity of the registrant, voting or non-voting) held by non-affiliates computed by reference to the closing price of a share of the common stock as reported in the "Pink Sheets" of the Over The Counter market on March 30, 2006 was $3,617,262.

The number of shares of registrant's common stock outstanding as of January 15, 2007 was 5,735,561.

                               TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART I

  ITEM 1   BUSINESS ........................................................   3

  ITEM 1A  RISK ANALYSIS ...................................................  17

  ITEM 2   PROPERTIES ......................................................  22

  ITEM 3   LEGAL PROCEEDINGS ...............................................  23

  ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............  25

PART II

  ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES ...............  26

  ITEM 6   SELECTED CONSOLIDATED FINANCIAL DATA ............................  27

  ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS .......................................  28

  ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......  66

  ITEM 8   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ........  68

  ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE ........................................  69

  ITEM 9A  CONTROLS AND PROCEDURES .........................................  69

  ITEM 9B  OTHER INFORMATION ...............................................  70

PART III

  ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT ..................  70

  ITEM 11  EXECUTIVE COMPENSATION ..........................................  72

  ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS .................................  73

  ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................  77

  ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES ..........................  78

PART IV

  ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .  78

SIGNATURES .................................................................  80

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

Acquisition of Spear & Jackson plc and Bowers Group plc by Megapro Tools, Inc.

On August 23, 2002, USI Mayfair Limited, a corporation organized under the laws of England and a wholly owned subsidiary of USI Global Corp., Megapro Tools, Inc. ("Megapro") and S and J Acquisitions Corp. (a company incorporated on August 22, 2002 under the laws of the State of Florida and a wholly owned subsidiary of Megapro Tools, Inc.) executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Spear & Jackson plc and its affiliate, Bowers Group plc, owned by USI Mayfair Limited. The purchase price comprised 3,543,281 shares of common stock of Megapro and promissory notes in the principal amount of L150,000 pounds sterling ($232,860) ("the Transaction"). The Transaction closed on September 6, 2002.

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

In connection with the closing of the Transaction, certain principal shareholders of Megapro, including Envision Worldwide Products, Ltd, Neil Morgan and Maria Morgan contributed an aggregate of 4,742,820 shares of their common stock of Megapro to the capital of Megapro, and agreed to a two-year lock-up with respect to their remaining 192,480 shares of common stock of Megapro. The stockholders did not receive any consideration in connection with their contribution of shares. As a result of the closing of the Transaction and the Private Placement, and upon the effectuation of all post closing matters, Megapro had 12,011,122 shares of common stock outstanding, 6,005,561 shares of which were beneficially owned by PNC. The shares issued to PNC was subject to the terms of a Stockholder's Agreement and a Registration Rights Agreement.

In the Stockholders' Agreement dated as of September 6, 2002 by and among Megapro Tools, Inc., USI Mayfair Limited, PNC and Crowley (the "Stockholders") it was agreed that, other than certain "unrestricted transfers", the parties involved would not transfer any Company securities for the two years beginning on September 6, 2002. On September 6, 2002, under an unrestricted transfer relating to the transfer of stock from a permitted affiliate, USI Mayfair Limited, transferred all of the Company securities owned by it, along with all of its rights under the Stockholders' Agreement, to USI Global Corp.

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

Recent Regulatory Matters and Acquisition of Minority Interest by United Pacific Industries Limited from Jacuzzi Brands, Inc.

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

Following Mr. Crowley's suspension the Board appointed Mr. J.R. Harrington, a member of its Board of Directors, to serve as the Company's interim Chairman. Mr. William Fletcher, a fellow member of the Company's Board of Directors, who, until October 27, 2004, was the Company's Chief Financial Officer, and who is a director of Spear & Jackson plc, based in Sheffield, was elected to serve as acting Chief Executive Officer.

Following extensive settlement negotiations with the SEC and Mr. Crowley, the Company reached a resolution with both parties. On September 28, 2004, Mr. Crowley signed a Consent to Final Judgment of Permanent Judgment with the SEC, without admitting or denying the allegations included in the complaint, which required a disgorgement and payment of civil penalties by Mr. Crowley consisting of a disgorgement payment of $3,765,777 plus prejudgment interest in the amount of $304,014, as well as payment of a civil penalty in the amount of $2,000,000. In May 2005, the SEC applied to the Court for the appointment of an administrator for the distribution of these funds as well as funds collected from co-defendants International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva who are not affiliated with the Company, to the victims of their actions, pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

On November 18, 2004, the Company signed a Consent to Final Judgment of Permanent Injunction with the SEC pursuant to which the Company, without admitting or denying the allegations included in the Complaint filed by the Commission, consented to a permanent injunction from violation of various sections and rules under the Securities Act of 1933 and the Securities Exchange Act of 1934. No disgorgement or civil penalties were sought from, or ordered to be paid by, the Company.

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

With the return of the Spear & Jackson shares to the Company by PNC, the stockholders of the Company had their percentage stock interest increase correspondingly. Jacuzzi Brands, Inc. ("Jacuzzi"), which at this time was a beneficial owner of 3,543,281 shares of common stock, had its interest in the Company increased to approximately 61.8% of the outstanding common stock.

On April 11, 2005, Jacuzzi agreed to the termination of a previous letter agreement dated September 6, 2002, which supplemented the Stockholders' Agreement of the same date. The letter agreement required Jacuzzi to vote a substantial portion of its voting stock in the Company in proportion to the vote of other stockholders of the Company. At the time the letter was executed, Jacuzzi was a principal, but a minority shareholder of the Company. As explained above, with the return to the capital of the Company of the majority shareholder interest previously held by PNC, Jacuzzi now holds a majority capital stock interest in the Company, and the continuation of the letter agreement was no longer considered necessary for the fulfillment of its original intent. Jacuzzi also provided a general release to the Company and its affiliates excepting Dennis Crowley and his spouse.

Disposal of Majority Interest by Jacuzzi to United Pacific Industries Limited

On April 21, 2005, Jacuzzi adopted a plan of disposition of its interest in the Company's common stock. On March 23, 2006, Jacuzzi and its subsidiary undertaking, USI American Holdings, Inc. ("USI" and, together with Jacuzzi, "the Seller") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement" with United Pacific Industries Limited ("UPI"), a Bermuda Corporation, whose shares are traded on the Hong Kong Exchange, to sell its entire holding of 3,543,281 shares of the common stock ("the Shares") of Spear & Jackson, Inc. to UPI for $1.40 per share for an aggregate purchase price of $4,960,593.

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

The purchase of the Shares by UPI contemplated by the Stock Purchase Agreement was subject to the satisfaction of a number of closing conditions, including approval by UPI's shareholders and the United Kingdom Pensions Regulator, and receipt of certain other regulatory approvals as well as other customary closing conditions. A copy of the Stock Purchase Agreement is on file with the SEC in connection with the filing by Jacuzzi of a Schedule 13D/A on March 27, 2006.

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

Closing occurred on July 28, 2006.

On June 22, 2006, Jacuzzi and UPI filed a preliminary Form 14C with the SEC announcing notice of change in control and of a majority of directors pursuant to section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder. The 14C indicated that three new directors would be designated by and elected to the Board of directors by UPI, to serve until the Company's next annual meeting. The 14C became effective on August 7, 2006, and the three new directors replaced the incumbent directors on about August 27, 2006. In the interim, the Board by resolution, appointed the three new directors--Lewis Hon Ching Ho, Andy Yan Wai Poon and Maria Yuen Man Lam--to the Board effective on August 9, 2006.

As previously reported by the Company, on July 28, 2006, Jacuzzi Brands, Inc. together with USI American Holdings, Inc., completed the sale of their shares of common stock of Spear & Jackson (representing a majority interest) to United Pacific Industries Limited, which shares are held by United Pacific Industries Limited's wholly-owned subsidiary Pantene Global Holdings Limited (collectively, "UPI"). On August 7, 2006, the Company filed with the Securities and Exchange Commission, and mailed to the Company's stockholders, an Information Statement pursuant to Sections 14(c) and 14(f) of the Securities Exchange Act of 1934, as amended, disclosing the intention of UPI to execute a written consent, as majority stockholder, electing to the Board of Directors the following UPI nominees: Lewis Hon Ching Ho; Andy Yan Wai Poon; and Maria Yuen Man Lam. On August 9, 2006, the Board of Directors expanded the Board of Directors from three members to six members and elected as additional directors Messrs. Ho and Poon and Ms. Lam. Information concerning the backgrounds of the new Directors is included in the Information Statement under the heading "Information Regarding the Executive Officers and New Directors".

The Board of Directors elected the new Directors as a means to facilitate the transition from the prior Board of Directors to the new Board of Directors. Messrs. Harrington, Fletcher and Dinerman retired as Directors on or about August 27, 2006. No new officers have been elected as yet by the Company. Although Soneet Kapila has continued to serve as Corporate Monitor for the Company, on January 10, 2007 he applied to the Court to terminate the role of Corporate Monitor having determined that his function was no longer necessary. The Court has not yet ruled on this application.

Brian C. Beazer, the Chairman of UPI, is a director of Jacuzzi and holds approximately 24.56% of the shares of UPI. David H. Clarke, who, until his retirement in September 2006, was the Chairman and Chief Executive Officer of Jacuzzi, is a director of UPI and holds approximately 22.88% of the shares of UPI. Mr. Clarke also holds approximately 28,350 shares of common stock of Spear & Jackson, Inc., representing approximately 0.49% of the shares of Spear & Jackson, Inc. but the shares of Spear & Jackson, Inc. owned by Mr. Clarke are not being purchased at the time of the sale of the Shares by the Seller to UPI.

Further Changes to Corporate Organization

During the year ended September 30, 2005 the Company set up a new sales and distribution facility, CV Instruments BV, in Maastricht, Holland. This new facility specializes in the distribution of portable hardness testing equipment manufactured in China and the sale of general engineers hand tools. Additionally, an allied manufacturing, quality control and distribution centre, Bowers Eclipse Equipment Shanghai Co. Limited, was established in Shanghai, China and it is expected to become fully operational as a distribution and manufacturing operation during the second quarter of fiscal 2007.

Exit from Screwdriver and Thread Gauge Measuring Operations

With effect from September 30, 2003 the Company exited its screwdriver operations following the disposition of the trade and assets of Mega Tools Ltd and Mega Tools USA, Inc.

The disposition of the trade and assets of the screwdriver division was undertaken by Neil Morgan who was then heading up the division. The Company believed that no specific authorization was afforded to Mr. Morgan to undertake that disposition. The disposition proceeds were in the form of $284,000 of loan notes and other receivables and the discharge of a loan of $100,000 owed by the Company to the managing director of the screwdriver division. Full provision was made in the Company's Financial Statements against the recoverability of these disposition proceeds. It was subsequently agreed with Megapro that it would pay Canadian $ 53,900 (approximately $41,000) in settlement of those debts and these were paid in monthly installments of Canadian $5,000 (approximately $3,800).

During the fourth quarter of fiscal 2005, the Company began marketing for sale certain assets associated with its UK thread gauge measuring business. On February 28, 2006, the Company concluded the sale of these assets for a nominal consideration. The assets sold comprised plant and equipment, inventories and goodwill. The acquirer paid L1 sterling and assumed certain liabilities in respect of the leased premises from which the trade operates. The carrying values of the assets relating to this operation have been written down to estimated fair value and the net operations, cash flows and assets have been presented as "Discontinued Operations" in accordance with Statement of Financial Accounting Standards ("SFAS") 144.

Recent Litigation Developments

Subsequent to the SEC action a number of class action lawsuits were initiated in the U.S. District Court for the Southern District of Florida by Company stockholders against the Company, Sherb & Co. LLP, the Company's former independent auditor, and certain of the Company's directors and officers, including Mr. Crowley, the Company's former Chief Executive Officer/Chairman, and Mr. Fletcher, the Company's former CFO and former acting Chief Executive Officer. These suits alleged essentially the same claims as the SEC suit discussed above.

These various class action suits were subsequently consolidated. Thereafter, the defendants filed certain Motions to Dismiss with regard to the Complaint and on October 19, 2005, the U.S. District Court for the Southern District of Florida in Re Spear & Jackson Securities Litigation entered its Order regarding these Motions. The Order denied the Company's motion as well as that of Mr. Crowley, the former Chief Executive Officer of Spear & Jackson. The Court granted the Motion to Dismiss on behalf of Mr. Fletcher, the Company's interim Chief Executive Officer, and also granted the Motion to Dismiss on behalf of the Company's former independent auditor, Sherb & Co., LLP. The class plaintiff subsequently filed an appeal regarding the trial court's decision to dismiss the case against Sherb & Co., LLP, which appeal is presently pending. No appeal was filed with respect to the decision to dismiss the case against Mr. Fletcher.

On July 7, 2006 the Company, Dennis Crowley and the Class Plaintiff reached a Memorandum of Understanding ("MOU"), which confirmed that the plaintiffs, the Company and Crowley in the class action had reached an agreement in principle for the settlement of this litigation, subject to Court approval. According to the terms of the MOU, the Company deposited the sum of $650,000 into a Qualified Settlement Fund, disbursement pending approval of the Court. Subsequent to this, Sherb & Co. also agreed to the terms of the Settlement agreeing to contribute an additional $125,000.

On November 9, 2006, the Stipulation of Settlement was filed with the Court for preliminary approval. Assuming that the preliminary approval is granted, the next step will be to notice the Class of the settlement and to set the approval process for final hearing and final approval before the Court. The matter will not be finally settled until the Court issues a final judgment approving the settlement.

Following the execution of the MOU, the lead plaintiffs commenced discovery procedures to confirm the fairness and reasonableness of the Settlement. The plaintiffs retain the right to terminate the Settlement if such discovery reveals that the Settlement is not fair, reasonable and adequate. Subject to these discovery procedures confirming the adequacy of the Settlement, all parties have agreed to use their best efforts to finalize an appropriate Stipulation of Settlement and any other relevant documentation necessary to obtain approval by the Court of the settlement of this action.

If the Settlement outlined in the MOU is not approved by the Court or, if subsequently terminated, the terms of the above Settlement will be without prejudice, any settlement amounts already paid will be returned and parties will revert to their litigation positions immediately prior to the MOU.

Should the class action settlement be approved, to facilitate the distribution of the funds from the class suit to the class shareholders and keep administrative costs to a minimum, the SEC Claim's Administrator applied to the Court on January 9, 2007 for permission to combine the class action funds with the funds derived in the SEC litigation, and allow for the SEC's Claim's Administrator to disburse the collective funds.

On September 6, 2005, the Company was served with a Shareholder Derivative Complaint filed on June 1, 2005 in the Circuit Court for Palm Beach County, Florida (Case No. CA005068). The suit named the Company as nominal defendant. Also named as defendants were, former directors Robert Dinerman, William Fletcher and John Harrington, in addition to Dennis Crowley and the Company's prior independent auditors, Sherb & Co. LLP.. The suit contains essentially the same factual allegations as the SEC suit, which was filed in April 2004 in the
U. S. District Court for the Southern District of Florida, and the series of class actions claims initiated in the U.S. District Court, but additionally alleges state law claims of breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and lack of reasonable care by various or all the defendants.

Due to ongoing settlement discussions with the plaintiff's attorney, the Company had not responded to the Complaint. In August 2006 the Company entered into a settlement agreement with the plaintiff by agreeing to accept certain changes to its corporate governance procedures and the payment of up to $75,000 in legal fees. The settlement was filed with the Court in early November 2006, and if approved by the Court, will result in a dismissal of the suit and release the Company and the former director defendants, Messrs Robert Dinerman, William Fletcher and John Harrington. A Preliminary Approval hearing is scheduled on February 4,2007. Dennis Crowley and Sherb & Co.continue as defendants in this suit.

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

     *    Elliot Lucas - pincers and pliers; and

     *    Tyzack - builders' tools

Until the disposition of the screwdriver division in September 2003, the Company also manufactured and sold a range of patented multi-bit screwdrivers under the "Megapro" brand name. The Company also manufactured and sold a rage of thread gauge measuring equipment under the "Coventry Gauge" logo until the sale of the principal business assets of that operation in February 2006.

The Company's four principal business units and their product offerings can be summarized as:

1) NEILL TOOLS, consisting of Spear & Jackson Garden Tools and Neill Tools, manufactures, among other products, hand hacksaws, hacksaw blades, hacksaw frames, builder's tools and wood saws, all non-powered. In addition, Neill Tools has supplemented its UK manufactured products with factored products and bought in components from Far Eastern and Indian suppliers. Neill Tools product offering now includes a full range of hand power tools and, from January 1, 2005, Spear & Jackson Garden Tools' range has been supplemented by a portfolio of electric powered garden tools.

2) ECLIPSE MAGNETICS' key products are permanent magnets (cast alloy), magnetic tools, machine tools, magnetic chucks and turnkey magnetic systems. Products range from very simple low-cost items to technically complex high value added systems. In addition, Eclipse Magnetics engages in the trading of other magnetic material, sourced from the Far East, both to end-customers as well as parts to UK manufacturers. Eclipse is also involved in applied magnetics and supplies many areas of manufacturing with products such as separators, conveyors, lifting equipment and material handling solutions.

3)   The Company's metrology division comprises:

     MOORE & WRIGHT which manufactures a wide variety of products. The core product ranges principally include low technology measuring tools and hand held gauges for checking the threads, diameters and tapers of machined components. This division has supplemented its manufactured products with a range of factored items.

     BOWERS METROLOGY, which is a manufacturer of high specification metrology instruments including precision, bore gauges, which measure the diameter of machined components. In addition to the core range of bore gauges, the Company also manufactures universal gauges and hardness testing equipment.

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

BUSINESS SEGMENTS

The Company's continuing operations can be analyzed into three business segments, hand and garden tools, magnetic products and metrology tools.

The following table sets forth external sales by segment as a percentage of total sales:

Business segment              % of Total Sales
----------------            ---------------------
                            2006     2005    2004

Hand and garden tools ...  71.33    72.65   75.57

Magnetic products .......  11.20    10.48    9.24

Metrology tools .........  17.47    16.87   15.19

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

With regard to the products supplied by the company, those classes of similar products which accounted for 10% of more of total consolidated revenue in the last 4 years were as follows:

Product Type                                          % of Total Revenue
------------                                 -----------------------------------
                                              2006      2005      2004      2003
Industrial Cutting Tools
 (hacksaws, hacksaw blades, small saws,
 saw frames, woodsaws and holesaws) ....     19.23     18.63     19.87     15.84

Garden, Digging and Cutting Tools
 (manual and powered) ..................     26.59     28.44     31.48     26.68

Electrical tools including power tools
 and compressors........................       N/A       N/A       N/A     11.97

Magnetic products.......................     10.90     10.69       N/A       N/A

Metrology products including gauges,
 micrometers and precision tools........     17.50     17.26     15.28     14.46

The company's product offerings comprise both own-manufactured items and products sourced from third party suppliers. Products manufactured by the company broadly comprise:

(a)  Hand & Garden Tools Division

     Industrial tools comprising:

          - Hacksaw Blades

          - Small Saws and Woodsaws

          - Saw Frames

          - Holesaws

          - Nutspinners and Riveters

          - Builders' Tools

An extensive range of garden tools comprising spades, forks, shovels, cultivators and other agricultural and contractor's tools was manufactured at the Company's UK plant in Wednesbury until the closure of that facility in November 2006. After that date comparable products have been sourced from overseas.

(b)  Metrology Division

          - Gauges

          - Squares and Rules

          - Calipers and Dividers

          - Micrometers

          - Hardness Testing Equipment

(c)  Magnetics Division

          - Popular and Industrial Magnets

          - Chucks

          - Magnetic Tools

          - Lifters and Separators

          - Workholding and Handling Systems

Of the total sales revenues arising in the year ended September 30, 2006, 43.6% of the revenues were attributable to the sale of non-manufactured, factored products sourced from external suppliers. The percentage of total revenues generated in the year ended September 30, 2005 and September 30, 2004 which related to such factored items were 40.6% and 37% respectively.

The Company's principal manufacturing sites can be summarized as:

                                                             Number of
     Name/Location             Products Manufactured         Employees
     -------------             ---------------------         ---------

A.   UK:

     Neill Tools               Hand tools                       164
     Atlas Site, Sheffield

     Robert Sorby              Woodturning tools                 31
     Sheffield

     Bowers Metrology          Precision measuring tools         66
     Bradford

Up to the date of their closure in November and December 2006, the Company also manufactured a range of garden tools at its UK plant in Wednesbury and a range of magnetic products at its premises in Vulcan Road, Sheffield, England.

B.   France:
     Spear & Jackson           Assembly of garden tools          28
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

WORKING CAPITAL

The Company principally builds inventory to known or anticipated customer demand. In addition to normal safety stock levels, certain additional inventory levels may be maintained for products with long purchase and manufacturing lead times or prior to manufacturing suspensions or cessations. The Company believes that it is important to carry adequate inventory levels of raw materials and component parts to avoid production and delivery delays that detract from its sales effort.

Sales of the Company's garden product ranges are lowest in the first quarter of the financial year. The Company attempts to mitigate the adverse impact of this by introducing various incentives, including extended payment terms, to encourage customers to place orders early.

TOTAL BACKLOG ORDERS

As at November 24, 2006 there were $6.2 million backlog orders (November 25, 2005, $5.8 million). Given the nature of the business, the portion of these orders which will not be fulfilled within the current year will be immaterial.

NEW PRODUCTS

The Company's policy is to support its core product offering with a pipeline of new products and range extensions. In the 12 months to September 2006 new product range launches and other significant product related business developments have included:

NEILL TOOLS

* Neill Tools successfully tendered to supply S&J branded woodsaws to a large UK builders' merchant, with deliveries commencing in February 2006.

* An exclusive supply agreement with a large UK catalog house was also negotiated to supply a range of garden power tools during February and March 2006.

ECLIPSE

New products introduced during the year include:

*    "Micromag" filtration device

*    PLC controlled auto shuttle separator

*    Circular magnet sieve

*    Hydraulic oil filter and domestic boiler filter

*    Thin plate lifter and private label simple filter

BOWERS

* The division successfully launched the Bowers Xtreme waterproof 3-point gauge in the US.

* The new "Snapmatic" range of high precision snap gauges was launched at the biennial MACH tradeshow in May 2006. The first major shipments were fulfilled in quarter 4 of fiscal 2006.

SPEAR & JACKSON FRANCE

* Spear & Jackson France has extended its product offerings to include a specialized bonsai range. Certain existing product lines, including thermometers, children's tools and S&J garden tools have also been revised.

ROBERT SORBY

* Robert Sorby completed the development of the e-commerce site for its retail store in order to add sales revenues at no extra cost.

AUSTRALASIA

* In Australia and New Zealand new and extended ranges under the S&J brand across garden digging, cutting, hand saw, masonry and air tool categories have been introduced.

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

The major competition for our hand and garden tools comes not only from the low-cost Far Eastern imitations but also many established companies such as Stanley in hand tools and Fiskars in garden cutting tools, while Ames/True Temper possesses a significant share of the North American lawn and garden tools market. The trend towards cheap Far Eastern products, the shift in customer profile in the United Kingdom from specialized tool distributors to large DIY, or 'one-stop shops' and, in the past, brand equity dilution due to lower levels of marketing and advertising, has placed significant pressures upon the maintenance of market share. Likewise, in our French distribution outlet, the ability to compete effectively with suppliers from the Far East is problematic and there have also been significant inroads made by cheaper, lower quality Eastern European products.

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

Although one of the smaller divisions within the group, Robert Sorby is a world leader in turning tools, competing with the likes of Henry Taylor and Pfeil. It is a premier manufacturer of high specification tools within the niche woodworking tools market and seeks to differentiate itself from the large number of manufacturers producing DIY type woodworking tools through quality, design and brand.

EMPLOYEES

The number of persons employed by the Company and its wholly owned subsidiaries at September 30, 2006, 2005 and 2004 were 589, 710 and 755 respectively. 173 of the Company's employees are subject to union agreements. Our Company's union contracts with Neill Tools at the Company's Atlas site fall due for negotiation in June 2007 and the agreements with the Bowers workforce at Bradford in the UK fall due for renegotiation in July 2007. The Company believes its relationship with employees is good.

CAPITAL EXPENDITURE

Capital expenditure in the years ended September 30, 2006, 2005 and 2004 was $1.6 million, $1.4 million and $7.2 million respectively. Capital expenditure in the year ended September 30, 2006 related to $1.0 million regarding the updating of manufacturing plant and equipment and the further automation of the Company's manufacturing facilities. The remaining $0.6 million was incurred in the part replacement of the UK and New Zealand motor vehicle fleet. Capital expenditure in the forthcoming financial year is expected to be approximately $2.25 million and will be used to replace key elements of the Company's computer hardware at its Sheffield headquarters and to improve the Company's existing facilities, expand its manufacturing capabilities and increase productivity.

INTELLECTUAL PROPERTY

Our ability to compete effectively depends in part on the protection of our license patents, designs and trademarks, which are used in the design, marketing and sales of our many products. We can provide no assurance to investors that the patents and trademark licensed by us will not be challenged, invalidated, or circumvented by other manufacturers.

The Company has approval for 6 patents. The filing dates for these patents range between June 1999 and January 2004 and the expiration dates will, therefore, normally occur 20 years after these original dates of application. These patents are registered in Great Britain, Canada, and Taiwan and relate to tools produced by the Company and to specific mechanisms utilized in certain products manufactured by the Company.

In addition, the Company has 373 trademarks and 42 designs registered throughout the world. The renewal dates for the trademarks range from February 2007 to August 2021. The registered designs fall due for renewal between June 2007 and September 2010.

The designs to which the Company currently maintains rights comprise 8 registered designs issued by the United States, 1 registered design issued by Canada, 21 registered designs issued by Great Britain, 6 registered designs issued by Taiwan, 3 registered designs issued by France, 1 registered design issued by New Zealand, 1 registered design issued by Australia, and 1 registered design issued by India. The registered designs relate to certain tools manufactured by the Company.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations. Uncertainties and factors which could cause actual results or events to differ materially from those set forth or implied include, without limitation:

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

     - the timing of orders and shipments;

     - emergence of new competitors or consolidation of existing competitors;

     - continued absence of consolidation among key customers;

     - Industry demand fluctuations.

Our expectations for both short- and long-term future net revenues are based on our own estimates of future demand. Orders from our principal customers are ultimately based on demand from end-users and such prospective end-user demand can be difficult to measure. Low end-user demand would negatively affect orders we receive from distributors and other principal customers and this would mean that our revenues in any fiscal period could be adversely impacted. If our estimates of sales are not accurate and we experience unforeseen variability in our revenues and operating results, we may be unable to adjust our expense levels accordingly and our profit margins will be adversely affected.

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

RISKS ASSOCIATED WITH MAJORITY STOCKHOLDER

As detailed in the footnotes to the consolidated financial statements, on July 28, 2006, the Company's majority stockholder, Jacuzzi Brands, Inc. ("Jacuzzi"), completed the sale of its 61.8% stockholding in Spear & Jackson, Inc. to United Pacific Industries Limited, a Bermuda corporation, and its wholly-owned subsidiary Pantene Global Holdings Limited (collectively, "UPI"). This change in ownership and control of the Company may have a significant impact on its future strategy, the way that it conducts its operations and the size and composition of its earnings and net assets, since UPI can influence substantially all matters requiring stockholder approval by simple majority in excess of 50%, including the election of directors, the approval of significant corporate transactions, such as acquisitions, the ability to block an unsolicited tender offer and any other matter requiring a vote of shareholders.

Additionally, based on its majority ownership, UPI is in position to complete a merger or other transaction involving the Company, subject to compliance with applicable regulatory requirements, which could result in the elimination of minority stockholders. UPI paid Jacuzzi $1.40 per share for its shares of common stock of the Company. UPI has agreed that for a one-year period following the closing of its acquisition of the majority interest in the Company, should UPI or any of its affiliates acquire any additional shares of the Company, the purchase price per share will not be less than $1.40. However, UPI is under no obligation to acquire any additional shares of the Company.

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

RISKS CONCERNING THE MAINTAINING AND IMPROVEMENT OF CURRENT PRODUCT MIX:

If we fail to appropriately manage our cost structure to reallocate resources to areas that will provide the best long-term benefits to our customers and shareholders, our reporting results will be adversely affected. For instance, we may experience unfavorable shifts in product mix or reductions in demand for a product or products that could dilute margins or limit our ability to spread manufacturing costs over normal levels of sales volume.

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

RISKS CONCERNING THE TIMELY IMPLEMENTATION OF THE COMPANY'S RESTRUCTURING PROGRAMS AND FINANCIAL PLANS:

The Company continues to evaluate plans to consolidate and reorganize some of its manufacturing and distribution operations. There can be no assurance that the Company will be successful in these efforts or that any consolidation or reorganization will result in revenue increases or cost savings to the Company. The implementation of these reorganization measures may disrupt the Company's manufacturing and distribution activities, could adversely affect operations, and could result in asset impairment charges and other costs that will be recognized if and as these reorganization or restructuring plans are implemented or the related obligations are incurred.

RISKS INHERENT IN OUR DEPENDENCE ON INTERNATIONAL SALES AND FOREIGN OPERATIONS:

Our principal business locations are situated in the UK, France, the Netherlands, Australasia and China and we generate sales from many areas of the world involving transactions denominated in a variety of currencies. The Company is subject to currency exchange rate risk to the extent that its costs are denominated in currencies other than those in which its revenues are derived. In addition, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings and net assets. Accordingly, we cannot be certain that currency exchange rate fluctuations will not adversely affect our future results of operations and financial condition.

As explained above, a significant proportion of sales are made by our businesses, particularly those in the UK, into foreign export markets. We anticipate that the portion of our total revenue from international sales will continue to increase as we further enhance our focus on developing new products, establishing new business partners and strengthening our presence in key growth areas. These overseas interests will therefore be subject to various financial and operating risks that arise from conducting business internationally, including:

     - unexpected changes in, or the imposition of, additional legislative or regulatory requirements in the various geographical regions where the Company operates ;

     - fluctuating exchange rates;

     - tariffs and other barriers;

     - difficulties in staffing and managing foreign sales operations;

     - import and export restrictions;

     - greater difficulties in accounts receivable collection and longer payment cycles;

     - potentially adverse tax consequences;

     - potential hostilities and changes in diplomatic and trade relationships.

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

RISKS RELATING TO MATERIAL BREACHES OF SECURITY OF ANY OF THE COMPANY'S SYSTEMS:

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect the Company's transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures of the Company's assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company's financial statements would be prevented or detected. Any failure to maintain an effective system of internal control over financial reporting could limit the Company's ability to report its financial results accurately and timely or to detect and prevent fraud.

RISKS CONCERNING SIGNIFICANT INCREASES IN THE COST OF PROVIDING PENSION BENEFITS TO EMPLOYEES AND RETIREES:

The Company has a defined benefit pension plan ("The Pension Plan", "The Plan") covering certain of its UK employees, former employees and retirees. The Pension Plan assets are invested primarily in equity securities and fixed-income government and corporate securities. At present, the Pension Plan has pension liabilities that exceed its assets. Under applicable law, we are required to make cash contributions to an under funded pension plan to the extent necessary to comply with minimum funding requirements imposed by regulatory demands. The amount of such cash contributions is based on an actuarial valuation of the Plan.

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

RISKS ASSOCIATED WITH FOREIGN SUPPLIERS:

We purchase a growing portion of our products from foreign suppliers based in India and the Far East. In line with the those risks, outlined above, associated with our foreign operations and international selling, our use of foreign suppliers also causes increased risk to our business due to:

     - increases in transportation costs;

     - new or increased import duties;

     - transportation delays;

     - foreign work stoppages;

     - potential war, terrorism and political unrest;

     - exchange rate fluctuations that could increase the cost of foreign manufactured goods.

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

RISKS RELATING TO THE OUTCOME OF PENDING AND FUTURE LITIGATION AND GOVERNMENTAL OR REGULATORY PROCEEDINGS:

As discussed in the footnotes to the consolidated financial statements, we are, and have been, involved in various pending litigation matters arising out of main and Derivative Class Action claims and also from the ordinary routine conduct of our business, including, from time to time, litigation relating to such items as commercial transactions, contracts, and environmental matters. The final outcome of such matters cannot always be determined with certainty and such actions may therefore have a material adverse effect on the Company's financial position and its results of operations or cash flows.

RISKS ASSOCIATED WITH OUR ACCOUNTING POLICIES AND ESTIMATES THAT MAY HAVE A MATERIAL EFFECT ON THE COMPANY'S FINANCIAL RESULTS:

Significant accounting policies and estimates have material effects on our calculations and estimations of amounts in our financial statements. Our operating results and balance sheets may be adversely affected either to the extent that actual results prove to be adversely different from previous accounting estimates or to the extent that accounting estimates are revised adversely. We base our critical accounting policies, including our policies regarding revenue recognition, reserves for returns, rebates, and bad debts, deferred tax asset recognition, pension plan assumptions and inventory valuation, on various estimates and subjective judgments that we may make from time to time. The judgments made can significantly affect net income and our balance sheets. Our judgments, estimates and assumptions are subject to change at any time. In addition, our accounting policies may change at any time as a result of changes in GAAP as it applies to us or changes in other circumstances affecting us. Changes in accounting policy have affected and could further affect, in each case materially and adversely, our results of operations or financial position.

RISK FACTORS THAT MAY NEGATIVELY IMPACT OUR STOCK PRICE:

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors particular to the Company, its industry and the markets in which it operates. Not all of these factors are in our control. These factors may include: sales falling below anticipated levels because of the timing of orders or weakening demand; adverse sales mixes; regional economic and governmental conditions; raw material price volatility; profit volatility arising from the seasonality of the garden product trade and benefits from restructuring initiatives falling below forecast. Such factors may therefore cause our operating results for future periods to be below the expectations of management and the Company's advisers and this may cause a decline in the price of our common stock.

There has been no material change in our risk factors from those described on pages 12 to 16 in our Form 10-K for the fiscal year ended September 30, 2005.

ITEM 2.   PROPERTIES

Our principal executive office is located at 12012 Southshore Boulevard, Suite 103, Wellington, Florida 33414. Previously the principal executive office was located at South Lasalle Street, Suite 201, Chicago, Illinois 60605.

We currently operate from five sites in the United Kingdom one site in France, the Netherlands, New Zealand and China, and two sites in Australia. Four of such locations are plant facilities and the remainder are office distribution facilities. Four of the locations are owned and the remaining seven are occupied under leases of varying lengths.

The UK owned locations comprise:

*    Neill Tools and Eclipse Magnetics, Atlas site, Sheffield, England

*    Robert Sorby site, Sheffield, England

*    Bowers Metrology site, Bradford, England

The French manufacturing and distribution facility is located in St Chamond.

The leasehold sites and their respective lease periods, date of expiry of lease and annual lease rentals are as follows:

                                                                    Annual Lease
                                                                       Rental
Occupier/Location               Lease Period     Expiry of Lease       $'000

Robert Sorby, Doncaster
England                         10 years         May 2009                22

Bowers Metrology, Hampshire
England                         10 years         August 2012            140

AUSTRALIA
Victoria Building
Dandenong South
Australia                       12 years         December 2014          198

Welshpool, Australia            2 years          April 2007              30

NEW ZEALAND
Avondale
Auckland, New Zealand           3 years          April 2008              53

THE NETHERLANDS
Maastricht
The Netherlands                 6 years          March 2011              40

CHINA
Min Hang District
Shanghai, China                 5 years          May 2010                64

The square footage of the above properties ranges from 3,000 to 240,000 square feet.

We consider all of our properties as suitable and adequate to carry on our business. We also believe that we maintain sufficient insurance coverage on all of our real and personal property.

In addition to the above, until December 2006, Eclipse Magnetics occupied leased premises in Sheffield, England. These premises have now been vacated but Eclipse Magnetics still remains responsible for the lease. The lease period is 25 years, expires in June 2011 and the annual lease rental is $342,000.

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

As a further measure, the Court appointed a Corporate Monitor to oversee the Company's operations. In addition to Mr. Crowley consenting to a preliminary injunction the Court's order also temporarily barred Mr. Crowley from service as an officer or director of a public company, and prohibited him from voting or disposing of Company stock. Although Soneet Kapila has continued to serve as Corporate Monitor for the Company, on January 10, 2007, he applied to the Court to terminate the role of Corporate Monitor having determined that his function was no longer necessary. The Court has not yet ruled on this application.

Following Mr. Crowley's suspension the Board appointed Mr. J.R. Harrington, a member of its Board of Directors, to serve as the Company's interim Chairman. Mr. William Fletcher, a fellow member of the Company's Board of Directors, who, until October 27, 2004, was the Company's Chief Financial Officer, and who is a director of Spear & Jackson plc, based in Sheffield, was elected to serve as acting Chief Executive Officer. Following extensive settlement negotiations with the SEC and Mr. Crowley, the Company reached a resolution with both parties. On September 28, 2004, Mr. Crowley signed a Consent to Final Judgment of Permanent Judgment with the SEC, without admitting or denying the allegations included in the complaint, which required a disgorgement and payment of civil penalties by Mr. Crowley consisting of a disgorgement payment of $3,765,777 plus prejudgment interest in the amount of $304,014, as well as payment of a civil penalty in the amount of $2,000,000. In May 2005, the SEC applied to the Court for the appointment of an administrator for the distribution of these funds as well as funds collected from co-defendants International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva who were not affiliated with the Company, to the victims of their actions, pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

On November 18, 2004, the Company signed a Consent to Final Judgment of Permanent Injunction with the SEC pursuant to which the Company, without admitting or denying the allegations included in the Complaint filed by the Commission, consented to a permanent injunction from violation of various sections and rules under the Securities Act of 1933 and the Securities Exchange Act of 1934. No disgorgement or civil penalties were sought from, or ordered to be paid by, the Company.

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

With the return of the Spear & Jackson shares to the Company by PNC, the stockholders of the Company had their percentage stock interest increase correspondingly. Jacuzzi Brands, Inc. ("Jacuzzi"), which a this time was a beneficial owner of 3,543,281 shares of common stock had its interest in the Company increase to approximately 61.8% of the outstanding common stock.

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

These various class action suits were subsequently consolidated. Thereafter, the defendants filed certain Motions to Dismiss with regard to the Complaint and on October 19, 2005, the U.S. District Court for the Southern District of Florida in Re Spear & Jackson Securities Litigation entered its Order regarding these Motions. The Order denied the Company's motion as well as that of Mr. Crowley, the former Chief Executive Officer of Spear & Jackson. The Court granted the Motion to Dismiss on behalf of Mr. Fletcher, the Company's interim Chief Executive Officer, and also granted the Motion to Dismiss on behalf of the Company's former independent auditor, Sherb & Co., LLP. The class plaintiff has subsequently filed an appeal regarding the trial court's decision to dismiss the case against Sherb & Co., LLP, which appeal is presently pending. No appeal was filed with respect to the decision to dismiss the case against Mr. Fletcher.

On July 7, 2006 the Company, Dennis Crowley and the Class Plaintiff reached a Memorandum of Understanding ("MOU"), which confirmed that the plaintiffs, the Company and Crowley in the class action had reached an agreement in principle for the settlement of this litigation, subject to Court approval. According to the terms of the MOU, the Company deposited the sum of $650,000 into a Qualified Settlement Fund, disbursement pending approval of the Court. Subsequent to this, Sherb & Co. also agreed to the terms of the Settlement agreeing to contribute an additional $125,000.

On November 9, 2006, the Stipulation of Settlement was filed with the Court for preliminary approval. Assuming that the preliminary approval is granted, the next step will be to notice the Class of the settlement and to set the approval process for final hearing and final approval before the Court. The matter will not be finally settled until the Court issues a final judgment approving the settlement.

Following the execution of the MOU, the lead plaintiffs commenced discovery procedures to confirm the fairness and reasonableness of the Settlement. The plaintiffs retain the right to terminate the Settlement if such discovery reveals that the Settlement is not fair, reasonable and adequate. Subject to these discovery procedures confirming the adequacy of the Settlement, all parties have agreed to use their best efforts to finalize an appropriate Stipulation of Settlement and any other relevant documentation necessary to obtain approval by the Court of the settlement of this action.

If the Settlement outlined in the MOU is not approved by the Court or, if subsequently terminated, the terms of the above Settlement will be without prejudice, any settlement amounts already paid will be returned and parties will revert to their litigation positions immediately prior to the MOU.

Should the class action settlement be approved, to facilitate the distribution of the funds from the class suit to the class shareholders and keep administrative costs to a minimum, the SEC Claim's Administrator applied to the Court on January 9, 2007 for permission to combine the class action funds with the funds derived in the SEC litigation, and allow for the SEC's Claim's Administrator to disburse the collective funds.

On September 6, 2005, the Company was served with a Shareholder Derivative Complaint filed on June 1, 2005 in the Circuit Court for Palm Beach County, Florida (Case No. CA005068). The suit named, the Company as nominal defendant. Also named as defendants were former directors Robert Dinerman, William Fletcher and John Harrington, in addition to Dennis Crowley and the Company's prior independent auditors, Sherb & Co. LLP.. The suit contains essentially the same factual allegations as the SEC suit, which was filed in April 2004 in the U. S. District Court for the Southern District of Florida, and the series of class actions claims initiated in the U.S. District Court, but additionally alleges state law claims of breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and lack of reasonable care by various or all the defendants.

Due to ongoing settlement discussions with the plaintiff's attorney, the Company had not responded to the Complaint. In August 2006 the Company entered into a settlement agreement with the plaintiff by agreeing to accept certain changes to its corporate governance procedures and the payment of up to $75,000 in legal fees. The settlement was filed with the Court in early November 2006, and if approved by the Court, will result in a dismissal of the suit and release the Company and the former director defendants Messrs Robert Dinerman, William Fletcher and John Harrington. A preliminary Approval hearing is scheduled on February 4, 2007.Dennis Crowley and Sherb & Co. continue as defendants in this suit.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the final quarter of our fiscal year ended September 30, 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our shares are currently trading on the "Pink Sheets" of the Over the Counter market under the stock symbol SJCK.PK. Our shares began trading on the OTC Bulletin Board on November 17, 2001. The following table sets forth for the periods indicated the range of the high and low sales price.

                         Fiscal 2006 - Stock Price     Fiscal 2005 - Stock Price
                         -------------------------     -------------------------
                         High $              Low $     High $              Low $
                         ------              -----     ------              -----

First Quarter ......      1.25                0.90      1.35                0.68
Second Quarter .....      1.80                0.95      1.90                1.35
Third Quarter  .....      1.62                1.10      1.83                1.15
Fourth Quarter .....      1.35                1.07      1.53                1.05
Year ...............      1.80                0.90      1.90                0.68

The highs and lows of our share price in the first quarter of fiscal 2007 were as follows:

High $ 1.15
Low $ 0.95

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS OF COMMON STOCK

As of September 30, 2006, there were 20 record owners of our common stock.

DIVIDENDS

We have not paid or declared any dividends on our common stock and do not intend to do so for the foreseeable future. Any earnings will be retained by the Company and used to expand the Company's existing operations.

Future dividend policy will depend on:

* our earnings
* capital commitments
* expansion and reorganization plans
* legal or contractual limitations
* financial conditions and
* other relevant factors

EQUITY PLAN COMPENSATION INFORMATION

                                       Number of Securities to     Weighted average         Number of Securities
                                       be issued upon exercise     exercise price of       remaining available for
                                       of outstanding options,    outstanding options,      future issuance under
                                         warrants and rights.     warrants, and rights.   equity compensation plans.
                                       -----------------------    ---------------------   --------------------------
Equity compensation plans
 approved by security holders......                 0                         0                       0

Equity compensation plans not
 approved by security holders......                 0                         0                       0

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below in respect of the Consolidated Statements of Operations for the years ended September 30, 2006, 2005, and 2004 and the consolidated financial data relating to the Consolidated Balance Sheets as at September 30, 2006 and 2005, have been derived from the audited consolidated financial statements of Spear & Jackson, Inc. included herein. The selected consolidated data in respect of the Consolidated Statement of Operations for the years ended September 30, 2003, and September 30, 2002 and the consolidated financial data pertaining to the Consolidated Balance Sheets at September 30, 2004, 2003 and September 30, 2002 have been derived from audited consolidated financial statements of Spear & Jackson, Inc. that are not included herein.

                                                                  AS OF AND FOR THE FISCAL YEARS ENDED SEPTEMBER 30,

                                                          2006           2005            2004            2003            2002
                                                     ------------     ----------      -----------     -----------      -----------
CONSOLIDATED STATEMENTS OF
OPERATIONS:
Net sales........................................     $   96,993       $ 100,698       $   99,485      $   90,124       $  87,886
Cost and Expenses:
    Cost of goods sold...........................         67,896          67,463           67,574          61,838          61,954
    Operating costs and expenses.................         36,078          31,405           29,753          21,909          27,250
                                                     -----------      ----------      -----------     -----------      ----------
    Operating (loss)income.......................         (6,981)          1,830            2,158           6,377          (1,318)

    Other income(expenses).......................            274             204             (116)           (101)            (96)

                                                     -----------      ----------      -----------     -----------      ----------
(Loss) income from continuing operations
    before unusual or infrequent items ..........         (6,707)          2,034            2,042           6,276          (1,414)
Unusual or infrequent items
    (charged) credited...........................           (692)          2,168                -               -               -

                                                     -----------      ----------      -----------     -----------      ----------
(Loss) income from continuing operations
    before income taxes..........................         (7,399)          4,202            2,042           6,276          (1,414)
                                                     -----------      ----------      -----------     -----------      ----------

Provision for income taxes.......................            973            (468)          (1,205)         (1,497)           (948)
                                                     -----------      ----------      -----------     -----------      ----------
Net (loss) income from continuing
   operations....................................         (6,426)          3,734              837           4,779          (2,362)
                                                     -----------      ----------      -----------     -----------      ----------

Loss from discontinued operations................           (101)           (163)            (214)            (66)         (1,150)
Provision for losses on disposal of
   discontinued operations.......................             48            (476)            (187)            (97)              -

                                                     -----------      ----------      -----------     -----------      ----------
Net loss from discontinued operations............            (53)           (639)            (401)           (163)         (1,150)
                                                     -----------      ----------      -----------     -----------      ----------

                                                     -----------      ----------      -----------     -----------      ----------
Net (loss) income................................    ($    6,479)      $   3,095       $      436      $    4,616      ($   3,512)
                                                     ===========      ==========      ===========     ===========      ==========
Basic and diluted net (loss) income  per share:
From continuing operations.......................    ($     1.12)      $    0.42       $     0.07      $     0.40      ($    0.58)
From discontinued operations.....................    ($     0.01)     ($    0.07)     ($     0.03)    ($     0.01)     ($    0.28)
                                                     -----------      ----------      -----------     -----------      ----------
                                                     ($     1.14)      $    0.35       $     0.04      $     0.39      ($    0.86)
                                                     ===========      ==========      ===========     ===========      ==========

Weighted average shares outstanding..............      5,735,561       8,845,290       11,741,122      11,988,930       4,100,071
                                                     ===========      ==========      ===========     ===========      ==========

CONSOLIDATED BALANCE SHEETS:

Working capital (note 3).........................     $   30,251       $  29,868       $   28,821      $   28,273       $  21,789
Other assets (note 3)............................     $   32,854       $  33,038       $   35,335      $   30,628       $  28,934
Other liabilities................................     $   41,264       $  36,703       $   34,717      $   27,049       $  21,419

          1. On September 6, 2002 Spear & Jackson, Inc. acquired Megapro Tools, Inc. and its subsidiaries ("Megapro") via a reverse takeover. The results and net assets of Megapro are included in the Consolidated Statements of Operations and the Consolidated Balance Sheet from that date until the date of Megapro's disposition on September 30, 2003. The results of Megapro are presented in the Consolidated Statements of Operations as discontinued operations.

          2. The Statements of Operations for the years ended September 30, 2006, September 30, 2005, September 30, 2004, and September 30, 2003 include within discontinued operations the results of the Company's thread gauge measuring business which the Company began marketing for sale in the fourth quarter of fiscal 2005. To preserve conformity with previously issued and audited consolidated financial statements the Statements of Operations for the years ended September 30, 2003 and September 30, 2002 include the results of this business segment in continuing operations. Net sales of the thread gauge measuring business for these two years were $1.6 million and $1.8 million, respectively, and the net losses were $0.1 million and $0.2 million respectively.

          3. Working capital comprises current assets, excluding any deferred income tax assets, less current liabilities. Other assets comprise property, plant and machinery, deferred income tax assets, and investments. For consistency of presentation, the current portion of deferred income tax assets is shown within "Other assets".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

SUMMARY OVERVIEW

Sales of $97.0 million for the year ended September 30, 2006, show a decrease of $3.7 million when compared to those for the equivalent period last year, while the operating result has fallen from a profit of $1.8 million in 2005 to a loss of $7.0 million in 2006. In the year ended September 30, 2006 the loss before taxes has been further increased by $0.7 million of costs relating to unusual or infrequent items (2005: net exceptional gains of $2.2 million). The infrequent items comprise:

* a $3.5 million gain arising on the sale of the residual element of the Company's Wednesbury facility;

* charges of $3.5 million in respect of a UK manufacturing reorganization program which was initiated in the year;

* $0.7 million of expenses in relation to the settlement of class and derivative litigation.

The comparable 2005 figure of $2.2 million included a profit on disposal of land and buildings of $3.3 million offset by manufacturing and other restructuring costs of $1.1 million. After crediting taxation of $1.0 million (2005: charging taxation of $0.5 million) and debiting losses from discontinued operations of $0.1 million (2005: $0.6 million) the net loss for the year was $6.5 million (2005: net income of $3.1 million)

These summary financials are presented in tabular form in the "Results of Operations" section, below.

DISCUSSION OF OPERATING RESULTS

Sales for the year from continued activities have decreased by $3.7 million (3.7%). This was primarily due to adverse currency exchange fluctuations in the year of $3.1 million increased sales rebates of $0.5 million and marginal sales volume decreases of $0.1 million. Sales volume improvements were recorded in our Metrology, Magnetics and French divisions, but these were offset by volume decreases in our other businesses attributable to soft domestic retail demand in the UK, challenging business conditions in many of our end markets, increasing pressure from cheap, Far Eastern imports and the weak US dollar.

Gross profit was 30% for the year ended September 30, 2006 compared to 33% in the previous year. Direct costs are still being adversely affected by cost price increases in our principal raw materials of steel, plastic, cobalt and nickel, and increases in basic utility costs. In our Neill Tools division margins have been further diluted by a mix switch towards factored garden power tools at the expense of better margins on industrial hand tool product lines. Additionally, the Company's margins have been further eroded by one-time inventory provisions of $1.1 million in our UK Garden Tools and Magnetics divisions following the completion of reorganization programs in those operations.

Selling, general and administrative expenses have increased by $4.7 million (14.9%) in the year. Reasons for the increase include: increased FAS 87 pension costs of $4.37 million, general inflationary increases and one-time costs in setting up our new Chinese facility. These adverse effects have, however, been mitigated by the impact of movements in the US$/Sterling cross rates in the year and decreased head office costs.

As a result of the decrease in sales volume, lower gross margins and higher overhead costs, the Company's operating income has decreased by $8.8 million (482%) from an income of $1.8 million in 2005 to a loss of $7.0 million in 2006.

The Company has benefited in the year from the $3.5 million gain arising on the sale of the residual element of its UK manufacturing facility at Wednesbury. The overall impact on pre-tax profits of this sale has been reduced by the provision of $3.5 million manufacturing reorganization costs. On January 25 2006, the Company announced the closure of the remaining element of its manufacturing site at Wednesbury. All warehouse and distribution operations were transferred to the Company's principal UK manufacturing site, Atlas, in Sheffield. Additionally, in the final quarter of the year, the Company performed a review of its remaining UK manufacturing operations. Further strategies are to be implemented at the Atlas site and in the Eclipse Magnetics division to reduce the Company's ongoing cost base and accrual has been made for severance costs, restructuring charges and fixed asset impairment charges relating to those initiatives.

The Company intends to continue to launch new products and to explore initiatives to reduce its operational base costs, through improved raw materials and product sourcing and by more efficient processes, in order to minimize margin erosion and to retain its competitive edge over cheap foreign imports. As noted above, the Company's management has already implemented a number of initiatives to improve profitability and to restructure its UK manufacturing base. These strategies will continue and further opportunities will be explored. Such restructuring costs and other initiatives, together with planned investment in new capital equipment in the UK, are anticipated to achieve improved efficiencies and reduce labor costs with corresponding improvements in the ongoing profitability of the Company in the forthcoming year.

OTHER MATTERS

On March 23, 2006, Jacuzzi Brands, Inc. ("Jacuzzi") and its subsidiary undertaking, USI American Holdings, Inc. ("USI" and together with Jacuzzi, the "Seller") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with United Pacific Industries Limited ("UPI"), a Bermuda Corporation, to sell its entire holding of 3,543,281 shares of the common stock (the "Shares") of Spear & Jackson, Inc. ("SJI") to UPI for $1.40 per share for an aggregate purchase price of $4,960,593. Such shares constitute all of the shares of SJI owned by the Seller.

The representations, warranties and covenants made by Jacuzzi and UPI were typical for this type of transaction, and included a covenant that restricted Jacuzzi from soliciting or negotiating with a third party between the signing date of the Stock Purchase Agreement and the closing date of the transaction. Jacuzzi also agreed that in connection with the closing of the transaction, it would, among other things, cause UPI's designees and one designee of Jacuzzi to be elected to the Board of Directors of Spear & Jackson, Inc. and would use commercially reasonable best efforts so that such UPI designees are in sufficient numbers to give UPI a majority of the Board of Directors of the Spear & Jackson, Inc. UPI also agreed that neither it nor any of its affiliates would purchase any additional Common Stock during the period from the signing date of the Stock Purchase Agreement through one year following the closing at a price less than $1.40 per share.

The purchase of the Shares by UPI contemplated by the Stock Purchase Agreement was subject to the receipt of a number of closing conditions, including approval by UPI's shareholders and the United Kingdom Pensions Regulator, and the receipt of certain other regulatory approvals as well as other customary closing conditions.

The Seller and UPI then announced that they had entered into Amendment No. 1 dated May 4, 2006, ("Amendment No. 1 to the Stock Purchase Agreement") to extend the date by which the Seller and UPI were required to lodge the clearance application with the UK Pensions Regulator. The Seller and UPI subsequently received a comfort letter dated July 5, 2006, issued by the UK Pensions Regulator (the "Comfort Letter"). The Seller and UPI agreed to waive the condition contained in the Stock Purchase Agreement for a clearance from the UK Pensions Regulator and to accept the Comfort Letter in satisfaction of that condition.

The trustees of Spear & Jackson, Inc.'s UK Pension Plan confirmed by a letter dated July 6, 2006 their acceptance of the UK Pensions Regulator's determination. The Seller and UPI subsequently announced that they had entered into Amendment No. 2 dated July 10, 2006, ("Amendment No. 2 to the Stock Purchase Agreement") to waive their respective requirements for a clearance from the UK Pensions Regulator and to accept in its place the Comfort Letter which stated that the UK Pensions Regulator was of the view, based on the information supplied to him in connection with the clearance application, that the change of control as a result of the sale by the Seller of all of its shares of Spear & Jackson, Inc. to UPI was not detrimental to the UK pension plan and that the UK Pensions Regulator believed that a clearance was not necessary for the transaction.

In addition, pursuant to the terms of Amendment No. 2 to the Stock Purchase Agreement, UPI agreed, subject to the Closing having occurred, to indemnify the Seller and JBI Holdings Limited (the "Jacuzzi Indemnified Parties") should the UK Pensions Regulator, regardless of the Comfort Letter, require any of the Jacuzzi Indemnified Parties to make a contribution or provide financial support in relation to the potential pension plan liabilities of SJI or its subsidiaries. In addition, UPI also agreed that for a period of twelve months from the Closing Date, that it will not, (and will use its best efforts to ensure that neither Spear & Jackson, Inc. nor any of its subsidiaries will) take any action or omit to take any action that causes the UK Pensions Regulator, as a result of such action or omission, to issue a contribution notice against the Jacuzzi Indemnified Parties in relation to any UK pension plan in which Spear & Jackson, Inc. or any subsidiary of Spear & Jackson, Inc. is an employer. Further, UPI agreed that for a period of twelve months from the Closing Date, that it will not (and will use its best efforts to ensure that neither Spear & Jackson, Inc. nor any subsidiary of Spear & Jackson, Inc. will) engage in any action or inaction which in relation to any such UK pension plan would fall within the UK Pension Regulation clearance guidance note dated April 2005 as a 'Type A' event unless UPI procures that clearance is issued by the UK Pensions Regulator in relation to such event in terms which confirm that no Jacuzzi Indemnified Party shall be linked to a financial support direction or contribution notice in respect of such event.

On July 28, 2006 the purchase was formally completed.

On June 22, 2006, Jacuzzi and UPI filed a preliminary Form 14C with the SEC announcing notice of change in control and of a majority of directors pursuant to section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder. The 14C indicated that three new directors would be designated by and elected to the Board of directors by UPI, to serve until the Company's next annual meeting. The 14C became effective on August 7, 2006, and the three new directors would replace the incumbent directors on about August 27, 2006. In the interim, the Board by resolution, appointed the three new directors Lewis Hon Ching Ho, Andy Yan Wai Poon and Maria Yuen Man Lam to the Board effective August 9, 2006.

Brian C. Beazer, the Chairman of UPI, is a director of Jacuzzi and holds approximately 24.56% of the shares of UPI. David H. Clarke is a director of UPI and holds approximately 22.88% of the shares of UPI. Until his retirement from all positions with Jacuzzi in September 2006, Mr. Clarke was the Chairman and Chief Executive Officer of that company. Mr. Clarke also holds approximately 28,350 shares of common stock of Spear & Jackson, Inc., representing approximately 0.49% of the shares of Spear & Jackson, Inc. but the shares of Spear & Jackson, Inc. owned by Mr. Clarke are not being purchased at the time of the sale of the Shares by the Seller to UPI.

As previously reported, a number of class action lawsuits were initiated in the US District Court for the Southern District of Florida by Company shareholders against the Company, Sherb & Co LLP, the Company's former independent auditor, and certain of the Company's directors and officers.

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

On July 7, 2006 the Company, Dennis Crowley and the Class Plaintiff reached a Memorandum of Understanding ("MOU"), which confirmed that the plaintiffs, the Company and Dennis Crowley had reached an agreement in principle for the settlement of this litigation, subject to Court approval. According to the terms of the MOU, the Company deposited $650,000 into a Qualified Settlement Fund, disbursement pending approval of the Court. Subsequent to this Sherb & Co. also agreed to the terms of the Settlement agreeing to contribute an additional $125,000.

On November 9, 2006, the Stipulation of Settlement was filed with the Court for preliminary approval. Assuming that the preliminary approval is granted, the next step will be to notice the Class of the settlement and to set the approval process for final hearing and final approval before the Court. The matter will not be finally settled until the Court issues a final judgment approving the settlement.

Following the execution of the MOU, the lead plaintiffs commenced discovery procedures to confirm the fairness and reasonableness of the Settlement. The plaintiffs retain the right to terminate the Settlement if such discovery reveals that the Settlement is not fair, reasonable and adequate. Subject to these discovery procedures confirming the adequacy of the Settlement, all parties have agreed to use their best efforts to finalize an appropriate Stipulation of Settlement and any other relevant documentation necessary to obtain approval by the Court of the settlement of this action.

If the Settlement outlined in the MOU is not approved by the Court or, if subsequently terminated, the terms of the above Settlement will be without prejudice, any settlement amounts already paid will be returned and parties will revert to their litigation positions immediately prior to the MOU.

Should the class action settlement be approved, to facilitate the distribution of the funds from the class suit to the class shareholders and keep administrative costs to a minimum, the SEC Claim's Administrator applied to the Court on January 9, 2007 for permission to combine the class action funds with the funds derived in the SEC litigation, and allow for the SEC's Claim's Administrator to disburse the collective funds.

On September 6, 2005, the Company was served with a Shareholder Derivative Complaint filed on June 1, 2005 in the Circuit Court for Palm Beach County, Florida (Case No. CA005068). The suit names the Company as nominal defendant. Also named as defendants were former directors, Robert Dinerman, William Fletcher and John Harrington, in addition to Dennis Crowley and the Company's prior independent auditors, Sherb & Co. LLP. The suit contains essentially the same factual allegations as an SEC suit, which was filed in April 2004 in the U.S. District Court for the Southern District of Florida, and the series of class actions claims initiated in the U.S. District Court, but additionally alleges state law claims of breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and lack of reasonable care by various or all the defendants.

Due to ongoing settlement discussions with the plaintiff's attorney, the Company had not responded to the Complaint. In August 2006 the Company entered into a settlement agreement with the plaintiff by agreeing to accept certain changes to its corporate governance procedures and the payment of up to $75,000 in legal fees. The settlement was filed with the Court in early November 2006 and, if approved by the Court, will result in a dismissal of the suit and release the Company and the former director defendants Messrs Robert Dinerman, William Fletcher and John Harrington. A Preliminary Approval hearing is scheduled on February 4, 2007. Dennis Crowley and Sherb & Co. continue as defendants in this suit.

RESULTS OF OPERATIONS

GENERAL

The results discussed below compare the years and quarters ended September 30, 2006, 2005 and 2004. As explained in note 3 to the financial statements, the acquisition of Spear & Jackson plc and Bowers Group plc (together "S&J") by Megapro Tools, Inc. (now Spear & Jackson, Inc.) on September 6, 2002 has been accounted for as a reverse acquisition. In these financial statements, S&J is the operating entity for financial reporting purposes and the financial statements for all periods represent S&J's financial position and results of operations.

Following their sales in September 2003 and February 2006, respectively, the operating results of the Company's Megapro screwdriver division and those of its Coventry Gauge thread gauge measuring division are disclosed under "Discontinued Operations".

SUMMARY

A summary of the results of operations is as follows:

                                                Years Ended                      Quarters Ended
                                                September 30                      September 30
                                        2006       2005        2004      2006        2005       2004
                                         $m         $m          $m        $m          $m         $m
Sales ...............................   97.0      100.7        99.5      21.8        22.3       24.0
                                        ----      -----        ----      ----        ----       ----

Gross profit ........................   29.1       33.2        31.9       5.7         7.5        8.4
Operating costs .....................   36.1       31.4        29.7       8.3         7.0        7.2
                                        ----      -----        ----      ----        ----       ----
Operating (loss) income .............   (7.0)       1.8         2.2      (2.6)        0.5        1.2

Other income/(expenses) .............    0.3        0.2        (0.2)      0.2         0.1          -
Unusual or infrequent events ........   (0.7)       2.2           -       1.8        (0.1)         -
                                        ----      -----        ----      ----        ----       ----
(Loss) income from continuing
 operations before income taxes .....   (7.4)       4.2         2.0      (0.6)        0.5        1.2

Income tax benefit (provision) ......    1.0       (0.5)       (1.2)      0.7         0.2       (0.5)
                                        ----      -----        ----      ----        ----       ----
(Loss)/income from continuing
 operations .........................   (6.4)       3.7         0.8       0.1         0.7        0.7
Discontinued operations .............   (0.1)      (0.6)       (0.4)        -        (0.2)      (0.2)
                                        ----      -----        ----      ----        ----       ----
Net (loss) income ...................   (6.5)       3.1         0.4       0.1         0.5        0.5
                                        ====      =====        ====      ====        ====       ====

SALES

2006 COMPARED TO 2005

Sales from continuing activities decreased by $3.7 million (3.7%) from $100.7 million in the year ended September 30, 2005 to $97.0 million for the year ended September 30, 2006. Sales of $21.8 million for the quarter ended September 30, 2006 were $0.5 million (1.97%) lower than sales of $22.3 million recorded for the comparable period last year.

The net decreases in sales for the year and the quarter ended September 30, 2006 over the comparable periods in the prior year are analyzed as follows:

                                                      Year           Quarter
                                                     ended            ended
                                                  September 30,    September 30,
                                                      2006             2006
                                         Note          $m               $m

Effect of exchange rate movements...     (a)          (3.1)             0.7

Sales volumes decreases.............     (b)          (0.1)            (0.9)

Increased rebates...................     (c)          (0.5)            (0.3)
                                                      ----             ----
                                                      (3.7)            (0.5)
                                                      ====             ====

Analyzed by principal business segment, the net revenue increases and decreases over prior periods can be summarized as follows:-

                                                      Year           Quarter
                                                     ended            ended
                                                  September 30,    September 30,
                                                      2006             2006
                                         Note          $m               $m
a)   Hand and garden tools

     Effect of exchange rate
      movements.....................     (a)          (2.3)             0.5
     Sales volume decreases.........     (b)          (2.0)            (1.4)
     Rebates........................     (c)          (0.4)            (0.2)
                                                      ----             ----
                                                      (4.7)            (1.1)
                                                      ----             ----
b)   Metrology tools

     Effect of exchange rate
      movements.....................     (a)          (0.5)             0.1
     Sales volume increases.........     (b)           1.4              0.4
     Rebates........................     (c)          (0.1)            (0.1)
                                                      ----             ----
                                                       0.8              0.4
                                                      ----             ----
c)   Magnetic products

     Effect of exchange rate
      movements.....................     (a)          (0.3)             0.1
     Sales volume increases.........     (b)           0.5              0.1
                                                      ----             ----
                                                       0.2              0.2
                                                      ----             ----
     Total                                            (3.7)            (0.5)
                                                      ====             ====
Notes:

(a) The functional currencies of the group's revenues are UK sterling, the Euro, the Australian and New Zealand dollar and the Chinese Yuan. The principal functional currency is sterling and the variation in the average US$/L cross rate in the year to September 30, 2006 compared to the comparable period last year has had a significant adverse impact on the US dollar value of the group's sales. In contrast, the movement in the average cross rate for the quarter to September 30, 2006 has had a material favorable effect on the US dollar value of the group's sales when compared to last year. The average US$/L cross rates in the periods under review can be summarized as:

                                             Average Cross Rates
                                             -------------------

                                   2006           2005            % Movement

Year ended September 30........   1.7956         1.8511             (2.99%)

Quarter ended September 30.....    1.874          1.785              4.99%

(b) The trading environment in our principal markets was again challenging as a result of flat consumer demand, continuing competition from rival suppliers across a number of product ranges and the increasing practice of major retail customers promoting own label offerings sourced from the Far East at the expense of S & J Company product.

     Within the UK, Neill Tools and Robert Sorby have witnessed increasingly difficult trading conditions in the fourth quarter and for the year as a whole. Likewise, trading conditions have been equally competitive in our French and Australasian New Zealand divisions. The French market is becoming increasingly problematic because of the steady increase in Far Eastern imports. In New Zealand, sales have been negatively impacted by the loss of a major retail customer but such losses were mitigated by increased sales of air, masonry and hand tools in its sister Australian division.

     Despite the less than favorable market conditions in the Metrology and Magnetics products divisions, sales volumes increased over the prior year by $0.95 million. This increase arose from incremental sales growth in the Metrology division's facilities in Maastricht (first full year of trading) and Shanghai (business start up in the year) and increases in home and export sales in Eclipse Magnetics with both the filtration and separation ranges featuring prominently.

(c) Sales rebates charged in the year ended September 30, 2006 amounted to $4.8 million and $1.2 million of rebates were expensed in the quarter ending on that date. The level of rebates in the year ended September 30, 2006 has increased by 9.6% over the comparable period last year. This is due to increased trading volumes in Australia and the offering of increased rebates in the Neill Tools division and in France as an additional customer incentive in highly competitive sales markets.

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

The net increase in sales for the year and the decrease in the quarter ended September 30, 2005 over the comparable periods in the prior year are analyzed as follows:

                                                      Year           Quarter
                                                     ended            ended
                                                  September 30,    September 30,
                                                      2005             2005
                                         Note          $m               $m

Effect of exchange rate movements...     (a)           4.0              0.3

Sales volumes decreases.............     (b)          (2.3)            (1.6)

Increased rebates...................     (c)          (0.5)            (0.4)
                                                      ----             ----
                                                       1.2             (1.7)
                                                      ====             ====

Analyzed by principal business segment, the net revenue increases and decreases over prior periods can be summarized as follows:-

                                                      Year           Quarter
                                                     ended            ended
                                                  September 30,    September 30,
                                                      2005             2005
                                         Note          $m               $m
a)   Hand and garden tools

     Effect of exchange rate
      movements.....................     (a)           3.1              0.3
     Sales volume decreases.........     (b)          (4.7)            (2.0)
     Rebates........................     (c)          (0.5)            (0.4)
                                                      ----             ----
                                                      (2.1)            (2.1)
                                                      ----             ----
b)   Metrology tools

     Effect of exchange rate
      movements.....................     (a)           0.5                -
     Sales volume increases.........     (b)           1.4              0.4
                                                      ----             ----
                                                       1.9              0.4
                                                      ----             ----
c)   Magnetic products

     Effect of exchange rate
      movements.....................     (a)           0.4                -
     Sales volume increases.........     (b)           1.0                -
                                                      ----             ----
                                                       1.4              0.0
                                                      ----             ----
     Total..........................                   1.2             (1.7)
                                                      ====             ====
Notes:

(a) In both 2004 and 2005, the functional currencies of the group's revenues were sterling, the Euro and the Australian and New Zealand dollar. The principal functional currency was sterling and the variation in the US$/L cross rate in the year, and to a lesser extent, the quarter ended September 30, 2005 compared to the comparable periods last year had a significant favorable impact on the US dollar value of the group's sales. The average US$/L cross rates in the periods under review can be summarized as:

                                         Average Cross Rates
                                         -------------------

                                 2005            2004        % Movement

Year ended September 30......   1.8511          1.787           +3.6%

Quarter ended September 30...    1.785          1.788           (0.2%)

     Although in the quarter ended 30 September, 2005 the US$/L cross rate decreased when compared to the previous year, the Company still benefited from favorable exchange gains. This was due to the fact that there was a significant movement in the $/Aus $ cross rate in the last quarter of 2005 when compared to the same quarter of the prior year which had a significant effect on the translation of the Australian division's sales from Australian dollars to $. The $0.4 million favorable variance on the $/Aus $ cross rate more than compensated for the adverse US$/L exchange variances in the UK based operating divisions.

(b) Business conditions in many of our end markets remained challenging as a result of continued competition from rival suppliers in a number of our product ranges, increasing pressure from cheaper Far Eastern imports, the weak US dollar and poor retailing conditions in the UK and Australasia.

     Within the UK, Neill Tools witnessed increasingly difficult trading conditions in the fourth quarter of the fiscal year where sales were 11.1% lower than the comparable period last year. Buoyant hand tools demand from the Middle East in previous quarters eased and UK sales of garden tools were adversely affected by depressed order intake from major retail outlets. Likewise, Australia and New Zealand continued to show volume decreases ($3.0 million for the year and $0.8 million in the last quarter) which were primarily attributable to increased levels of competition from foreign imports and a slow down in consumer spending.

     While similar market pressures were experienced over the year in the Metrology and Magnetics products divisions, volume increases over the prior year of $2.3 million cumulatively and $0.4 respectively were still achieved. This was attributable to growth in the Metrology distribution facility in Maastricht and increases in export sales in Eclipse Magnetics following the establishment of new distribution channels.

(c) Sales rebates charged in the year ended September 30, 2005 amounted to $4.4 million and $0.9 million of rebates were expensed in the quarter ending on that date. The level of rebates in the year ended September 30, 2005 increased by 13.6% over the comparable period last year. This was due to: increased trading volumes in France; the offering of increased rebates in the UK in the Company's Neill Tools division as an additional customer incentive in a highly competitive sales market; and adverse movements in the L/US$ cross rate.

SEGMENTAL REVIEW OF SALES

We aim to maintain and develop the sales levels of our businesses through the launch of new products, the improvement of existing ranges and the continued marketing of our portfolio of brands in order to retain and gain market share.

Sales and revenue details on a segment basis are as follows:

NEILL TOOLS

2006 COMPARED TO 2005

Sales for the year to September 30, 2006 of $41.2 million showed a reduction of $2.7 million (6.2%) over last year's total of $43.9 million. The decrease was attributable to adverse volumes of $1.3 million, unfavorable exchange rates of $1.3 million and increased rebates of $0.1 million.

Neill Tools continued to experience particularly tough trading conditions in the year in both its export and home markets. Last year's export demand, bolstered by the huge construction programs that were put in place following the conflicts in the Middle East, has now declined. Additionally, our sales into the Middle East have been affected by parallel imports into the UAE from Kuwait and Indonesia. This issue further highlighted the fact that within the industrial tools business, export markets continue to be driven by demand for our hacksaw blades. Sales of these products now represent 60% of our industrial tools' revenues and strategies are being prepared to spread this sales concentration risk through the development of higher margin product ranges, brand presence and new product development.

At home, the UK retail market continued a downward trend, especially in the multiple retail sector, which, once again, is experiencing a downturn in consumer spending. This increasingly soft retail demand together with industrial and retail sales erosion through increased private label penetration had a direct impact on our Hand & Garden sales in the UK and remains a cause for concern. Overall, annual sales losses were mitigated, however, by the securing of a $1.8 million agreement with a major retail chain for the Spear & Jackson power garden tools during the first half of the year.

Gross margins continued to be depressed. The main drivers behind this reduction were a mix switch toward Garden Power products at the expense of higher margin product lines, increases of more than 50% in gas and electricity supply costs, and, following the implementation of various manufacturing reorganization initiatives, one-time stock provisions against obsolete, slow moving and discontinued inventories.

Improvements in manufacturing costs continue to be the focus of management to improve competitiveness in new and existing markets. As previously reported, on January 25, 2006, the company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. The site closure forms a key part of the Company's UK manufacturing strategy to regenerate and modernize key areas of the hand and garden tools businesses. All warehouse and distribution operations previously performed at this location have now been transferred to the Atlas site in Sheffield. The manufacturing and assembly functions formally carried out at the Wednesbury site have been outsourced to suppliers based outside the UK. The transfer of operations from Wednesbury to Sheffield was completed by November 30, 2006 and, when fully integrated, will help to ensure that the UK hand and garden business will deliver improved customer service and satisfaction.

As a further element of its UK reorganization program, in the third quarter of fiscal 2006 the company announced that certain manufacturing operations carried out at its Atlas site would also cease.

Going forward, the main challenges for the business centre in the continuing reduction of the manufacturing cost base and driving innovation and new product development in line with our core brands and competences. In addition, the Company is recruiting key people with the experience and skills to deliver new product development strategy and focused product and brand management.

2005 COMPARED TO 2004

Sales for the year to September 30, 2005 of $43.9 million showed a reduction of $0.5 million (1%) over the 2004 figure of $44.4 million. The decrease was attributable to adverse volumes of $1.7 million and increased rebates of $0.3 million offset by favorable exchange movements of $1.5 million.

Despite a promising start in the first half of the year Neill Tools witnessed particularly difficult trading conditions in the third and fourth quarters of the year. The UK retail market continued a downward trend, especially in the multiple retail sector, and market indicators recorded UK retail sales at their lowest for over 20 years. Additionally, export sales, which in the first half of the year had exceeded expectations, saw an easing in demand. Our strong export sales performance at the beginning of the year was bolstered by the demand generated by the huge construction programs that were put in place following the conflicts in the Middle East, but this demand slowed in the latter part of the year. In addition, Neill Tools experienced a weakening of its order book with Middle Eastern countries during quarters three and four. The continued worldwide terrorist activity affected the appetite for business travel and as a consequence sales orders declined.

UK trading conditions, especially in the garden tools market, deteriorated due to increasingly soft demand in the multiple retail sector. Despite the resultant sales shortfalls in our gardening business, the "Predator" woodsaw range, which was so successful in fiscal 2004, continued to sell strongly. Capital investment of approximately $0.9 million in new woodsaw and hacksaw blade plant was approved and implemented, ensuring that the record levels of productivity experienced in the year could be sustained.

The threat to the business from low-cost, Far Eastern economies continued unchanged. These competitive pressures were exacerbated by the weakness of the US dollar, price increases imposed by our steel, plastics and utility suppliers, and the difficulty within a competitive market place of passing on these increases to customers. Despite this, margins were maintained when compared to the previous year, as divisional profitability benefited from favorable sales mixes, the sale of obsolete inventories at amounts above NRV and the successful implementation of a number of strategic initiatives to reduce the cost of manufacturing and distribution.

During the year the division announced a reorganization in connection with the closure of part of one of its manufacturing facilities, and carried out a review of its UK manufacturing operations, for which costs of $1.5 million were provided. These initiatives were implemented to reduce the division's reliance on own-manufactured items and to enable the division to progress the sourcing of componentry for UK assembly to further reduce costs and improve profitability.

Given the depressed trading conditions, focus was directed towards tight overhead cost control and reorganizations of certain sales and administrative functions were undertaken to reduce these costs.

ECLIPSE MAGNETICS

2006 COMPARED TO 2005

Revenues for the year increased by $0.2 million (1.9%) from $10.7 million in 2005 to $10.9 million in 2006. This increase was explained by improved trading volumes of $0.5 million offset by unfavorable exchange differences of $0.3 million.

Overall there has been sales volume growth in both our home and export markets. The UK market reported a 5% improvement over last year, mainly attributable to increased sales in the division's separation and core product ranges. Export sales were also better than last year with lifting, separation and filtration product ranges showing further improvements in performance. Sales into the US continued to prosper as we continued to increase our US market share through the introduction of new products and close key account management.

The Engineered Magnetic Solutions business saw further growth with new products and technologies being offered for bespoke industry solutions.

Competition from the Far East remains the main threat, whether directly or through agents, as we continue to see the emergence of more and more companies in our trading markets offering high quality goods at low market price points.

Gross margins were lower than last year due to an adverse sales mix in the Industrial sector, higher utility and key primary material costs and one-time inventory provisions.

Reductions in direct costs and improvements in manufacturing efficiencies continued therefore, to be the focus of management to improve competitiveness in new and existing markets.

On August 11, 2006, the company announced both the cessation of certain manufacturing activities at its site in Sheffield, England and the relocation of its remaining business to the Atlas site, Sheffield. This site consolidation forms another part of the Group's strategy to regenerate and modernize operations and to reduce costs.

Looking forward, the main challenge continues to be the distancing of rival Far East manufacturers from our key customer base. Our commodity-based business is under continued threat. To counter this, we continue to promote the attractiveness of our product by offering added value to our customers through, for example, additional assembly work. At the same time, however, we are taking positive steps to improve our manufacturing process and product sourcing. As part of this strategy, the division enhanced its presence in China in January 2006 when it paid $0.2 million for a 25% equity participation in a recently formed Chinese Joint Venture.

In addition to the cost control issues, management also continues to follow a strategy of new product development as a key drive in increasing market share within key product segments.

2005 COMPARED TO 2004

Revenues for the year increased by $1.4 million (14.8%) from $9.3 million in 2004 to $10.7 million in 2005. This increase was due, in the main, to improved trading volumes of $1.0 million and favorable exchange differences of $0.4 million.

Sales of both the distribution range of products and the engineered products line showed a marked improvement when compared to last year helped by new distribution channels in Europe, and new initiatives in South America.

The higher technology area of the division, "Applied Magnetic Systems" continued to design and develop new products, mainly driven by the material handling and separation business. New products were designed, developed and installed within the food and automation industries, covering liquid processing, conveying and materials handling industry. In particular, the division was successful in developing a new range of patented filtration products, 'Micromag', which is designed to protect expensive pumps and valves.

In the industrial sector, reduced demand was experienced from key sales accounts as certain customers migrated to Far Eastern manufacturers.

The standard low technology area of the business continued to be eroded by good quality imports at low price points from our competitors in China and the Far East. This directly impacted on our distribution and industrial markets where customers switched supply sources to the Far East or redesigned systems and applications to accommodate newer magnetic materials.

Despite sales price erosion, increases in steel prices and the cost of utilities, 2005 gross margins were not eroded thanks to the stabilization of raw material prices for nickel and cobalt (two major alloys used in magnet manufacturing), an improved mix of products sold within the engineering products division and improvements in manufacturing costs.

ROBERT SORBY

2006 COMPARED TO 2005

Robert Sorby sales for the year of $4.5 million showed a $0.5 million (9.6%) decrease from last year's total of $5.0 million. This was attributable to adverse sales volumes of $0.4 million and adverse exchange movements of $0.1 million.

The year to September 2006 has proved to be one of the most challenging faced by Robert Sorby for many years. The UK home retail market sales fell by 9% compared to last year, reflecting the challenging trading conditions and reduced consumer demand. Two of the division's premier product groups, lathes and lathe chucks, have felt the combined adverse effect of increased competition and a very subdued market place.

Export markets, too, suffered softening demand, with a 10% decrease in sales to North America, our principal export region. Here markets have been affected by escalating living costs impacting adversely on our typical retiree customer who lives on a fixed income. Additionally, excess stocks held by one major US customer have had an adverse effect on the year's sales revenues.

We have continued to switch our focus from dealer selling to direct consumer marketing, especially in-store demonstrations, woodworkers' club events and regional exhibitions. One innovation has been the introduction of a series of master classes in the UK and this concept is to be extended to the US in the first quarter of the next financial year.

In the light of the sales shortfalls, emphasis has been placed on the control of manufacturing costs, product development expenses and marketing expenditure.

Towards the end of 2005 we had suffered as a result of the dramatically escalating price of steel, which is our prime raw material. Those prices have now dropped significantly from their peak which has eased some of the pressure on margins. In addition, the move from distribution through numerous UK trade accounts to sales through our own retail arm, Turners Retreat, served to improve gross margins as well as giving us more control of our product in the market place.

Looking forward the business climate remains uncertain. In the UK uncertainty over pension issues continues to have a negative impact on our typical customer. In the USA, which, is our single biggest market, the outlook remains unclear with pressure on personal expenditure. Against this unpromising background our mail order business continues to flourish and the launch of a new sharpening system in October has exceeded expectations.

2005 COMPARED TO 2004

Robert Sorby sales for the year showed no movement from last year ($5.0 million in both years), although favorable exchange movements of $0.2 million were offset by a volume decrease of $0.2 million.

Robert Sorby suffered from a very challenging market place, especially in the second half of the year. UK home retail market sales fell by 7% compared to the prior year, reflecting the challenging trading conditions and reduced consumer demand. To resist sales dilution, the division's UK marketing effort has centered on the attendance at national, regional and dealer shows, supported by specialist magazine advertising. Additionally, Robert Sorby's mail order operation has now become firmly established and continuing focus is to be placed here in the future. As a result of strong demand in this sector an e-commerce web site is currently under construction.

Overseas were also disappointing, especially in the US. We have continued to maintain a strong overseas promotional activity, which is essential in retaining market share and resisting the efforts of competitors to consolidate their own market positions.

BOWERS

2006 COMPARED TO 2005

Sales for the year showed an increase of $0.8 million (5.3%) from $15.6 million in 2005 to $16.4 million in 2006. $1.4 million of this increase is attributable to increased sales volume offset by $0.5 million of adverse exchange rate variances and $0.1 million of increased sales rebates.

The increase is mainly attributable to the continued expansion of the new sales and distribution facility set up in Maastricht, Holland, that was established in fiscal 2005 and, to a lesser extent, sales from our new Shanghai based facility which commenced trading in the second quarter of the current year.

Growth in the UK based divisions has been rather more subdued. Here, the home UK market remains the main concern, with the double threat of competition from low cost imports and a shrinking industrial market place. Continuing factory closures in the automotive market, including Rover and Peugeot, are, unfortunately, not being offset by expansion in other UK factories such as Honda, Nissan and Toyota. While the automotive sector has remained stagnant the aerospace sector has performed well as has the offshore sector, where suppliers have made significant investment in new equipment for this industry. In particular, Bowers "Gagemaker" range of products has witnessed a 40% increase during the year.

The core Bowers export business has been positive with the USA and German markets performing strongly due to companies making significant investment in machine tools, the key driver for stimulating purchase demand for metrology equipment. We do anticipate a leveling off in expansion in these two markets in fiscal 2007, although we expect this to be offset by expansion in Europe and Asia.

The Shanghai facility is currently operating as a quality control and administration centre for products being shipped to Europe. A complete range of bench hardness testers has been introduced and a distributor network has been established in Europe for these products with further distributors now appointed in Asia for both the bench and portable hardness testers.

Bowers Shanghai has obtained a trading license to sell within the PRC and preparations are now underway to commence direct selling activities in the second quarter of Fiscal 2007. The activities in Shanghai will be further enhanced when manufacturing operations commence in quarter 2 of Fiscal 2006/7.

Gross margins have been sustained during the year. Increased energy costs have been offset by favorable exchange gains on imported products denominated in US dollars and a price increase in July was successfully implemented.

Looking forward, demand for our own manufactured hand tools will continue to face further pressure from cheap Far East imports. The company recognizes that new products are the key drivers for growth in the business and several significant new products are due to be launched during the 2006/7 fiscal year. The main threats are a larger than expected slowdown in the US and any significant adverse changes in exchange rates.

2005 COMPARED TO 2004

Sales for the year showed an increase of $1.9 million (14.3%) from $13.7 million in 2004 to $15.6 million in 2005. $1.4 million of this increase is attributable to increased sales volume with the remaining $0.5 million due to favorable exchange rate variances.

Quarter 4 results were in line with forecast but a larger than normal slowdown in sales to the USA over the summer months and manufacturing capacity issues in the UK resulted in the division being unable to recover EBIT shortfalls in quarters 1 and 2.

The new sales and distribution facility set up in Maastricht, Holland, became fully operational during the year and continued to have a favorable impact on trading volumes. This new facility, specializing in the distribution of portable hardness testing equipment manufactured in China and the sale of general engineers hand tools, has excellent connections in mainland Europe. The division's earnings were depressed by considerable set-up costs but it is anticipated that its profitability will be increased once these one-time charges are eliminated. An allied manufacturing, quality control and distribution centre is being established in Shanghai, China and this is expected to improve divisional margins further once the business is fully functional during Q2 of fiscal 2006. Currently the quality control operation for these hand tools is being carried out in Maastricht but this will be transferred to Shanghai where the division will benefit from lower labor costs.

Other successes in the year included solid performances in the USA, although the growth experienced during the first three quarters of the year slowed down in the last quarter. High sales levels of the new Smart Plug 2-point product were also encouraging. Good progress was made in new markets throughout the year and new or additional distributors were appointed in Turkey, Australia, Mexico, Hong Kong and Russia.

Overheads were strictly controlled throughout the year which helped to compensate for lower than expected revenues. A restructuring of the UK sales operation was completed in quarter 4 as a means to further reduce overheads in the 2006 financial year.

Margins showed marginal deteriorations due to efficiency problems at one of the UK manufacturing sites but this will be addressed through a new capital expenditure initiative which is to be implemented in Q1 of fiscal 2006. Mitigating these adverse margin impacts was the slight strengthening of the $ which lowered the cost of factored items purchased from the Far East.

S&J FRANCE

2006 COMPARED TO 2005

Sales in the year decreased by $0.3 million (2.6%) from $10.4 million in 2005 to $10.1 million in 2006, the decrease being attributable to adverse exchange rate variances of 0.4 million offset by volume increases of $0.1 million.

The French economy remains subdued and business conditions in the Company's principal markets have continued to mirror this depressed retail environment.

Competition remains intense in the French garden products market with a number of suppliers trying to secure business with a shrinking base of retail outlets. This competition inevitably leads to pressure on margins and the situation is exacerbated by our sales profile where 40% of our turnover is concentrated on two customers. This makes price negotiations difficult and can result in additional incentives, e.g. rebates being offered, as a matter of course, in order to gain orders. Sales rebate levels were particularly high in the period under review.

We continue to feel the effects from the increasing flow of cheap Asian and Far Eastern imports which puts pressure on turnover and margins. These pressures were intensified by increases in direct costs, particularly raw materials and payroll. This margin dilution could be further increased by the opening of specialist cut-price garden stores in the course of the forthcoming year.

In order to relieve these margin pressures the Company continues to look for new suppliers in China and India in order to drive down product cost. The Company will continue to concentrate on marketing activity to promote its principal brands and to secure new listings. Such activity will centre on the publication of a new 2007 product catalogue, improvements to the Company web site, advertising, newsletters, etc.

It is clear that in order to increase the success of new product ranges it is essential that we are able to offer quality products at lower price points. We will therefore focus on new product development as a way of both improving margins and eliminating the seasonal peaks that are typical of the garden products business. During 2006 the Company has extended its private ranges of tools and introduced new snow, garden cutting and bonsai tools.

2005 COMPARED TO 2004

Sales in the year increased by $0.8 million (7.8%) from $9.6 million in 2004 to $10.4 million in 2005, the increase being attributable to favorable exchange rate variances of 0.5 million and volume increases of $0.3 million.

On a macro level the French economy remained depressed with increased unemployment rates, lower consumer confidence and reduced spending levels. Business conditions in the company's markets reflected the sluggish retail environment with price competition and consolidation of competitors putting pressure on margins. Additionally, the company suffers from a large amount of French garden product turnover being concentrated in a small number of retail outlets, which makes price negotiations very difficult. As a result of this, the company forced to offer higher rebate levels to stimulate sales

Significant marketing activity was undertaken during the year to promote the Company's principal brands and new listings continued to make an important impact especially brass ornaments, thermometer and weather station ranges, culture products, extensions to the garden product and hand tool range and plastic shovels. Given the seasonal nature of garden product sales, the marketing and promotional activity undertaken in the year (new design and packaging for the company's principal brands; creation of new web site) together with the impact of new ranges played an important role in the French division.

Gross margins in the year to September 30, 2005 improved by two percentage points over the comparable period last year as a result of production efficiencies and the negotiation of more favorable supplier terms. An overhead reduction program was also successfully implemented.

AUSTRALASIA

2006 COMPARED TO 2005

Sales decreased from $15.0 million in 2005 to $13.8 million in 2006, the $1.2 million (7.8%) decrease being attributable to sales volume decreases of $0.35 million, increased sales rebate levels of $0.35 million and adverse exchange variances of $0.5 million.

The sales volume decreases have all occurred within our New Zealand division while Australia has witnessed some modest increases.

The Australian market recorded economic growth during the third and fourth quarters despite an increase in domestic interest rates in May 2006 and escalating fuel costs. The economy also recorded a 30-year low in its unemployment rate giving early evidence that the increase in interest rates had a less than anticipated impact on economic activity. Against this macro economic backdrop, the division's sales were adversely affected by increased competition, a rise in rival imported house brands, declining price points and the loss of garden ranges with a major retail and agency line. Such losses were offset, however, by increased sales in air, masonry, hand tools and metal products.

In New Zealand, sales levels were down on the previous year this being attributable to increased levels of competition from Asian imported power and air tool products, the loss of business with a major retail group in fiscal 2005 and a slowing of the New Zealand economy and declining consumer demand when compared to the previous year.

In addition, the Australian and New Zealand markets continue to be extremely price competitive with many of our retail customers sourcing their "house brands" directly from Asia in direct competition with S&J. This practice has placed, and will continue to place, added pressure on our sales, margins and market share. Despite these pressures, margins in Australia were 3 points higher than those achieved in the previous fiscal year as a result of improved product sourcing and successful price increases. In contrast, margins in New Zealand fell by two points as a result of adverse sales mixes and the clearance of slow moving inventory at reduced prices.

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

A major focus going forward will be the promotion and marketing of Spear & Jackson brands to gain incremental sales and profit growth. The division will also continue to develop and introduce new and extended ranges under the S&J brand as a further lever to generate additional revenues.

2005 COMPARED TO 2004

Sales decreased from $17.4 million in 2004 to $15.0 million in 2005, the $2.4 million (13.8%) decrease being attributable to sales volume decreases of $3.0 million and increased sales rebate levels of $0.3 million offset by favorable exchange variances of $0.9 million.

The sales revenues of the Australian division continued to suffer in comparison to the prior year due to the loss of business with a major Australian retailer, increased levels of competition and a softening in retail demand spurred by increases in domestic interest rates which negatively impacted on consumer spending.

In New Zealand, lower than expected sales levels were attributable to increased levels of competition from Asian imported power and air tool products and the loss of business with a major retail group. As in Australia, increased domestic interest rates and speculation concerning further rate hikes dented consumer confidence and slowed demand.

Margins in both Australia and New Zealand remained under pressure given the sluggish retail demand, the increased promotional and marketing costs necessary to maintain sales levels, unfavorable sales mixes and reduced exchange gains from a weakening Australian dollar. These adverse effects were mitigated, where possible, by improved product sourcing.

Offsetting the margin dilution were overhead reductions in excess of 20% compared to the prior year across all cost centers in the two Australasian units.

Competition from imported Asian products and the increasing trend of the large Australian retailers to import and develop their own home brands continued to place pressure on the sales and margins of the business. To counter this trend, the division instigated aggressive pricing policies to help maintain and improve existing sales volumes and market share in all categories in which it competes. The division also remained focused on re-establishing and consolidating its trading relationships with retail customers and suppliers and on maximizing the selling opportunities of Spear & Jackson branded products. In this regard, management introduced a number of new and extended ranges and promotional programs across the digging, garden cutting, handsaw and air tool ranges. In addition, the division concentrated on improved product sourcing to ensure that all S&J branded product meets customers' expectations and is positioned within the appropriate price points. At the end of fiscal 2005, not all of these initiatives had reached their full potential but efforts to generate incremental sales and margin growth would continue into fiscal 2006. In addition, management initiated a series of cost cutting measures, including the restructuring of the workforce, in order to meet the slow down in sales demand.

COSTS OF GOODS SOLD AND GROSS PROFIT

Summary details regarding costs of goods sold as a percentage of sales and gross profit margins in the periods under review are as follows:

                          Years ended September 30     Qtrs ended September 30
                          2006      2005      2004     2006      2004      2003
                            %         %         %        %         %         %

Cost of goods sold.....   70.00     66.99     67.92    73.93     66.59     64.83
as a % of sales

Gross profit margin....   30.00     33.01     32.08    26.07     33.41     35.17

Costs of goods sold increased to $67.9 million in the year to September 30, 2006 from $67.5 million in 2005. In the quarter to September 30, 2006 the cost of goods sold was $16.1 million compared to $14.8 million in 2005, an increase of 8.78%.

COMPARISON OF 2006 TO 2005

Margins have continued to suffer from the adverse effects of raw material (principally steel) and utility price hikes together with increases in the cost of fuel used to operate our manufacturing processes. In the Neill Tools division a main driver behind decreased margins has been the mix switch towards factored garden power tools at the expense of better margins on industrial hand tool product lines. Significantly, in the last quarter, margins have also been eroded in both our Neill Tools and Eclipse divisions as a result of one-time inventory provisioning against old and obsolete lines.

We will continue to evaluate means of maintaining and improving current sales mixes and of further reducing costs of goods sold across all of our principal trading operations to avoid margin erosion. Improvements in manufacturing efficiency and the reduction of direct costs continue to be the focus of management as a means to improve competitiveness in new and existing markets. The UK manufacturing reorganization program, initiated in the last quarter of 2005, and continued in the second and subsequent quarters of Fiscal 2006 with the announcement of the closure of our manufacturing site at Wednesbury in the UK, the relocation of the UK central warehouse to the Atlas site in Sheffield and the cessation of certain manufacturing activities in the UK magnetics division has had, and will have, a beneficial effect on margins. Own-manufactured product will be progressively replaced with factored items sourced from overseas thereby reducing costs and increasing profitability.

Further pressure is exerted on our margins by the weak dollar and, to retain competitiveness, additional discounts have been offered in certain markets where our sales are transacted in that currency.

The Company's position is not, however, unique in this respect since the trading issues crystallized by the weakening value of the dollar are currently faced by many other UK companies with material export sales interests.

COMPARISON OF 2005 TO 2004

Despite continuing raw material (principally steel and plastic) and utility price increases, together with increases in the cost of fuel used to operate our manufacturing processes, gross margins continued to show improvements over Fiscal 2004, as a result of:

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

EXPENSES

2006 COMPARED TO 2005

Selling, general and administrative (SG&A) expenses increased by $4.7 million (14.9%) from $31.4 million in the year ended September 30, 2005 to $36.1 million in the year ended September 30, 2006. SG&A expenses for the quarter ended September 30, 2006 were $8.3 million, an increase of $1.3 million (18.6%) over the expenses charged in the equivalent period last year.

The principal reasons for the movements are as follows:

                                            Increase/(Decrease) over Prior Years
                                               Year ended        Quarter ended
                                              September 30,       September 30
                                                  2006                2006
                                                   $m                  $m

a)   Impact of movements in average
     US$/sterling cross rates in the period.     (0.94)                0.2

b)   Increased FAS87 pension costs..........      4.37                1.22

c)   Inflationary increases net of foreign
     exchange gains and losses on trading
     transactions...........................      0.80                0.20

d)   Decreased head office costs relating to
     reduced legal and professional fees,
     monitor fees and associated costs......     (0.29)              (0.02)

e)   One-time costs in setting up the
     Metrology facility in Shanghai.........      0.10                0.00

f)   Other net increases(decreases).........      0.66                (0.3)
                                                  ----                ----
Total increase in SG&A expenses.............       4.7                 1.3
                                                  ====                ====

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

The principal reasons for the movements are as follows:

                                            Increase/(Decrease) over Prior Years
                                               Year ended        Quarter ended
                                              September 30,       September 30
                                                  2005                2005
                                                   $m                  $m
a)   Impact of movements in average
     US$/sterling cross rates in the period.      1.10                (0.1)

b)   Increased FAS87 pension costs..........      2.69                0.63

c)   Inflationary increases net of foreign
     exchange gains and losses on trading
     transactions...........................      0.50                0.10

d)   Decreased head office costs relating to
     reduced legal and professional fees,
     monitor fees and associated costs......      (0.7)               (0.3)

e)   Increased UK warehouse and distribution
     costs following the change to direct
     sales..................................      0.40                0.10

f)   Release of excess provision associated
     with settlement of severance
     compensation payable to former Managing
     Director...............................     (0.75)              (0.25)

g)   Cost savings in Australia..............      (1.1)               (0.3)

h)   Other net decreases in SG&A expenses...     (0.44)              (0.08)
                                                 -----               -----
Total increase (decrease) in SG&A expenses..      1.70                (0.2)
                                                 =====               =====

OTHER INCOME AND EXPENSES

Other income and expenses has moved from a charge in 2004 of $0.2 million to credits in 2005 and 2006 of $0.2 million and $0.3 million respectively.

The increase in 2006 over 2005 is due to the inclusion of income of $0.1 million relating to the Group's share of earnings in Ningbo Hightec Magnetic Assemblies Co. Ltd., a joint venture company in which the company holds a 25% stake.

Interest receivable levels in 2006 were slightly lower when compared to 2005. Although the Group has benefited in the year from the sale proceeds ($4.8 million) attributable to the disposal of the remaining element of its manufacturing facility in Wednesbury, England, this inflow has been offset not only by restructuring and other costs associated with the closure of the site but also by higher UK pension contributions. This has reduced interest receivable on the UK net bank balances.

The $0.4 improvement in net income when comparing 2005 to 2004 is attributable to bank interest receivable in the Company's UK businesses in Fiscal 2005. During 2004 cash balances in the UK were negatively impacted by the cash outflows relating to the purchase of land and buildings at Wednesbury, England for $3.2 million. This resulted in increased interest charges during 2004. The sales of both the excess element of the Wednesbury site for $5.2 million in January 2005 and the $3.4 million derived from the disposition of the Company's warehouse in Boca Raton increased cash balances in fiscal 2005 and generated higher interest income in that year.

UNUSUAL OR INFREQUENT EVENTS

Unusual or infrequent events comprise:

                                                Note   Years ended September 30,
                                                           2006         2005
                                                            Lm           Lm

Gain on sale of land and buildings...........   (a)         3.5          3.3
Manufacturing and other reorganization costs.   (b)        (3.5)        (1.1)
Settlement of class and derivative action
 litigation..................................              (0.7)
                                                           ----         ----
Total........................................              (0.7)         2.2
                                                           ====         ====

(a) Gain on sale of land and buildings

In the year to September 30, 2006 the Company recorded a net gain of $3.5 million on the sale of land and buildings. This was derived from the sale, on July 27, 2006, of the remaining part of its industrial site at St. Paul's Road, Wednesbury, England as follows:
                                                                      $m

Sale proceeds...................................................      4.8
Less net book value.............................................     (1.1)
Less deferred element of the gain relating to the future........     (0.2)
                                                                     ----
Market value of rentals.........................................      3.5
                                                                     ====

In the year to September 30, 2005 the Company recorded net gains of $3.3 million on the sale of land and buildings. On January 28, 2005 the Company completed the sale of part of the Wednesbury site and on February 15, 2005 the Company also concluded the disposal of its warehouse and office facility in Boca Raton, Florida. Details of these sales are as follows:

                            Wednesbury     Boca Raton     Total
                             England        Florida
                                $m            $m           $m

Sale proceeds...........        5.2           3.5          8.7

Less net book value.....       (2.2)         (3.2)        (5.4)
                                ---           ---          ---
                                3.0           0.3          3.3
                                ===           ===          ===

(b) Manufacturing reorganization costs

2006

Manufacturing reorganization costs  comprise:

                                                     Note      $m

Manufacturing reorganization and relocation...        (i)      1.1
Severance costs...............................        (i)      1.7
Fixed asset impairment write-downs............       (ii)      1.2
Release of provisions.........................      (iii)     (0.5)
                                                               ---
                                                              (3.5)
                                                               ---

(i) On January 25, 2006 the Company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. With effect from November 30, 2006 all warehouse and distribution operations previously performed at this location were transferred to the Company's principal UK manufacturing site in Sheffield ("Atlas"). The costs of closure of the Wednesbury site are anticipated to be approximately $1.2 million. These costs include employee severance payments, site closure costs, factory reorganization expenses, plant transfer costs and associated capita expenditure.

In addition to the above, the Company announced that certain manufacturing operations carried out at Atlas would also cease. Provisions for employee severance costs in respect of the closure of these manufacturing operations were made in the quarter ended June 30, 2006.

On August 11, 2006, the Company's UK subsidiary, Eclipse Magnetics Limited, ("Eclipse"), announced the cessation of certain manufacturing activities at its UK site in Sheffield. Eclipse also announced that it would be relocating its remaining business to the Atlas site. The cessation of manufacturing and site relocation were completed by November 30, 2006 and provisions were made at September 30, 2006 in respect of severance costs, relocation expenses and future years rental costs relating to the vacated premises.

The Wednesbury site closure, the production rationalization at Atlas and the restructuring at Eclipse form part of the Company's UK manufacturing reorganization program which was initiated to regenerate and modernize key areas of the hand and garden tools business. These closures will enable the Company to consolidate its UK hand and garden tool and magnetic products manufacturing sites and will allow the Company to develop a modern manufacturing, warehouse and distribution facility which will be well placed to meet the current and future needs of its customers.

Costs provided in respect of the Wednesbury site closure and the Atlas reorganization were $2.2 million. Costs provided in respect of the Eclipse move were $0.6 million.

(ii) Following the announcement of the reorganizations detailed above, the Company carried out a detailed review of the ongoing utilization and remaining asset lives review of the plant and machinery involved in the restructured operations. As a result of this review, impairment write-downs of $1.2 million have been made in the year.

(iii) As explained below, a surplus element of the Wednesbury site was sold in the first quarter of Fiscal 2005 and provision was made at March 31, 2005 for various site reorganization costs that were to be incurred as a result of that partial sale. Certain of those costs were not incurred following the sale and closure of the remainder of the site. Excess provisions of $0.4 million were therefore released in the current year in relation to those anticipated costs.

A further $0.1 million has been released in fiscal 2006 relating to sundry other reorganization programs initiated in previous years which have now been concluded at a cost that was less than originally anticipated or which have not been implemented in full.

2005

Manufacturing reorganization costs comprise:

                                                     Note      $m

Manufacturing reorganization and relocation...        (i)      0.4
Severance costs...............................       (ii)      0.5
Fixed asset impairment write-downs............      (iii)      0.8
Release of provisions.........................       (iv)     (0.6)
                                                               ---
                                                               1.1
                                                               ---

(i) As a result of the sale of the surplus element of the Wednesbury property, the Company was contractually obliged to vacate office and warehouse facilities located on these parts of the site that were sold. A provision of $0.4 million was made for costs in connection with this obligation. The provision principally related to office and factory refurbishment and reorganization expenses together with expenditure in respect of departmental relocations within the remainder of the site. Following the sale, elements of the Wednesbury manufacturing operation were closed or transferred and costs in connection with these initiatives are dealt with in (ii) and (iii), below.

In the final quarter of the year the Company performed a review of its UK manufacturing operations and began implementation of a number of strategies to reduce its ongoing cost base. Costs incurred in the implementation of these initiatives comprised:

(ii) Severance costs relating to the closure and down scaling of certain manufacturing processes at the Company's Sheffield and Wednesbury locations in the UK.

(iii) The ongoing usage and remaining asset lives of the plant and machinery involved in the restructured operations were reviewed and impairment write-downs made where necessary.

(iv) Certain provisions made in prior periods relating to manufacturing initiatives which were no longer to be implemented following the finalization of the Company's UK manufacturing reorganization strategy, were released in the year.

SETTLEMENT OF CLASS AND DERIVATIVE ACTION LITIGATION

On July 7, 2006 the US District Court for the Southern District of Florida issued a Memorandum of Understanding ("MOU"), which confirmed that the plaintiffs and defendants in the class action had reached an agreement in principle for the settlement of this litigation. In settlement of this action the company paid $0.65 million into a Qualified Settlement Fund.

On September 6, 2005 the Company was served with a Shareholder Derivative Complaint filed on June 1, 2004 in the Circuit Court for Palm Beach County, Florida. In August 2006 the Company entered into a settlement agreement with the plaintiff by agreeing to accept certain changes to its corporate governance procedures and the payment of $0.07 million in legal fees. This amount has now been paid into a Court approved fund and, if the settlement is authorized by the Court, the suit will be dismissed and the Company and its former directors will be released.

INCOME TAX

An income tax benefit of $1.0 million was credited in the year ended September 30, 2006 (2005: $0.5 million charge, 2004: $1.2 million charge). In the quarter ended September 30, 2006 there was a tax benefit of $0.7 million (2005: $0.2 million credit, 2004: $0.5 million charge).

Income taxes represented 13.15% of the loss before tax in 2006 (2005: 11.1%, 2004: 59% of the profit before tax).

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

The principal reasons for the significant fluctuations between the effective rates of tax and the US Federal statutory rate in the periods under review are summarized below:

a)   2006

     The effective rate in the year ended September 30, 2006 was less than the expected statutory rate for the following reasons:

     i) The $3.5 million profit on the sale of the remaining element of the Company's manufacturing site at Wednesbury, England, is not subject to taxation due to the availability of capital tax losses brought forward that have not been recognized in the deferred tax computation. This has reduced the theoretical tax charge by $1.0 million.

     ii) Income within certain overseas subsidiaries within the Spear & Jackson Group is taxed at different rates from the effective rate. The typical local taxation rate suffered by the Company's non-US overseas subsidiaries is approximately 30% compared to a US Federal Statutory rate of 35%. The effect of applying a rate of 30%, as opposed to 35%, to the Company's results is a tax credit of approximately $0.4 million.

     iii) The utilization of certain tax losses which are not recognized within the deferred tax computation has further reduced the tax charge by $0.1m.

The above were only partially offset by items which contributed to a higher than expected statutory rate such as:

     i) Permanent differences between accounting and taxable income as a result of non-deductible expenses. (tax effect $0.1 million)

     ii) In addition, the effective rate of tax has been increased as a result of losses that have been incurred in its US operations for which no utilization against future projects is envisaged in the short term and to which a valuation allowance has therefore been applied. (tax impact $0.4 million)

     iii) As a result of the UK restructuring costs incurred in the year and the benefit of a tax deduction (spread over 4 years) in respect of the special contribution of $7.2 million that was made to the Company Pension Plan in fiscal 2005, tax losses have been generated in certain of the UK companies. Valuation allowances of approximately $1.3 million have been applied to these losses as a recent history of losses and other factors has precluded the Company from demonstrating that it is more likely than not that the benefits of these operating loss carry forwards will be realized.

     iv) During the year, previously recognized deferred tax assets relating to overseas, non-US operations have had a valuation allowance of $0.4 million applied to them as they no longer meet the "more likely than not" reasonableness test.

b)    2005

     The effective rate in the year ended September 30, 2005 was less than the expected statutory rate for the following reasons:

      i) The $3.0 million profit on the sale of the Company's excess land at Wednesbury, England, is not subject to taxation due to the availability of capital tax losses brought forward not recognized in the deferred tax computation. This reduced the theoretical tax charge by $0.9 million.

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

     iv) The utilization of certain tax losses which are not recognized within the deferred tax computation has further reduced the tax charge by $0.1m.

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

NET (LOSS)/INCOME FROM CONTINUING OPERATIONS AFTER INCOME TAXES

Our net loss after income taxes from continuing operations was $6.4 million for the year to September 30, 2006. This compares to a profit after income taxes of $3.7 million for the year ended September 30, 2005, and $0.8 million in 2004. Our net income after income taxes from continuing operations was $0.1 million for the quarter to September 30, 2006 (2005: $0.7 million, 2004: $0.7 million).

DISCONTINUED OPERATIONS

Discontinued operations relate to the Coventry Gauge thread gauge measuring division of the Metrology Division, based in the UK, and the Megapro screwdriver division of Spear & Jackson, Inc.

During the fourth quarter of fiscal 2005, the company began marketing for sale its thread gauge measuring business located in the United Kingdom. The carrying values of the assets relating to this entity were initially written down to estimated fair value in the quarter ended March 31, 2005 and further write-downs were made in the final quarter of fiscal 2005. On February 28, 2006, the Company concluded the sale of these assets for a nominal consideration.

The Megapro screwdriver division was disposed with effect from September 30, 2003 when the trade and assets of the principal Megapro companies were transferred at their net book value to a management buy-in team headed by the managing director of the Megapro business.

In accordance with SFAS No. 144, "Accounting For the Impairment or Disposal of Long-Lived Assets", the Company's previously issued Financial Statements have been reclassified to present separately the net operations, cash flows, assets and liabilities of these business segments, where material, as "Discontinued Operations".

Total losses attributable to discontinued operations were $0.1 million in the year ended September 30, 2006 and $0.6 million and $0.4 million in the years ended September 30, 2005 and September 30, 2004 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity, cash flows and capital resources were as follows:

                                                 September  September  September
                                                 30, 2006   30, 2005   30, 2004
                                          Notes     $ m        $ m        $ m

Liquidity and capital resources:
Cash and cash equivalents...............             9.9        7.3       5.1
Overdrafts..............................               -       (0.8)     (0.1)
Working capital (excluding deferred tax)            30.3       29.9      28.8
Stockholders' equity....................            21.8       26.2      29.4
                                                    ====       ====      ====
Cash Flows:
Net cash (used in) provided by
operating activities....................   (1)      (0.3)      (6.2)      3.2
Cash provided by (used in) investing
activities..............................   (2)       3.8        7.7      (6.9)
Cash (used in) provided by financing
activities..............................   (3)      (0.8)       0.7      (0.3)
Effect of exchange rate changes.........            (0.1)         -      (0.1)
                                                    ----       ----      ----
Changes in cash and cash equivalents....             2.6        2.2      (4.1)
                                                    ====       ====      ====

DISCUSSION OF CASH FLOWS

2006 COMPARED TO 2005

(1) Net cash used in operating activities in the year ended September 30, 2006 was $0.3 million (2005: $6.2 million). This represents a year on year favorable movement of $5.9 million (95.16%), which arose primarily from the following:

-    increase in trade working capital inflows of $5.2 million (325%)

- increase in net inflows from other assets and liabilities (including taxation) of $13.2m (150%)

- Reduction in net income (adjusted for depreciation, gain on sale of land and buildings and deferred income taxes, etc) of $12.5 million (299%) as dealt with in the commentary of results above. This reduction reflects not only the overall decline in net operating income but also includes the one-time cash outflows associated with:-

     * The $0.7 million payment, during fiscal 2006, in relation to the manufacturing reorganization program at Wednesbury and Eclipse.

     * The $0.7 million payment in relation to the settlement of the class and derivative litigation actions in July 2006 and September 2006, respectively.

The reasons for the variances in the cash flow movements associated with other assets and liabilities are summarized below:

(a)  Trade working capital variances.

     The net increase in cash inflows derived from decreases in trade working capital is as follows:

                                                  Note     $ million

     Increased inventory inflows...............    (i)         6.5
     Increased trade receivable outflows.......   (ii)        (0.8)
     Increased trade payable outflows..........  (iii)        (0.5)
                                                               ---
                                                               5.2
                                                               ---

i) In the year ended September 30, 2006 inventories decreased by $2.9 million compared to an increase of $3.6 million in the year ended September 30, 2005. Poor UK final quarter sales in fiscal 2005 resulted in higher than normal inventory levels at the end of that year. Additionally, purchases of stock in the Metrology Division in Holland also had an adverse effect on inventory flows, as did strategic stock builds in those sectors of the UK businesses which were undergoing reorganization. September 2006 stock levels have benefited from a rigorous stock reduction program. The manufacturing reorganization program has also meant that, with the cessation of certain manufacturing operations and the sourcing of goods from outside suppliers, inventory values as well as stock levels have been reduced.

ii) The inflow from trade receivables in the year ended September 30, 2005 benefited from the receipt of cash relating to high sales levels in August and September 2004. This has was not repeated in 2006 as sales levels in the last quarter of 2005 were lower than those witnessed in the last quarter of 2004 and cash receipts in fiscal 2006 were thereby reduced.

iii) Decreased trade payable inflows of $0.5 million have arisen in the year due to increasing levels of purchases of factored goods from overseas suppliers on reduced settlement terms.

(b)  Variances in cash flows attributable to other assets and liabilities

i) The major contributory factor is an $11.1 million variance in the year on year movements in the UK Pension Plan and the pension charge debited to the profit and loss account in 2005 and 2006. During fiscal 2006 employer contributions of $3.4 million were paid into the plan whereas contributions of $10.2 million were paid in fiscal 2005. The 2005 payment included a special contribution of $7.2 million, which was made in two equal installments in June and September 2005. Additionally, there has been an increase in the non-cash FAS 87 charge of $4.3 million from $4.0 million in 2005 to $8.3 million in 2006.

ii) The inclusion, at 30 September 2006, of reorganization provisions of approximately $1.7 million relating to the UK manufacturing reorganization program at Wednesbury, Atlas and Eclipse which will not be paid until fiscal 2007.

The favorable effect of the above has been mitigated by:

i) The reduction in the amounts to be provided in respect of legal and professional fees, monitor costs and related expenses payments in the US Holding Company. During fiscal 2005 approximately $0.5 million was defrayed but expenditure in 2006 and the level of creditors required at the year end show a decrease compared to those at September 2005.

ii) The $0.5 million payment, during fiscal 2006, of employee severance and Wednesbury move costs for which provision had been made in the financial statements at September 30, 2005.

Other cash flow movements:

(2) Cash inflow from investing activities in the year ended September 30, 2006 was $3.8 million compared to $7.7 million in 2005. The year ended September 30, 2006 includes $4.8 million relating to the sale of the remaining element of its industrial site at St. Paul's Road, Wednesbury, England. The year ended September 30, 2005 includes $5.2 million relating to the sale of land at Wednesbury, England and also $3.5 million relating to the warehouse and office facility at Boca Raton, Florida. Purchases of plant and equipment were $0.9 million in 2006 compared to $1.0 million in 2005. Also included within the cash flow for the year to September 30 2006 is $0.2 million relating to the acquisition of a 25% stake in a joint venture company, Ningbo Hitech Magnetic Assemblies Co. Ltd.

(3) Net cash used in financing activities was $0.8 million compared to an inflow of $0.7 million in 2005. The 2006 outflow principally represents the repayment of UK overdrafts. The 2005 inflow relates to the utilization of the UK bank overdraft facility.

2005 COMPARED TO 2004

(1) Net cash used by operating activities in the year ended September 30, 2005 was $6.2 million (2004: $3.4 million cash generation). This represents a year on year adverse movement of $9.3 million (295%), which arose primarily from the following:

-    increase in net outflows from other assets and liabilities of $5.7m (194%)

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

The reasons for these variances in the cash flow movements associated with other assets and liabilities and trading working capital are summarized below:

(a)  Variances in cash flows attributable to other assets and liabilities

i) The major contributory factor is the payment of a special contribution of $7.2 million to the UK Pension Plan, which was made in two equal installments in June and September 2005. Additionally, annual employer pension contributions increased by $0.3 million due to the increase, from May 2005, following agreement between the company and the Trustees of the UK Pension Plan.

ii) The $0.8 million of additional legal and professional fees, monitor costs and related expenses accrued in the US Holding Company at September 30, 2004 were partially defrayed in the year under review thereby giving rise to a cash outflow.

iii) Release of $0.6 million of provisions made in prior periods.

The adverse effect of the above has been mitigated by:

i) Reduced lease payments in the year payable on the UK car fleet of $0.2 million.

ii) The inclusion of UK reorganization and severance provisions at September 30, 2005, which was not paid until fiscal 2006.

iii) An increase in the non-cash FAS 87 pension charge of $2.7 million.

(b)  Trade working capital variances.

     The net decrease in cash inflows derived from increases in trade working capital is as follows:

                                               Note      $ million

     Increased inventory outflows..........     (i)         (6.7)
     Increased trade receivable inflows....    (ii)          4.0
     Increased trade payable outflows......   (iii)         (0.6)
                                                            ----
                                                            (3.3)
                                                            ----

i) In the year ended September 30, 2005 inventories increased by $3.6 million compared to a decrease of $3.1 million in the year ended September 30, 2005. During 2004 a rigorous inventory reduction program had been initiated. In addition, stock levels at September 30, 2003 were particularly high with one-off stock builds in the Company's Australian subsidiary and the bulk purchase of new ranges of factored products in the UK. These stock-builds reversed in 2004 thereby contributing to the cash inflows in 2004. Not only were they not repeated during 2005 but inventory levels have been adversely impacted by poor UK final quarter sales. Additionally, purchases of stock in the new Metrology Division in Holland also had an adverse effect on inventory flows, as did strategic stock builds in those sectors of the UK business which were undergoing reorganization.

ii) UK sales in August and September 2004 benefited from increased turnover of approximately $1.8 million when compared to the equivalent period in 2003. The inflow from trade receivables in the year ended September 30, 2005 therefore benefits from the cash received from these sales. Sales levels in the last quarter of 2005 across the majority of divisions have been lower than those witnessed in the last quarter of 2004. This has therefore reduced trade receivables and further contributed to the favorable movement in trade receivables when compared to last year.

iii) Decreased trade payable inflows of $0.6 million have arisen in the year due to increasing levels of purchases from overseas suppliers on reduced payment terms.

(2) Cash inflow from investing activities in the year ended September 30, 2005 was $7.7 million compared to an outflow of $6.9 million in 2004. The year ended September 30, 2005 includes $5.2 million relating to the sale of land at Wednesbury, England and $3.5 million relating to the warehouse and office facility at Boca Raton, Florida. Purchases of plant and equipment were $1.0 million. The net outflow in 2004 relates primarily to $3.2 million that was paid to purchase the land and buildings at Wednesbury, England and $3.3 million paid in respect of the acquisition of the warehouse and office facilities at Boca Raton, Florida.

(3) Net cash provided by financing activities was $0.7 million compared to an outflow of $0.3 million in 2004. The 2004 outflow principally represents the repayment of the overdrafts in the Company's French subsidiary. The 2005 inflow relates to the utilization of the United Kingdom bank overdraft facility. Despite the receipt, in January 2005, of $5.2 million in relation to the sale of the land and buildings at Wednesbury, the special pension contribution of $7.2 million paid in June and September 2005 and the payment, in quarter 4, of various UK reorganization costs, led to a utilization of part of the UK bank overdraft facility.

BANK FACILITIES

The UK subsidiaries of Spear & Jackson plc and Bowers Group plc maintain a line of credit of $8.4 million. This is secured by fixed and floating charges on the assets and undertakings of these businesses. Of the total facility, $5.6 million relates to bank overdrafts and $2.8 million is available for letters of credit. These facilities are denominated in British pounds. The overdraft carries interest at UK base rate plus 1%. At September 30, 2006 the company had $nil (2005: $0.8 million) outstanding under the overdraft line and $0.1 million in outstanding letters of credit (2005: $0.6 million).

The French and Australian subsidiaries of Spear & Jackson plc maintain short-term credit facilities of $2.7 million denominated in Euros and Australian dollars. The facilities comprise bank overdraft lines, with interest rates ranging from 6.8% to 12.6%, together with facilities for letters of credit and the discount of bills receivable. There was nothing outstanding under the overdraft lines at both September 30, 2006 and September 30, 2005 $0.5 million of letters of credit and bills were outstanding under these facilities at September 30, 2006 (September 30, 2005: $0.1 million).

The UK facilities were renewed in December 2006, the Australian facilities were renewed in October 2006 and the French facilities fall for renewal at various dates in 2007. These lines of credit are subject to the Company's and its subsidiaries' continued credit worthiness and compliance with the applicable terms and conditions of the various facilities. Assuming that the Company maintains compliance with these conditions it is anticipated that all the facilities will continue to be renewed on comparable terms and conditions.

The Company's bank accounts held with the HSBC Bank plc by UK subsidiaries of Spear & Jackson plc and Bowers Group plc form a pooled fund. As part of this arrangement the companies involved have entered into a cross guarantee with HSBC Bank plc to guarantee any bank overdraft of the entities in the pool. At September 30, 2006 the extent of this guarantee relating to gross bank overdrafts was $21.6 million (September 30, 2005 $20.4 million). The overall pooled balance of the bank accounts within the pool at September 30, 2006 was a net cash in hand balance of $5.4 million (September 30, 2005 $0.8 million overdrawn).

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

OUTLOOK

The first two months of Quarter 1 2007 were in line with expectations and show an operating profit of $0.5 million before consideration of FAS 87 pension charges, interest and taxation. We anticipate that because of the seasonal nature of our garden products businesses in the UK and France and the traditionally low sales level in December, a trading loss (before inclusion of pension charges) will be recorded in that month of approximately $0.1 million. This trading pattern is consistent with the prior year and with forecast. The base trading profit will be eliminated by the significant non-cash pension charge calculated in accordance with FAS 87. The Company's actuaries anticipate that the charge will be $7.9 million for fiscal 2007 compared to $8.4 million for fiscal 2006. Base trading profits for the first quarter are currently anticipated to be $0.6 million and after the deduction of the quarter's pension charge of $1.9 million an operating loss (before unusual items and taxation) of $1.3 million is forecast. As a result of the level of pension charges the Company does not anticipate returning a net profit after tax for fiscal 2007. Management will consider all available operational strategies to mitigate the negative impact of trading losses which arise as a result of the high pension costs during the forthcoming year.

During the later part of fiscal 2005 and during 2006 the Company performed a detailed review of its UK manufacturing operations to identify initiatives to combat declining sales performance and the increase in low price point imports from Far Eastern markets. The implementation of a number of strategies to reduce its ongoing cost base was carried out during the year. In January 2006, the Company announced the closure of its Wednesbury manufacturing and distribution facility and the relocation of the central UK warehousing facility to the Atlas site in Sheffield, England. This was completed by the end of November 2006. In fiscal 2005 the Company had previously sold the excess element of its site and on July 27, 2006 the Company completed the sale of the remaining element of the Wednesbury property. Funds realized from the disposal have been used to finance the closure costs associated with the Wednesbury site and any excess sale proceeds be reinvested in the business.

In addition, in the third quarter of fiscal 2006 the Company announced the cessation of certain manufacturing operations at its Atlas site. Likewise, on August 11, 2006 the Company's UK subsidiary, Eclipse Magnetics, announced that the Company would cease a number of its manufacturing activities at its site in Sheffield and that the remaining elements of the business would be transferred to the Atlas Site.

The Wednesbury site closure, the Atlas reorganization and the Eclipse restructuring and relocation form part of the Company's UK manufacturing reorganization program which has been initiated to regenerate and modernize key areas of the hand and garden tools and Eclipse businesses. The closures will enable the Company to consolidate its sites and will allow the Company to develop a modern manufacturing, warehouse and distribution facility which will be well placed to meet the current and future needs of its customers. The changes made to the shape and structure of the UK business are significant and it is therefore probable that, in the short term, the cost savings that the reorganizations will deliver will be diluted whilst new procedures and processes are being established.

We will continue to look at further initiatives to rationalize underperforming areas of the business and to monitor operational infrastructures in the United Kingdom, particularly overhead costs, to ensure that these are as cost efficient as possible and at a level appropriate to the needs of the business.

The Company's core UK hand and garden businesses continue to face challenging trading conditions with the key considerations being soft demand in the UK retail sector, fierce competition from cheap foreign imports and the increasing trend for multiple retailers to buy and promote own label brands in preference to Company products. The reorganization program referred to above was implemented to address these issues and further strategies will be considered to reduce the Company's cost base.

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

Within the Metrology division the new selling and distribution outlet in Maastricht is now fully operational. In the future, this revenue and earnings growth will be enhanced by the division's quality control and distribution centre which has been established in Shanghai, China.

Looking forward, demand for our own manufactured metrology hand tools will continue to face further pressure from low cost Far East imports. The Company therefore recognizes the need to focus its UK manufacturing sites on producing more high technology products and measuring solutions. New products are the key drivers for growth and several new ranges are due to be released during fiscal 2007. In order to make the Company more competitive in the low technology sectors, various initiatives are also being explored within our new Shanghai facility including the set up of its own manufacturing operation.

Our businesses will again face the issues of increased costs and margin erosion as a result of raw material, fuel and other utility price increases, interest rate increases, the $7.9 million FAS 87 pension charge and a weak dollar. This will again put pressure on our margins and overhead costs, and wherever possible, these increases will be passed on though sales price increases.

Any strengthening of the US dollar would impact favorably on the business as this would ease the pressure on margins and increase our competitiveness. Current trends, however, suggest a continued weakening which will place additional pressure on our sales into a number of export markets.

The level of overhead expenses, particularly legal and professional costs, incurred by our US corporate head office has reduced following the settlement of the SEC suit during 2005. Any future savings will be dependent upon the final resolution of the Class and Derivative Action lawsuits and the continuing role of the Corporate Monitor.

In the forthcoming year we will continue to focus on improving cash generation. As explained above, during fiscal 2006 the Company announced the closure of its Wednesbury site and the relocation and reorganization of its Eclipse and Atlas sites. In addition, therefore, to normal trading cash requirements, in the first two quarters of fiscal 2007 costs will be defrayed in the relation to the various restructuring initiatives. These costs will be funded from existing core UK bank facilities. Further funds will also be required to finance the next stage of the development of the Shanghai business through the set up of its own manufacturing facility. During the course of the forthcoming year the Company will commence negotiations with the trustees of the pension plan to determine the level of future employer cash contributions. The contributions will be calculated in accordance with new UK pension legislation and it is therefore likely that pension payments will increase by at least $2 million per annum from July 2007.

To restrict the pressure that this expenditure will have on the Company's bank facilities, focus will be maintained on the working capital reduction program that has already been initiated. Emphasis will therefore continue to be placed on strict working capital control in the forthcoming months. In conjunction with this, the inventory reduction program that was implemented in quarters one and two will continue, although temporary increases in inventories will occur as a result of inventory builds that will be necessary during the closure of the Wednesbury manufacturing site and other reorganization initiatives.

Going forward, the success factors critical to our business include sales growth through penetration in new and existing markets; the implementation of strategies to enable us to compete against suppliers based in low cost manufacturing regimes; successful sourcing of new and existing products at favorable prices, emphasis on new product development activities so that we can exploit our brand equity and technical expertise to differentiate our product offerings from cheap "me-too" imports; emphasis on promotional campaigns and demonstration tours which focus on high margin product groups and on those high added value areas of the Metrology and Magnetics businesses; continued reorganization of our manufacturing and overhead bases so that they are as cost efficient as possible; the successful onward development of new operations in China and elsewhere; and the maximization of cash resources and the negotiation of additional bank facilities, where required, so that we are able to fund new initiatives and take advantage of market opportunities.

Much, however, will continue to depend on the level of retail demand in our UK, French and Australasian markets. The results for fiscal 2006 were adversely affected by softening demand and a further deterioration in consumer confidence could significantly impact on our earnings levels in subsequent periods.

As previously reported, the formal resolution of the SEC legal action in fiscal 2005 enabled the Company to move forward with more certainty so that both short and long term commercial strategies could be formulated and implemented. The stability of the Company will be further enhanced by the settlement of the Class and derivative Action litigation and by the sale of Jacuzzi Brands, Inc.'s 61.8% majority shareholding in Spear & Jackson, Inc. to United Pacific Industries Limited ("UPI") on July 28, 2006.

The development of detailed business strategies under our new ownership structure is in its formative stages but potential synergies and areas of specific market and commercial expertise have been identified which, going forward, are hoped to be of benefit to both Spear & Jackson, Inc. and UPI. Both UPI and Spear & Jackson, Inc. welcome this business combination which should lead to the formation of an enterprise of sufficient size and with a range of products that will enable it to compete effectively in the modern global trading environment.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company makes a range of contractual obligations in the ordinary course of business. The following table summarizes the Company's principal obligations at September 30, 2006:

                                     Total        Payments due by period ($m)
Contractual obligation               Amount    1 year   1-3      4-5     5 years
                                   Committed  or less  years    years    or more
                                     ($m)

Capital lease obligations........     0.9       0.5      0.4       -         -
Operating leases.................                                            -
(note a).........................     5.9       1.1      1.9     1.6       1.3
                                      ---       ---      ---     ---       ---
                                      6.8       1.6      2.3     1.6       1.3
                                      ---       ---      ---     ---       ---

(a) Amounts represent the minimum rental commitments under non-cancellable operating leases.

(b) Excluded from the above tables are the amounts payable by the Company to the UK defined benefit pension plan as future funding obligations over the five year term shown above cannot be accurately forecast. The annual contribution rate is set annually by the actuary in accordance with the applicable UK regulatory legislation. In the year ended September 30, 2006 the Company paid $3.4 million into the plan. In the year ended September 30, 2007, in the ten month period to July 31, 2007 the level of contributions will be approximately $3.1 million. Contributions after that date will be determined after consultation between the Company, the actuary and the pension plan trustees. Following the introduction of new UK pension legislation it is anticipated that post July 31, 2007 Company contributions will increase to $5.9 per annum.

(c) As at September 30, 2006, the Company had letters of credit of $0.6 million outstanding, which are secured by the UK and Australian credit facilities.

At September 30, 2006, the Company had no material off-balance sheet arrangements other than the non-debt obligations described in contractual obligations above.

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

Our most critical accounting policies are those relating to inventory valuation, revenue recognition, foreign exchange risk, pension and post-retirement benefit obligations and income taxes.

INVENTORY VALUATION

Inventories are stated at the lower of cost and net realizable value. Cost includes all costs incurred in bringing each product to its present location and condition, as follows:-

Raw materials, consumables and goods for resale - valued at cost determined on a first in, first out basis.

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

Comparable stock values are as follows:-

                                                                  2006     2005
                                                                   $m       $m

Gross Stock
-    raw materials and consumables............................     6.2      5.3
-    work in progress.........................................     4.5      6.4
-    finished goods...........................................    19.3     19.8

Less
-    slow moving, obsolete and net realizable value provisions    (7.1)    (6.5)
                                                                  ----     ----
Net Stock Valuation...........................................    22.9     25.0
                                                                  ====     ====

The overall decrease in the net value of inventory is $2.1 million which is stated using year end US$ cross rates. The year end cross rate at September 30, 2006 was 1.8682 compared to 1.7688 at September 30, 2005. Restating the 2005 inventory at the 2006 closing cross rate would have the effect of increasing the 2005 inventories by $1.4 million. The total stock movement, excluding currency fluctuations, is therefore a decrease of $3.5 million. This decrease is attributable to:

(i) Rigorous stock reduction programs initiated in the year to September 30, 2006.

(ii) Higher than usual stock provisioning against old and obsolete lines.

Activity on the inventory reserve in the above years can be summarized as:

                                                                  2006     2005
                                                                   $m       $m

Balance brought forward.......................................     6.5      5.9
Provisions released following disposal of inventory...........    (1.7)    (0.5)
Additional provisions made....................................     1.9      0.9
Exchange movements............................................     0.4      0.2
                                                                   ---      ---
Balance carried forward.......................................     7.1      6.5
                                                                   ===      ===

While the Company has benefited in income terms during the year from selling inventories that had been previously written down, the inventory reserve has increased during the year. This is primarily due to exchange rate fluctuations and the insertion of one-time inventory provisions in the UK hand and garden and Magnetics divisions as a result of the reorganizations carried out in those operations.

REVENUE RECOGNITION

Revenue is recognized upon shipment of products or delivery of products to the customer depending on the terms of the sale. Provisions are made for warranty and return costs at the time of sale. Such provisions have not been material.

Most of the Company's major customers have provision for sales rebates in their trading terms. The levels of rebates are individually negotiated with each customer and are unique to that customer. Typically, a series of escalating targets is set for purchases from the Company and, on reaching each target, a rebate, usually paid in the form of credit note but occasionally in cash, is triggered e.g.

                              Sales
                            Revenues        Rebate       Rebate
                               $m             %            $m

Target           1             0.5            5.0         0.025
                 2             0.75           7.5         0.056
                 3             1.0           10.0         0.1
                 4             1.25          12.0         0.15

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

Generally there is no provision for customers to return products they cannot sell. However, a small number of customers have negotiated a return clause in their trading agreements. There is a time limit for these returns, which vary from customer to customer, none of which exceed 12 months from the original invoice date. The amount of mutual returns made in the year ended September 30, 2006 was $0.9 million (September 30, 2005 $0.04 million).

FOREIGN CURRENCY TRANSLATION

The functional currency of each of the Company's foreign operations is the local currency. The consolidated financial statements of Spear & Jackson, Inc. are denominated in US dollars.

Changes in exchange rates between UK sterling, the Euro, the Chinese Yuan, the New Zealand dollar, the Australian dollar and the US dollar will affect the translation of the UK, French, Dutch, Chinese, New Zealand and Australian subsidiaries' financial results into US dollars for the purposes of reporting the consolidated financial results.

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

The last full actuarial valuation of the scheme was carried out at December 31, 2004. This showed the following:

                                                          $M

     Value of past service ongoing liabilities......    (190.0)
     Market value of assets.........................     150.0
                                                         -----
     Past service deficit...........................     (40.0)
                                                         =====

     FUNDING RATIO..................................       79%

Under the United Kingdom Pensions Act 1995, schemes were required to satisfy a minimum funding test known as the Minimum Funding Requirement (MFR). This was based on the benefits which would be paid if the active members had left the plan on the valuation date. The ratio of the market value of the plan's assets to its MFR liabilities was known as the MFR funding ratio. At the 2004 valuation date the MFR funding ratio was 89%.

The previous full actuarial valuation was performed at April 5, 2002. The base funding and MFR funding ratios at that date and at September 30 financial year ends thereafter have been:-

                                        Funding Ratios
                                    Base %           MFR %

     April 5, 2002...............     94               94
     September 30, 2002..........     78               91
     September 30, 2003..........     89               96
     September 30, 2004..........     81               92
     September 30, 2005..........     85               96

At September 30, 2006 (the latest date at which information is available for the current year annual filing), the base funding ratio and MFR funding ratio shows little movement at 84% and 98% respectively.

Company pension contributions are determined by the Trustees of the plan with the agreement of the principal employer and after consultation with the actuary. Contribution levels are set with the intention of eliminating the past service deficit in the long term.

Following the December 2004 actuarial valuation of the Plan, the rate of employer contribution fell due for re-certification on or before May 31, 2005. After discussion between the Plan trustees and the Company it was agreed that the Company would make a special contribution to the Plan of L4 million (approximately $7.2 million) payable in two installments of L2 million (approximately $3.6 million) in June and September 2005. It was also agreed that from June 2005 the Company's annual rate of pension contribution would increase to L1.9 million (approximately $3.7 million).

The actuary has confirmed that this contribution rate, which will remain fixed until July 31, 2007 providing certain funding criteria are met, is adequate for the purpose of securing that the MFR funding ratio will be returned to 100% by the end of 10 years. The Company believes that payments at the current level will be adequately funded from future annual operating cash generation.

Contributions depend on the future experience of the Plan subsequent to the valuation date, particularly the investment returns. The next valuation of the Plan will be carried out no later than December 31, 2007. It is intended that the contribution rate will be reviewed in 2007 and any adjustments to the rate agreed at that time. Should such agreement not, however, be reached by August 2007, then the Company's contribution will increase to L3 million (approximately $5.3 million). Following changes in UK pensions legislation the contribution rate that will apply from August 2007 onwards will be determined in accordance with the requirements of the Scheme Specific Funding regulations rather than MFR. The Scheme Specific Funding regulations require , inter alia, that plan deficits must be made good over an accelerated time frame and this requirement, together with other conditions, will mean that the annual contribution level will increase substantially from the rate of L1.9 million ($3.7 million) that is currently being paid by the Company.

Contributions will therefore be subject to review, upwards or downwards, at future actuarial valuations. Contribution rates in previous years have been as follows:

                                             Rate
                                               %

     Prior to June 1, 2000................    5.0
     June 1, 2000 to July 31, 2001........   28.5
     August 1, 2001 to October 30, 2002...   24.8
     October 31, 2002 to May 31, 2005.....   21.2

The amounts of employer contributions paid at these rates in recent accounting periods are:

     Year Ended                  $ million

     September 30, 2003.......      2.7
     September 30, 2004.......      2.8
     September 30, 2005.......     10.2
     September 30, 2006.......      3.4


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

The principal assumptions used to determine Spear & Jackson plc's pension benefit costs are the discount rate, the expected return on plan assets and the rate of compensation increase.

The discount rate used to determine the present value of future pension payments is based on the yields on high-quality, fixed-income investments (typically AA-rated corporate bonds). The present values of the Company's future pension and other post-retirement obligations were determined using discount rates of 5.05% at September 30, 2006, 5.0% at September 30, 2005, and 5.5% at September 30, 2004.

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

The rate of compensation increase and the expected return on plan assets were assumed to be 3.1% and 6.6% in the year ended September 30, 2006 (2005: 2.9% and 6.5% respectively, 2004: 2.8% and 7.0% respectively).

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

                                                         Impact on
                                                       September 30,
                                                            2006               Impact on
                                   Impact on 2007        Projected            September 30,
                                   Pre-Tax Pension        Benefit             2006 Equity
Change in Assumption                   Expense           Obligation          (Net of tax)
25 basis point
 decrease in discount rate.....    +$1.05 million      +$0.33 million        -$6.88 million

25 basis point
 increase in discount rate.....    -$1.01 million      -$9.85 million        +$6.56 million

25 basis point
 decrease in expected
 return on assets..............    +$0.41 million      -                     -

25 basis point
 increase in expected
 return on assets..............    -$0.41 million      -                     -

25 basis point
 increase in compensation
 assumption....................    +$0.15 million      +$0.77 million        -

25 basis point
 decrease in compensation
 assumption....................    -$0.15 million      -$0.75 million        -

Use of PA8002010
 Mortality table...............    -$1.56 million      -$11.47 million       +$7.75 million

Given below, in tabular format, is a summary of the assumptions used in the preparation of the SFAS 87 pension calculations in the years ended September 30, 2006, 2005, 2004 and 2003.

ASSUMPTIONS SUMMARY
                                   SEPTEMBER   SEPTEMBER   SEPTEMBER   SEPTEMBER
                                     2006        2005        2004        2003

WEIGHTED AVERAGE ASSUMPTIONS

Discount rate....................      5.05%       5.00%     5.50%       5.50%
Rate of compensation increase....      3.10%       2.90%     2.80%       2.50%
Expected return on assets........      6.60%       6.50%     7.00%       7.50%
Fixed pension increase...........      5.00%       5.00%     5.00%       5.00%
LPI pension increase.............      2.80%       2.70%     2.70%       2.50%
Post 1988 GMP increase...........      2.50%       2.40%     2.40%       2.00%
Inflation........................      3.00%       2.80%     2.80%       2.50%
Mortality table..................          -           -      PA80        PA90
Mortality table - current
  pensioners ....................  PA92C2005   PA92C2005         -           -
Mortality table - future
  pensioners.....................  PA92C2015   PA92C2015         -           -

Using the assumptions referred to above, the funded status of the plan under FAS 87 at September 30, 2006, 2005, 2004 and 2003 was as follows:

                                 9/30/06      9/30/04      9/30/04      9/30/03
                                  $'000        $'000        $'000        $'000

Projected benefit obligation..  (234,598)    (213,471)    (180,375)    (154,105)
Fair value of plan assets.....   186,205      170,110      141,257      124,355
Projected benefit obligation
 in excess of plan assets.....   (48,393)     (43,361)     (39,118)     (29,750)
Unrecognized actuarial loss       71,322       69,907       59,902       47,637
Net amount recognized.........    22,929       26,546       20,784       17,887

As at September 30, 2003, 2004 and 2005, the 2006 projected benefit obligation is in excess of plan assets. The impact of this underfunding has not been recognized in its entirety in the above tabulations but has, instead, been deferred or spread over the assumed future working lifetime of 13 years for active plan members in years 2003 and 2004 and 12 years in 2005 and 2006 based on actuarial expectation of a substantial future increase in the value of plan assets.

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

Due to the lower discount rate, a decline in the fair market value of plan assets during 2003 and the use of revised mortality tables, the accumulated benefit obligation at September 2003, September 30, 2004 and 2005 exceeded the fair value of plan assets by $25.3 million, $33.5 million and $36.0 million respectively. At September 30, 2006, the ABO again exceeded the market value of plan assets. The excess at the 2006 period end was $40.6 million and a net of tax comprehensive loss of $6.3 million has been credited to shareholders' equity in 2006. Cumulative amounts recognized in the consolidated balance sheet at September 30, 2006, together with comparative disclosures for 2003, 2004 and 2005 are therefore as follows:

                                   2006         2005         2004         2003
                                  $'000        $'000        $'000        $'000

Accrued pension liability
 (disclosed in other
 liabilities).................   (40,565)     (35,954)     (33,545)     (25,262)
Other comprehensive income
 (disclosed in shareholders'
 equity)......................    63,494       62,500       54,329       43,149
Net amount recognized.........    22,929       26,546       20,784       17,887

Assuming only a modest increase in the fair market value of plan assets in 2006 and the application of a reduced discount rate it is anticipated that both the accumulated benefit obligation and the potential benefit obligation at September 30, 2007 will exceed the fair value of plan assets. As a result of this, and also the publication of a new US financial reporting standard relating to the revised accounting treatment of defined benefit pension plans, it is likely that the amount of the pension deficit recorded in the Company's balance sheet at September 30, 2007 will increase substantially.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The recognition provisions of SFAS 158 are effective for fiscal 2007, while the measurement date provisions are effective for fiscal year 2009. If SFAS 158 were applied at the end of fiscal 2006, using the Company's September 20, 2006 actuarial valuation, we would have recorded an additional pre-tax charge to accumulated other comprehensive income totaling $7.8 million ($5.5 million after tax) representing the difference between the funded status of the plans based on the projected benefit obligation and the amounts recorded on our balance sheet at September 30, 2006.

Under SFAS 87, the following amounts have been charged against earnings in the years ended September 30, 2006, 2005 and 2004.

               $m

     2006      8.4
     2005      4.0
     2004      1.3

The Company has been advised by its actuaries that the comparable SFAS87 pension charge for the year ended September 30, 2007 will be approximately $7.9 million.

The increase in the charge over the last three years is primarily due to an increase in the projected benefit obligation relative to the increase in the market related value of assets. The market related value of assets, which is used to calculate the deferred losses in the plan and the expected return on assets, smoothes the movements in the fair value of assets over a five-year period.

During the year ended September 30, 2006 the fair value of assets increased by around 3.6%. This increase was broadly in line with the increase in the projected benefit obligation over the same period. However, the impact of the increase in the fair value of assets on the pension cost is to be spread over five years. For illustrative purposes, if the full impact of the increase in the fair value was to be taken into account in the SFAS 87 pension charge calculation, the pension cost for the year ending September 30, 2006 would be approximately $3.0 million lower. Therefore, a significant part of the increase in the pension charge is attributable to the market related value calculation. Recognition of the deferred gain over the next four years would, if plan experience is broadly in line with expectations, lead to a corresponding decrease in the pension charge over that time.

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

Because of the streamed approach that is applied to the Company's earnings for the purpose of calculating its overall taxation liability, significant movements in the Company's effective rate of income tax can arise despite consolidated pre tax earnings remaining constant between one reporting period and the next. Factors giving rise to such fluctuations include:

a) Periodic variations in the geographical location of earnings. For example, losses incurred in any of our UK subsidiaries in a period may be set off against profits arising in other UK entities in the same period. Where individual UK profit streams are in excess of UK losses, all the losses can be absorbed. If the UK taxable losses exceed UK taxable profits the excess losses cannot, however, be surrendered to non-UK companies. A situation may therefore arise whereby a reduction in the level of profitability of our UK subsidiaries from one reporting period to the next could be matched by an increase in earnings in, say, our French affiliate. Although the overall total of consolidated pre tax earnings in the two periods remains unaltered, a higher effective tax charge may result as a consequence of excess UK tax losses arising in the second period, which cannot be offset against the French earnings. The French earnings thus remain unsheltered and attract taxation at the local statutory rate. The excess UK losses may not give rise to a taxation credit if a carry forward of the losses as a deferred tax asset cannot be justified through doubts concerning their ultimate utilization against future profits and a higher period two tax charge will follow.

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

The Company has recorded significant deferred tax assets in its current and prior year consolidated balance sheets. SFAS 109, "Accounting for Income Taxes", requires a valuation allowance to be established when it is "more likely than not" that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is undertaken by the Company each year to determine the likelihood of realizing the deferred tax benefits which potentially arise on its property, plant and equipment, the UK pension benefit plan, accruals and allowances, inventories and tax loss carry forwards.

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

The gross deferred tax assets in respect of tax loss carry forwards and other tax credits currently relate to operating loss carry forwards ("NOLS") in the Company's UK, US, French and Australian companies and to other UK tax credits. The Company's NOLs arising in the UK, France and Australia can be carried forward without time expiration while the US tax losses expire at various dates between 2017 and 2021. A recent history of operating losses in the entities concerned and other factors has precluded the Company from demonstrating that it is more likely than not that the benefits of these domestic and foreign operating loss carry forwards and other tax credits will be realized wholly or in parts. Accordingly, at September 30, 2006 a valuation allowance has been applied against all NOLS in excess of those that are anticipated to be utilized in the UK entities in 2007 and, in prior years, a full valuation allowance has been recorded against these items.

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

INTEREST RATE RISK

The Company is exposed to interest rate changes primarily as a result of interest payable on its bank borrowings and interest receivable on its cash deposits. At September 30, 2006 the Company had no borrowings in the form of overdrafts and had cash and cash equivalents of approximately $9.9 million. Given the current levels of borrowings, the Company believes that a 1% change in interest rates would not have a material impact on consolidated income or cash flows. Holding the same variables constant, a 10% increase in interest rates would again have a negligible effect on interest payable.

The nature and amount of our debt and cash deposits may, however, vary as a result of future business requirements, market conditions, and other factors. The definitive extent of our interest rate risk is not therefore quantifiable or predictable because of the variability of future interest rates and business financing requirements.

EXCHANGE RATE RISK

The Company has operations in the United Kingdom, France, Holland, Australia, New Zealand and China. These operations transact business in the relevant local currency and their financial statements are prepared in those currencies. Translation of the balance sheets, income statements and cash flows of these subsidiaries into US dollars is therefore impacted by changes in foreign exchange rates.

In the year ended September 30, 2006 compared to the equivalent period in 2005, the change in exchange rates had the effect of decreasing the Company's consolidated sales by $3.1 million, or 3.1%. Since most of the Company's international operating expenses are also denominated in local currencies, the change in exchange rates had the effect decreasing operating expenses by $0.9 million for the twelve months ended September 30, 2006 compared to the comparable prior year period. If the US dollar further weakens in the future, it could result in the Company having to suffer reduced margins in order for its products to remain competitive in the local market place.

Additionally, our subsidiaries bill and receive payments from some of their foreign customers and are invoiced and pay certain of their overseas suppliers in the functional currencies of those customers and suppliers. Accordingly, the base currency equivalent of these sales and purchases is affected by changes in foreign currency exchange rate.

We manage the risk and attempt to reduce such exposure by periodically entering into short-term forward exchange contracts. At September 30, 2006 the Company held forward contracts to sell Australian and New Zealand dollars to buy approximately $1.2 million US dollars.

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

At September 30, 2006 the Company had made an allowance of $1.6 million in respect of doubtful accounts which management believes is sufficient to cover all known or expected debt non-recoveries.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                                                                     Page Number

Report of Independent Registered Public Accounting Firm............      F-1

Consolidated Balance Sheets as of September 30, 2006 and 2005......      F-2

Consolidated Statements of Operations for the years ended
  September 30, 2006, 2005 and 2004................................      F-3

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended September 30, 2006, 2005 and 2004............      F-4

Consolidated Statements of Cash Flows for the years ended
  September 30, 2006, 2005 and 2004................................      F-5

Notes to Consolidated Financial Statements.........................      F-6

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Spear & Jackson, Inc.
Wellington,
Florida

We have audited the accompanying consolidated balance sheets of Spear & Jackson, Inc. and Subsidiaries (the "Company") as of September 30, 2006 and September
30, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spear & Jackson, Inc. and its subsidiaries as of September 30, 2006, and September 30, 2005 and the consolidated results of their operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with US generally accepted accounting principles.

/s/ Chantrey Vellacott DFK LLP
Chartered Accountants,
London, England

January 15, 2007

                                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                         FOR THE FISCAL YEARS ENDED

                                                                SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                    2006             2005             2004
                                                                ------------     ------------     ------------
Net sales ..................................................    $     96,993     $    100,698     $     99,485
Cost of goods sold .........................................          67,896           67,463           67,574
                                                                ------------     ------------     ------------
Gross profit ...............................................          29,097           33,235           31,911

Operating costs and expenses:
    Selling, general and administrative expenses ...........          36,078           31,405           29,753

                                                                ------------     ------------     ------------
Operating (loss) income ....................................          (6,981)           1,830            2,158

Other income (expense):
    Rental and other income ................................             148              157              184
    Interest (net) .........................................              27               47             (300)
    Share of net earnings of investment in joint venture ...              99                -                -
                                                                ------------     ------------     ------------
(Loss) income from continuing operations before unusual or
  infrequent items .........................................          (6,707)           2,034            2,042
    Gain on sale of land and buildings .....................           3,497            3,279                -
    Settlement of class and derivative action litigation ...            (720)               -                -
    Manufacturing and other reorganization costs ...........          (3,469)          (1,111)               -
                                                                ------------     ------------     ------------
(Loss) income from continuing operations before income taxes          (7,399)           4,202            2,042

Income tax benefit (provision) .............................             973             (468)          (1,205)
                                                                ------------     ------------     ------------

Net (loss) income from continuing operations ...............          (6,426)           3,734              837
                                                                ------------     ------------     ------------

Discontinued operations:
    Loss from discontinued operations
     (net of income taxes of $nil in 2006 and 2005 and 2004)            (101)            (163)            (214)
    Losses and adjustments to previously recorded losses on
     disposal of discontinued operations ...................              48             (476)            (187)
                                                                ------------     ------------     ------------

Net loss from discontinued operations ......................             (53)            (639)            (401)
                                                                ------------     ------------     ------------

Net (loss) income ..........................................    $     (6,479)    $      3,095     $        436
                                                                ============     ============     ============

Basic and diluted net (loss) income per share:

    From continuing operations .............................    $      (1.12)    $       0.42     $       0.07

    From discontinued operations ...........................           (0.01)           (0.07)           (0.03)
                                                                ------------     ------------     ------------
                                                                $      (1.13)    $       0.35     $       0.04
                                                                ============     ============     ============

Weighted average shares outstanding ........................       5,735,561        8,845,290       11,741,122
                                                                ============     ============     ============

             The accompanying notes are an integral part of these consolidated financial statements.

                                                       F-2

                                  SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS

                                  (IN THOUSANDS EXCEPT NUMBER OF SHARES)
                                                                      AT SEPTEMBER 30,   AT SEPTEMBER 30,
                                                                            2006               2005
                                                                      ----------------   ----------------
                            ASSETS

Current assets:
   Cash and cash equivalents ...................................          $  9,930           $  7,289
   Trade receivables, net ......................................            15,983             16,448
   Inventories .................................................            22,853             24,999
   Assets held for sale ........................................                 -                  -
   Foreign taxes recoverable ...................................               215                  -
   Deferred income tax asset, current portion ..................             2,182              2,623
   Other current assets ........................................             1,425              1,316
                                                                          --------           --------
        Total current assets ...................................            52,588             52,675

Property, plant and equipment, net .............................            15,594             17,568
Deferred income tax asset ......................................            14,570             12,690
Investments ....................................................               508                157
                                                                          --------           --------
        Total assets ...........................................          $ 83,260           $ 83,090
                                                                          ========           ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable ...............................................          $      -           $    752
   Trade accounts payable ......................................             7,766              8,103
   Accrued expenses and other liabilities ......................            12,234             11,241
   Taxes payable ...............................................               155                 88
                                                                          --------           --------
        Total current liabilities ..............................            20,155             20,184
Other liabilities ..............................................               699                749
Pension liability ..............................................            40,565             35,954
                                                                          --------           --------
        Total liabilities ......................................            61,419             56,887
                                                                          --------           --------
Stockholders' equity:
Common stock ...................................................                12                 12
Additional paid in capital .....................................            51,590             51,590
Accumulated other comprehensive income(loss):
   Minimum pension liability adjustment, net of tax expressed at
     year exchange rates of $19,048 in 2006 and $18,750 in 2005            (44,447)           (43,751)
   Foreign currency translation adjustment, net of tax $nil ....            14,581             11,765
   Unrealized loss on derivative instruments ...................               (10)                (7)
Retained earnings ..............................................               655              7,134
Less: 6,275,561 common stock shares held in treasury, at cost ..              (540)              (540)
                                                                          --------           --------
        Total stockholders' equity .............................          $ 21,841           $ 26,203
                                                                          --------           --------

        Total liabilities and stockholders' equity .............          $ 83,260           $ 83,090
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

                                                   F-3

                                               SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                               (IN THOUSANDS EXCEPT NUMBER OF SHARES)
                                                                             ACCUMULATED
                                                                  OTHER COMPREHENSIVE INCOME (LOSS)
                                                                -------------------------------------
                                                                                          UNREALIZED
                                                    ADDITIONAL   PENSION     FOREIGN    GAINS/(LOSSES)           TREASURY
                                   COMMON STOCK      PAID IN     MINIMUM    CURRENCY    ON DERIVATIVE  RETAINED   STOCK
                                  NUMBER    AMOUNT   CAPITAL    LIABILITY  TRANSLATION   INSTRUMENTS   EARNINGS  (COMMON)   TOTAL
                                ----------  ------  ----------  ---------  -----------  -------------  --------  --------  --------
Balance October 1, 2003.......  12,011,122      12      51,590   (30,204)       7,406            (15)    3,603      (540)    31,852
Comprehensive income
 Net income for the year......                                                                             436                  436
 Other comprehensive income:
  Foreign currency translation
   adjustment.................                                    (2,509)       5,023                                         2,514
  Reclassification adjustment
   for  prior year unrealized
   holding gains included in
   net income.................                                                                     15                            15
  Unrealized holding losses
   originating in the year....                                                                    (61)                          (61)
  Additional minimum pension
   liability adjustment
   (net of tax of $2,278).....                                    (5,317)                                                    (5,317)
                                                                                                                           --------
 Other comprehensive loss.....                                                                                               (2,849)
                                                                                                                           --------
Total comprehensive loss......                                                                                               (2,413)
                                ----------  ------  ----------  --------   ----------   ------------   -------   -------   --------
Balance September 30, 2004....  12,011,122      12  $   51,590  $(38,030)  $   12,429   $        (61)  $ 4,039   $  (540)  $ 29,439
                                ==========  ======  ==========  ========   ==========   ============   =======   =======   ========
Comprehensive income
 Net income for the year......                                                                           3,095                3,095
 Other comprehensive income:
  Foreign currency translation
   adjustment.................                                       608         (664)                                          (56)
  Reclassification adjustment
   for  prior year unrealized
   holding gains included in
   net income.................                                                                    61                             61
  Unrealized holding losses
   originating in the year....                                                                    (7)                            (7)
  Additional minimum pension
   liability adjustment
   (net of tax of $2,713).....                                    (6,329)                                                    (6,329)
                                                                                                                           --------
 Other comprehensive loss.....                                                                                               (6,331)
                                                                                                                           --------
Total comprehensive loss......                                                                                               (3,236)
                                ----------  ------  ----------  --------   ----------   ------------   -------   -------   --------
Balance September 30, 2005....  12,011,122  $   12  $   51,590  $(43,751)  $   11,765   $         (7)  $ 7,134   $  (540)  $ 26,203
                                ==========  ======  ==========  ========   ==========   ============   =======   =======   =========
Comprehensive income
 Net loss for the year........                                                                          (6,479)              (6,479)
 Other comprehensive income:
  Foreign currency translation
   adjustment.................                                    (2,458)       2,816                                           358
  Reclassification adjustment
   for  prior year unrealized
   holding gains included in
   net income.................                                                                     7                              7
  Unrealized holding losses
   originating in the year....                                                                   (10)                           (10)
  Additional minimum pension
   liability adjustment
   (net of tax of $756).......                                     1,762                                                      1,762
                                                                                                                           --------
 Other comprehensive income...                                                                                                2,117
                                                                                                                           --------
Total comprehensive loss......                                                                                               (4,362)
                                ----------  ------  ----------  --------   ----------   ------------   -------   -------   --------
Balance September 30, 2006....  12,011,122  $   12  $   51,590  $(44,447)  $   14,581   $        (10)  $   655   $  (540)  $ 21,841
                                ==========  ======  ==========  ========   ==========   ============   =======   =======   ========

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                 F-4

                                       SPEAR & JACKSON, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (IN THOUSANDS)
                                                                                FOR SHE FISCAL YEARS ENDED

                                                                       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                           2006            2005            2004
                                                                       -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income attributable to continuing and discontinued
    operations .....................................................     $ (6,479)       $  3,095        $    436
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
      Depreciation .................................................        3,223           3,542           2,929
      Provision for loss on disposal of discontinued operations ....          (36)            503             187
      Amortization of asset held for sale ..........................            -              16               -
      Gain on sale of land and buildings ...........................       (3,497)         (7,279)              -
      (Gain) on sale of plant, property and equipment ..............         (132)              6              14
      Deferred income taxes ........................................       (1,282)            294           1,092
      Equity earnings in joint venture .............................          (99)              -               -
  Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
      Decrease (increase) is trade receivables .....................        1,327           2,129          (1,930)
      Decrease (increase) in inventories ...........................        2,965          (3,553)          3,192
      Increase in other current assets .............................          (35)            (30)           (437)
      Contributions paid to pension plan ...........................       (3,428)        (10,207)         (2,706)
      Increase in other non-current liabilities ....................        8,357           3,991           1,295
      (Decrease) increase in trade accounts payable ................         (708)           (168)            392
      Increase (decrease) in accrued expenses and other liabilities          (278)         (2,132)           (521)
      (Decrease) increase in taxes payable .........................         (125)             37             (56)
      Decrease in other liabilities ................................          (88)           (423)           (722)
                                                                         --------        --------        --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ................         (315)         (6,179)          3,165
                                                                         --------        --------        --------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .......................         (946)           (986)         (6,956)
  Proceeds from sale of property, plant and equipment ..............        4,965           8,676              81
  Purchase of equity investment ....................................         (229)              -               -
                                                                         --------        --------        --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ................        3,790           7,690          (6,875)
                                                                         --------        --------        --------

FINANCING ACTIVITIES:
  Repayment of overdraft ...........................................         (794)            (77)           (261)
  Increase in overdraft ............................................            -             762               -
                                                                         --------        --------        --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ................         (794)            685            (261)
                                                                         --------        --------        --------

Effect of exchange rate changes on cash and cash equivalents .......          (40)              3            (130)
                                                                         --------        --------        --------

CHANGE IN CASH AND CASH EQUIVALENTS ................................        2,641           2,199          (4,101)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....................        7,289           5,090           9,191
                                                                         --------        --------        --------
CASH AND CASH EQUIVALENTS AT END OF YFAR ...........................     $  9,930        $  7,289        $  5,090
                                                                         ========        ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash (received) paid for interest ...............................     $    (27)       $    (32)       $    297
                                                                         ========        ========        ========
   Cash paid for income taxes ......................................     $    434        $    137        $    169
                                                                         ========        ========        ========
   Non-cash investing and financing activities .....................     $    649        $    393        $    235
                                                                         ========        ========        ========

               The accompanying notes are an integral part of these consolidated financial statements.

                                                         F-5

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

NOTE 2 - ACCOUNTING POLICIES

FISCAL YEAR: All fiscal year data contained herein reflect results of operations for the years ended September 30, 2006, September 30, 2005 and September 30, 2004.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION: The consolidated financial statements of Spear & Jackson, Inc. are denominated in US dollars. Changes in exchange rates between UK sterling, the Euro, the New Zealand dollar, the Australian dollar, the Chinese yuan and the US dollar will affect the translation of the UK, French, New Zealand, Chinese and Australian subsidiaries' financial results into US dollars for the purposes of reporting the consolidated financial results. The process by which each foreign subsidiary's financial results are translated into US dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the accumulated other comprehensive income account. Management has decided not to hedge against the impact of exposures giving rise to these translation adjustments as such hedges may impact upon the Company's cash flow compared to the translation adjustments which do not affect cash flow in the medium term.

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

ADVERTISING AND MARKETING EXPENSES: The Company follows the provisions of Statement of Position 93-7 in respect of advertising expenses and costs are expensed as incurred. Advertising and marketing costs charged to operations were $2,381 in the year ended September 30, 2006 and $2,252 and $2,444 in the years ended September 30, 2005 and September 30, 2004, respectively.

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

                     Sales
                    Turnover        Rebate         Rebate
                       $               %              $

Target    1            500k           5.0            25k
          2            350k           7.5            56k
          3          1,000k          10.0           100k
          4          1,250k          12.0           150k

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

Generally there is no provision for customers to return products they cannot sell. However, a small number of customers have negotiated a return clause in their trading agreements. There is a time limit for these returns which vary from customer to customer, none of which exceed 12 months from the original invoice date. The amount of mutual returns made in the year ended September 30, 2006 was $900 and $350 and $257 in the years ended September 30, 2005 and September 30, 2004, respectively.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. There was no material research and development expenditure in the years ended September 30, 2006, September 30, 2005 and September 30, 2004.

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

         In March 2005, the FASB issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations--an Interpretation of FASB Statement No. 143." This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not believe that adoption of FIN 47 will have a material impact on our consolidated financial statements.

         In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 regarding the Staff's interpretation of SFAS No. 123(R). This interpretation provides the Staff's views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(R) and investors and users of the financial statements in analyzing the information provided. We believe the adoption of this Statement will not have a material impact on our financial position or results of operations

         In November 2005, FASB issued FSP No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The company has until November 2006 to make a one-time election to adopt the transition method. The company is currently evaluating FSP 123(R)-3; this one-time election will not affect operating income or net earnings.

         In February 2006, FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, as an amendment to Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Statement No. 155 amends Statement No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 2 - ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. Statement No. 155 amends Statement No. 140 to allow qualifying special purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Statement No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of Statement No. 155 will have a material impact on the Company's condensed consolidated financial statements.

         In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets as an amendment to Statement No. 140. Statement No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective for reporting periods beginning after September 15, 2006. We do not expect the adoption of SFAS 156 to have a material impact on our results of operations or financial condition.

         In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-01, Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer's Exercise of a Call Option ("EITF 05-01"). The EITF consensus applies to the issuance of equity securities to settle a debt instrument that was not otherwise currently convertible but became convertible upon the issuer's exercise of call option when the issuance of equity securities is pursuant to the instrument's original conversion terms. The adoption of EITF 05-01 is not expected to have a material impact on our results of operations or financial condition.

         In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company's 2008 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of FIN 48 on its financial statements.

         In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company's fiscal 2007. The Company is currently assessing the potential effect of SAB 108 on its financial statements.

         In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The recognition provisions of SFAS 158 are effective for fiscal 2007, while the measurement date provisions are effective

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 2 - ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

for fiscal year 2009. If SFAS 158 were applied at the end of fiscal 2006, using the Company's September 30, 2006 actuarial valuation, we would have recorded an additional pre-tax charge to accumulated other comprehensive income totaling $7.8 million ($5.5 million after tax) representing the difference between the funded status of the plans based on the project benefit obligation and the amounts recorded on our balance sheet at September 30, 2006.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company's 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

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

         The representations, warranties and covenants made by Jacuzzi and UPI were typical for this type of transaction, and included a covenant that restricts Jacuzzi from soliciting or negotiating with a third party between the signing date of the Stock Purchase Agreement and the closing date of the transaction. Jacuzzi also agreed that in connection with the closing of the transaction, it would, among other things, cause UPI's designees and one designee of Jacuzzi to be elected to the Board of Directors of Spear & Jackson, Inc. and will use commercially reasonable best efforts so that such UPI designees are in sufficient numbers to give UPI a majority of the Board of Directors of the Spear & Jackson, Inc. UPI also agreed that it or any of its affiliates would not purchase any additional Common Stock during the period from the signing date of the Stock Purchase Agreement through one year following the closing at a price less than $1.40 per share.

         The purchase of the Shares by UPI contemplated by the Stock Purchase Agreement was subject to the receipt of a number of closing conditions, including approval by UPI's shareholders and the United Kingdom Pensions Regulator, and the receipt of certain other regulatory approvals as well as other customary closing conditions.

         The Seller and UPI then announced that they had entered into Amendment No. 1 dated 4 May 2006, ("Amendment No. 1 to the Stock Purchase Agreement") to extend the date by which the Seller and UPI were required to lodge the clearance application with the UK Pensions Regulator. The Seller and UPI subsequently received a comfort letter dated July 5 2006, issued by the UK Pensions Regulator (the "Comfort Letter"). The Seller and UPI agreed to waive the condition contained in the Stock Purchase Agreement for a clearance from the UK Pensions Regulator and to accept the Comfort Letter in satisfaction of that condition.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 3 - NATURE OF BUSINESS - CONTINUED

         The trustees of Spear & Jackson, Inc.'s UK Pension Plan confirmed by a letter dated 6 July 2006 their acceptance of the UK Pensions Regulator's determination. The Seller and UPI then entered into Amendment No. 2 dated 10 July 2006, ("Amendment No. 2 to the Stock Purchase Agreement") to waive their respective requirements for a clearance from the UK Pensions Regulator and to accept in its place the Comfort Letter which stated that the UK Pensions Regulator was of the view, based on the information supplied to him in connection with the clearance application, that the change of control as a result of the sale by the Seller of all of its shares of Spear & Jackson, Inc. to UPI was not detrimental to the UK pension plan and that the UK Pensions Regulator believes that a clearance is not necessary for the transaction.

         In addition, the Seller and UPI subsequently announced that they had entered into Amendment No. 2 to the Stock Purchase Agreement, pursuant to which UPI agreed, subject to the Closing having occurred, to indemnify the Seller and JBI Holdings Limited (the "Jacuzzi Indemnified Parties") should the UK Pensions Regulator, regardless of the Comfort Letter, require any of the Jacuzzi Indemnified Parties to make a contribution or provide financial support in relation to the potential pension plan liabilities of SJI or its subsidiaries. In addition, UPI also agreed that for a period of twelve months from the Closing Date, UPI will not, and will use its best efforts to ensure that neither Spear & Jackson, Inc. nor any of its subsidiaries will, take any action or omit to take any action that causes the UK Pensions Regulator, as a result of such action or omission, to issue a contribution notice against the Jacuzzi Indemnified Parties in relation to any UK pension plan in which Spear & Jackson, Inc. or any subsidiary of Spear & Jackson, Inc. is an employer. Further, UPI agreed that for a period of twelve months from the Closing Date, that it will not (and will use its best efforts to ensure that neither Spear & Jackson, Inc. nor any subsidiary of Spear & Jackson, Inc. will) engage in any action or inaction which in relation to any such UK pension plan would fall within the UK Pension Regulation clearance guidance note dated April 2005 as a 'Type A' event unless UPI procures that clearance is issued by the UK Pensions Regulator in relation to such event in terms which confirm that no Jacuzzi Indemnified Party shall be linked to a financial support direction or contribution notice in respect of such event.

         On July 28, 2006 the purchase was formally completed..

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

NOTE 4 - UNUSUAL OR INFREQUENT EVENTS

(a) GAIN ON SALE OF LAND AND BUILDINGS

(i) YEAR ENDED SEPTEMBER 30, 2006

         On July 27, 2006 the Company completed the sale of the remaining element of its industrial site at St. Paul's Road, Wednesbury, England. Details of the sale are as follows:

                                                                 (IN THOUSANDS)

Sale proceeds net of selling, professional and other costs ....      $ 4,756
Less: net book value ..........................................       (1,174)
Less: deferred element of gain relating to the future market
   value of rentals ...........................................          (85)
                                                                     -------
Gain on sale ..................................................      $ 3,497
                                                                     =======

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 4 - UNUSUAL OR INFREQUENT EVENTS - CONTINUED

(a) GAIN ON SALE OF LAND AND BUILDINGS - CONTINUED

(ii) YEAR ENDED SEPTEMBER 30, 2005

         On January 28, 2005 the Company completed the sale of part of its industrial site at St. Paul's Road, Wednesbury, England and on February 15, 2005 the Company also concluded the disposal of its warehouse and office facility in Boca Raton, Florida. Details of these sales are as follows:

                                  WEDNESBURY        BOCA RATON
                                   ENGLAND           FLORIDA           TOTAL
                               --------------    --------------   --------------
                               (IN THOUSANDS)    (IN THOUSANDS)   (IN THOUSANDS)
Sale of land and buildings:

Sale proceeds net of selling,
 professional and other costs .    $5,243             $3,433           $8,676
Less: net book value ..........     2,223              3,174            5,367
                                   ------             ------           ------
   Gain on sale ...............    $3,020             $  259           $3,279
                                   ======             ======           ======

(b) MANUFACTURING REORGANIZATION COSTS

         On January 25, 2006, the Company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. With effect from November 30, 2006 all warehouse and distribution operations currently performed at this location were transferred to the Company's principal UK manufacturing site in Sheffield. The manufacturing and assembly functions formally carried out at this site have now been out sourced to suppliers based outside the UK.

         The costs of the closure and relocation of the Wednesbury facility are anticipated to be approximately $2.1 million. These costs include employee severance payments, site closure expenses, factory reorganization expenses, plant transfer costs and associated capital expenditure. In addition to the above, the Company announced in the quarter ended June 30, 2006 that certain manufacturing operations carried out at its Atlas site in Sheffield ("Atlas") will also cease. Provision for employee severance costs in respect of the closure of these manufacturing operations were made in that quarter.

         As explained above, in footnote 4 a (i), on July 27, 2006, Spear & Jackson, Inc.'s UK subsidiary, Spear & Jackson Garden Products Limited, completed the sale of the remaining element of the Wednesbury site for L2.6 million sterling (approximately $4.8 million), excluding disposal costs, which resulted in a gain on disposal of approximately $3.5 million. Funds realized from the disposal are to be used to finance the closure costs with any excess sale proceeds being reinvested in other operational initiatives.

         On August 11, 2006, the Company's UK subsidiary, Eclipse Magnetics Limited, ("Eclipse"), announced the cessation of certain manufacturing activities at its site in Sheffield, England. Eclipse also announced that it would be relocating its business to the Sheffield, Atlas site. The cessation of manufacturing and site relocation were completed by November 30, 2006 and provisions have been made at September 30, 2006 in respect of severance, relocation and empty property rentals.

         The Wednesbury site closure, the production rationalization at Atlas and the restructuring at Eclipse form part of the Company's UK manufacturing reorganization program which was initiated to regenerate and modernize key areas of the hand and garden tools business. These closures will enable the Company to consolidate its two UK hand and garden tool manufacturing sites and will allow the Company to develop a modern manufacturing, warehouse and distribution facility which will be well placed to meet the current and future needs of its customers.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 4 - UNUSUAL OR INFREQUENT EVENTS - CONTINUED

         As explained in Footnote 4b (ii), above, a surplus element of the Wednesbury site was sold in 2005 and provision was made at March 31, 2005 for various site reorganization costs that were to be incurred as a result of that partial sale. Certain of these costs were not incurred following the decision to close the remainder of the site and market the property for resale and such excess provisions were subsequently released in the second quarter of fiscal 2006.

         Costs provided in respect of the Wednesbury and Magnetics closure and the Atlas reorganization as at September 30, 2006 and September 30, 2005 and amounts credited in respect of the release of excess provisions from prior periods relating to the UK manufacturing reorganization and other Group restructuring costs are as follows:

                                            YEAR ENDED            YEAR ENDED
                                        SEPTEMBER 30, 2006    SEPTEMBER 30, 2005
                                          (IN THOUSANDS)        (IN THOUSANDS)

Severance costs ......................        $1,666                $  487
Fixed asset impairments ..............         1,159                   819
Site closure costs and lease costs ...         1,091                   437
                                              ------                ------
                                               3,916                 1,743

Release of excess provisions accrued
 in prior periods ....................          (447)                 (632)

                                              ------                ------
Net manufacturing reorganization costs         3,469                 1,111
                                              ======                ======

(c) SETTLEMENT OF CLASS SETTLEMENT LITIGATION

         As further explained in Footnote 20, on July 7, 2006 The US District Court for the Southern District of Florida issued a Memorandum of Understanding ("MOU") which confirmed that the plaintiffs and defendants in the class action had reached an agreement in principle for the settlement of this litigation. In settlement of this action the company paid $650 into a Qualified Settlement Fund.

         On September 6, 2005 the Company was served with a Shareholder Derivative Complaint filed on June 1, 2004 in the Circuit Court for Palm Beach County, Florida. In August 2006 the Company entered into a settlement agreement with the plaintiff by agreeing to accept certain changes to its corporate governance procedures and the payment of up to $70 in legal fees. This amount has now been paid into a Court approved fund and if the settlement is authorized by the Court the suit will be dismissed and the Company and its former directors will be released.

(d) SUMMARY OF PROVISIONS IN RESPECT OF THE UK MANUFACTURING AND REORGANIZATION PROGRAM

         As explained in above, provisions totaling $0.5 million were set up in respect of a UK manufacturing reorganization program that was initiated during the course of the year ended September 30, 2005. The provisions comprised the following:

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 4 - UNUSUAL OR INFREQUENT EVENTS - CONTINUED

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

         In the year ended September 30, 2006 further provisions were made as follows:

         (iv) As discussed in (b), above, $2.1 million was provided in respect of the Wednesbury site closure and Atlas manufacturing reorganization at June 30, 2006.

         (v) $0.3 million was provided in respect of severance costs relating to the cessation of certain manufacturing activities at Eclipse and costs in connection with the relocation of its remaining business to the Company's Atlas site.

         (vi) $720k was provided in respect of the settlement of the main and derivative class action litigation.

The Company also has a further provision of $2 million in respect of other UK manufacturing reorganization and relocation costs that was set up in prior periods.

         In the year ended September, 2006, $0.5 million has been spent in respect of employee severance costs and other reorganization expenses for which provision was made at September 30, 2005 and as noted above, additional provisions of $2.3 million have been made in the period relating to the closure of the Wednesbury site, the cessation of manufacturing at Eclipse and the reorganization of the production facilities at Atlas. The following are summaries of the movements in the year.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 4 - UNUSUAL OR INFREQUENT EVENTS - CONTINUED

The movements in the liability balance between October 1, 2005 and September 30, 2006 are as follows:

(a) Included in Accrued Expenses and Other Liabilities:
                                         AT OCTOBER 1,                                                  AT SEPTEMBER 30,
                                        --------------     EXCHANGE        AMOUNTS         AMOUNTS      ----------------
                                             2005          MOVEMENTS       PROVIDED     PAID/UTILISED        2006
                                        --------------  --------------  --------------  --------------  ----------------
                                        (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)   (IN THOUSANDS)
Other UK reorganization costs.........        1,687              89             268               -            2,044
Wednesbury move costs.................          444              (4)           (324)           (116)               -
Employee severance costs..............          402              (8)                           (394)               -
Wednesbury/Atlas costs................            -              45           2,063            (721)           1,387
Eclipse move..........................            -              (4)            303               -              299
                                          ---------         -------        --------       ---------        ---------
Manufacturing Reorganization costs....        2,533             118           2,310          (1,231)           3,730

Settlement of derivative action.......            -               -              70             (70)               -
Settlement of class litigation........            -               -             650            (650)               -
                                          ---------         -------        --------       ---------        ---------
                                          $   2,533         $   118        $  3,030       $  (1,951)       $   3,730
                                          =========         =======        ========       =========        =========

(b) Included in Property, Plant and Equipment:

Asset impairments.....................    $     803         $    36        $  1,159       $    (231)       $   1,767
                                          =========         =======        ========       =========        =========

Total                                     $   3,336         $   154        $  4,189       $  (2,182)       $   5,497
                                          =========         =======        ========       =========        =========

The movements in the liability balance between October 1, 2004 and September 30, 2005 are as follows:

(a) Included in Accrued Expenses and Other Liabilities:
                                         AT OCTOBER 1,                                                  AT SEPTEMBER 30,
                                        --------------     EXCHANGE        AMOUNTS         AMOUNTS      ----------------
                                             2004          MOVEMENTS       PROVIDED     PAID/UTILISED        2005
                                        --------------  --------------  --------------  --------------  ----------------
                                        (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)   (IN THOUSANDS)
Wednesbury move costs.................                            7             437                              444
Employee severance costs..............                           (6)            487             (79)             402
Other UK reorganization costs.........        2,411             (92)           (632)                           1,687
Wednesbury / Atlas costs..............            -               -               -               -                -
Settlement of class litigation........            -               -               -               -                -
                                          ---------         -------        --------       ---------        ---------
                                          $   2,411         $   (91)       $    292       $     (79)       $   2,533
                                          =========         =======        ========       =========        =========

(b) Included in Property, Plant and Equipment:

Asset impairments.....................    $       -         $   (16)       $    819       $       -        $     803
                                          =========         =======        ========       =========        =========

Total.................................    $   2,411         $  (107)       $  1,111       $     (79)       $   3,336
                                          =========         =======        ========       =========        =========

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 5 - DISCONTINUED OPERATIONS

         The following table presents the results of the Company's operations that have been reclassified as discontinued and the loss that has been recorded in connection with the disposal these businesses:

                                                                   FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                                                 --------------------------------------------
                                                                      2006           2005           2004
                                                                 -------------- -------------- --------------
                                                           Note  (IN THOUSANDS) (IN THOUSANDS) (IN THOUSANDS)
Revenues reclassified to discontinued operations:
 Thread gauge measuring division.........................   (b)          590         1,627       $   1,694
                                                                     -------       -------       ---------
                                                                     $   590       $ 1,627       $   1,694
                                                                     =======       =======       =========

Loss from discontinued operations
Loss from operations of thread gauge measuring division..   (b)         (101)          163       $    (214)
                                                                     -------       -------       ---------
                                                                     $  (101)      $  (163)      $    (214)
                                                                     =======       =======       =========

Profit (loss) on disposal of discontinued operations:
Provision for profit (loss) on disposal of Megapro
   screwdrivers division.................................   (a)      $    12       $    27       $    (187)
Provision for loss on disposal of thread gauge
   measuring division....................................   (b)           36          (503)              -
                                                                     -------       -------       ---------
                                                                     $    48       $  (476)      $    (187)
                                                                     =======       =======       =========

                                                                     -------       -------       ---------
Total loss from discontinued operations, net of taxes....            $   (53)      $  (639)      $    (401)
                                                                     =======       =======       =========

         Pursuant to SFAS No. 144," Accounting for the Impairment or Disposal of Long-Lived Assets", the Company's previously issued financial statements and notes have been reclassified to reflect discontinued components detailed above. Accordingly, the assets, liabilities, net operations, and net cash flows of these business segments have been reported as "Discontinued Operations" in the accompanying consolidated financial statements

         (a) During the year ending September 30, 2003, the directors of Spear & Jackson, Inc. carried out a strategic review of the Company's loss making Megapro screwdriver division. It was determined that the division was no longer a core activity of the group and various divestment strategies were considered. With effect from September 30, 2003, the trade and assets of the division's principal operating companies, Mega Tool USA, Inc. and Mega Tools Limited, were transferred by prior subsidiary management, and without prior authorization, at their net book value of $384 to the division's former managing director.

The net assets transferred comprised:

                                                (IN THOUSANDS)

     Inventories ............................     $   141
     Trade receivables ......................         190
     Property, plant and equipment ..........         100
     Cash ...................................          17
     Other assets ...........................           9
     Trade payables and other liabilities ...         (73)
                                                  -------
                                                  $   384
                                                  =======

         The transfer proceeds were in the form of $284 of loan notes and other receivables and the discharge of a loan of $100 owed by the company to the Megapro managing director.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 5 - DISCONTINUED OPERATIONS - CONTINUED

         Having considered the future financial position of the Megapro division, the directors of Spear & Jackson, Inc. provided $97 against the recoverability of the balance of the sales proceeds which was outstanding at September 30, 2003. A further $187 was provided against this debt in the year ended September 30, 2004. It has now been agreed with Megapro that it will pay Canadian $54 (approximately $41) in settlement of those debts and this is being repaid in monthly installments of Canadian $5 (approximately $4) of which $27 was received in the year ended September 30, 2005. A further $12 has been received in the year ended September 30, 2006.

         (b) During the fourth quarter of fiscal 2005, the Company began marketing for sale certain assets associated with its thread gauge measuring business that is located in the United Kingdom. On February 28, 2006, the Company concluded the sale of these assets for a nominal consideration. The assets sold comprised plant and equipment, inventories and goodwill. The acquirer paid L1 and assumed certain liabilities in respect of the leased premises from which the trade operates. The carrying value of the assets relating to this entity were written down to the lower of depreciated cost or estimated fair value after consideration of selling costs in the quarters ended March 31, 2005 and September 30, 2005. These assets and liabilities of discontinued operations held for sale were not reported separately in the consolidated balance sheets of the Company as the amounts involved are not considered material.

NOTE 6 - TRADE RECEIVABLES, CONCENTRATIONS OF CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                           AT SEPTEMBER 30,     AT SEPTEMBER 30,
                                                2006                  2005
                                           ----------------     ----------------
                                            (IN THOUSANDS)       (IN THOUSANDS)

Trade receivables......................    $        17,618      $        17,973
Allowance for doubtful accounts........             (1,635)              (1,525)
                                           ---------------      ---------------
                                           $        15,983      $        16,448
                                           ===============      ===============

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

         The following table provides a roll forward of the changes in the allowance for doubtful accounts:

                                   BALANCE      CHARGED TO   CHARGED                  BALANCE
                                 AT BEGINNING   COSTS AND    TO OTHER                AT END OF
DESCRIPTION                       OF PERIOD      EXPENSES    ACCOUNTS   DEDUCTIONS    PERIOD
-----------                      ------------   ----------   --------   ----------   ---------
Notes                                                           (1)        (2)
Year ended September 30, 2006....   $ 1,525       $  207      $   84      $ (181)    $  1,635
                                    =======       ======      ======      ======     ========
Year ended September 30, 2005....   $ 1,703       $   21      $  (27)     $ (172)    $  1,525
                                    =======       ======      ======      ======     ========
Year ended September 30, 2004....   $ 2,101       $ (147)     $  165      $ (416)    $  1,703
                                    =======       ======      ======      ======     ========

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 6 - TRADE RECEIVABLES, CONCENTRATIONS OF CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS - CONTINUED

NOTES:

   (1) Items charged to other accounts comprise exchange rate fluctuations during the year.

   (2) Deductions comprise recoveries of items previously written off.

NOTE 7 - INVENTORIES

                                           AT SEPTEMBER 30,     AT SEPTEMBER 30,
                                                2006                  2005
                                           ----------------     ----------------
                                            (IN THOUSANDS)       (IN THOUSANDS)
Finished products......................    $        19,329      $        19,740
In-process products....................              4,443                6,481
Raw materials..........................              6,191                5,320
Less: allowance for slow moving and
 obsolete inventories..................             (7,110)              (6,542)
                                           ---------------      ---------------
                                           $        22,853      $        24,999
                                           ===============      ===============

The following table provides a summary of the adjustments to the allowance for slow moving and obsolete inventories:

                                   BALANCE      CHARGED TO   CHARGED                  BALANCE
                                 AT BEGINNING   COSTS AND    TO OTHER                AT END OF
DESCRIPTION                       OF PERIOD      EXPENSES    ACCOUNTS   DEDUCTIONS    PERIOD
-----------                      ------------   ----------   --------   ----------   ---------
Notes                                                           (1)        (2)
Year ended September 30, 2006....  $  6,542      $ 1,925     $   343    ($ 1,700)     $ 7,110
                                   ========      =======     =======    ========      =======
Year ended September 30, 2005....  $  5,946      $   884     $   189    ($   477)     $ 6,542
                                   ========      =======     =======    ========      =======
Year ended September 30, 2004....  $  5,755      $   391     $   468    ($   668)     $ 5,946
                                   ========      =======     =======    ========      =======

Notes:

   (1) Items charged to other accounts comprise exchange rate fluctuations during the year.

   (2) Deductions comprise obsolete items sold or scrapped.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                                    AT SEPTEMBER 30,   AT SEPTEMBER 30,
                                                             NOTE        2006               2005
                                                                    ----------------   ----------------
                                                                     (IN THOUSANDS)     (IN THOUSANDS)
Assets held and used:
   Land and buildings, at cost ...........................   (a)     $      15,269      $      15,799
   Machinery, equipment and vehicles, at cost.............                  29,299             35,331
   Furniture and fixtures, at cost........................                     867              1,256
   Computer hardware, at cost.............................                   1,834              1,244
   Computer software, at cost.............................                     361                342
   Assets held under finance leases, at cost .............   (b)             2,433              2,883
                                                                     -------------      -------------
                                                                            50,063             56,855
   Accumulated Depreciation:..............................                 (34,469)           (39,287)
                                                                     -------------      -------------
   Net....................................................           $      15,594      $      17,568
                                                                     =============      =============

         (a) The Company completed the sale of its industrial site at Wednesbury on July 27, 2006. Details of this disposition are provided in note 4, above.

         (b) Included in property, plant and equipment at September 30, 2006 are capital leases with a net book value of $0.86 million (September 30, 2005 $1.3 million). The cost of these assets held under capital leases was $2.43 million (September 30, 2005 $2.9 million), and the accumulated depreciation relating to these assets was $1.57 million (September 30, 2005 $1.6 million).

NOTE 9 - INVESTMENTS

         Investments comprise the following:

                                                                    AT SEPTEMBER 30,   AT SEPTEMBER 30,
                                                             NOTE        2006                2005
                                                                    ----------------   ----------------
                                                                     (IN THOUSANDS)     (IN THOUSANDS)
30% investment in Bipico Industries Private Limited.......   (a)     $          72      $          67
30% investment in  Bowers Metrologie SA...................   (a)                71                 67
Other investments in equity securities....................   (b)                24                 23
25% joint venture in Ningbo Hitech Ltd....................   (c)               341                  -
                                                                     -------------      -------------
                                                                     $         508      $         157
                                                                     =============      =============

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

         (c) In January 2006 the company, through its subsidiary undertaking, Eclipse Magnetics Limited, paid $229 to acquire a 25% stake in a joint venture company, Ningbo Hitech Magnetic Assemblies Co. Ltd. ("Hi-tech"). At September 30, 2006 the net assets of Hitech amounted to $1.3 million of which the Company's share is $341. The difference between this amount and the original investment of $229, excluding the exchange impact of the retranslation differences, represents the Company's share of High-tech's net earnings for the period from January 2006 to September 30, 2006. This share of the net earnings of High-tech is shown separately in the Company's Consolidated Statement of Operations for the year ended September 30, 2006.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 10 - INCOME TAXES

         Spear & Jackson is subject to income taxes in the US and in the other overseas tax jurisdictions where its principal trading subsidiaries operate. The provision for US and foreign income taxes attributable to continuing operations consists of:

                                                                   FOR THE FISCAL YEARS ENDED
                                                      --------------------------------------------------
                                                       SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                           2006              2005              2004
                                                      --------------    --------------    --------------
                                                      (IN THOUSANDS)    (IN THOUSANDS)    (IN THOUSANDS)
Continued operations:
   Current tax charge.................................  $     (309)       $    (174)        $    (113)
   Deferred tax credit (charge).......................       1,282             (294)           (1,092)
                                                        ----------        ---------         ---------
Total.................................................  $      973        $    (468)        $  (1,205)
                                                        ==========        =========         =========

The current and deferred tax charges arise wholly in non US operations.

A reconciliation of the provision for income taxes from continuing operations compared with the amounts provided at the US federal rate is as follows:

                                                                   FOR THE FISCAL YEARS ENDED
                                                      --------------------------------------------------
                                                       SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                           2006              2005              2004
                                                      --------------    --------------    --------------
                                                      (IN THOUSANDS)    (IN THOUSANDS)    (IN THOUSANDS)
Tax at US federal statutory income tax rate at 35%....  $    2,589        $  (1,247)        $    (574)
Overseas tax at rates different to effective rate.....        (370)             (89)              (81)
Gain on sale of UK property covered by capital
   losses brought forward.............................       1,041              906                 -
Permanent timing differences..........................        (127)            (161)             (162)
Adjustment to actual of prior year estimates..........          (2)             219               118
Valuation allowance relating to UK, US and other
   current year NOLs..................................      (2,127)            (143)             (536)
Miscellaneous                                                  (31)              47                30
                                                        ----------        ---------         ---------
                                                        $      973        $    (468)        $  (1,205)
                                                        ==========        =========         =========

Deferred income tax assets and liabilities for 2006 and 2005 reflect the impact of temporary differences between the book values of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by applicable tax regulations, as well as tax loss and tax credit carry-forwards.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 10 - INCOME TAXES - CONTINUED

         The temporary differences and carry forwards that give rise to deferred assets and liabilities at September 30, 2006 and September 30, 2005 comprise:

                                             AT SEPTEMBER 30,   AT SEPTEMBER 30,
                                                   2006               2005
                                             ----------------   ----------------
                                              (IN THOUSANDS)     (IN THOUSANDS)
Deferred tax assets:
  Property, plant and equipment...........    $      1,200       $         412
  Pension benefit plan....................          12,169              10,812
  Accruals and allowances.................           3,525               3,666
  Inventory...............................             288                 423
  Tax loss carry forwards and other tax
   credits................................          24,943              21,082
                                              ------------       -------------
  Total deferred tax assets...............          42,125              36,395
  Valuation allowance.....................         (25,373)            (21,082)

                                              ------------       -------------
  Net deferred tax assets.................          16,752              15,313
                                              ------------       -------------

Deferred tax asset, net...................    $     16,752       $      15,313
                                              ============       =============

Deferred tax asset, current portion.......           2,182               2,623
Deferred tax asset, non-current portion...          14,570              12,690
                                              ============       =============
                                              $     16,752       $      15,313
                                              ============       =============

         SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance to be established when it is "more likely than not" that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence was undertaken by the Company at September 30, 2006 to determine the likelihood of realizing the deferred tax benefits relating to property, plant and equipment, pension benefit plan, accruals and allowances, inventories and tax loss carryforwards shown above.

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

         The gross deferred tax assets in respect of tax loss carry forwards and other tax credits relate to operating loss carry forwards in the Company's UK, US French and Australian companies totaling approximately $9.4 million (September 30, 2005 $6.5 million) and to other UK tax credits of approximately $15.5 million (September 30, 2005 $14.6 million). The Company's NOLs arising in the UK, France and Australia can be carried forward without time expiration while the US tax losses expire at various dates between 2017 and 2020. A recent history of operating losses and other factors has precluded the Company from demonstrating that it is more likely than not that the benefits of these domestic and foreign operating loss carryforwards and other tax credits will be realized. Accordingly, at September 30, 2006 a valuation allowance of $24.9 million (September 30, 2005 $21.1 million) has been recorded against these losses.

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

NOTE 11 - BANK FACILITIES

         The French and Australian subsidiaries of Spear & Jackson, Inc. maintain short-term credit facilities of $2.7 million (2005: $2.8 million) denominated in Euros and Australian dollars. The facilities comprise bank overdraft lines, with interest rates ranging from 6.8% to 12.6%, together with facilities for letters of credit and the discount of bills receivable. There was nothing outstanding under the overdraft lines at September 30, 2006 or September 30, 2005 and $0.5 million of letters of credit and bills were outstanding under these facilities (2005: $0.1 million).

         In addition, the UK subsidiaries of Spear & Jackson, Inc. maintain a line of credit of $8.4 million (2005: $8.0 million). This is secured by fixed and floating charges on the assets and undertakings of these businesses. Of the total facility, $5.6 million (2005: $5.3 million) relates to bank overdrafts and $2.8 million (2005: $2.7 million) is available for letters of credit. These facilities are denominated in British pounds. The overdraft carries interest at UK base rate plus 1%. At September 30, 2006 the Company had $nil (2005: $0.8 million) borrowings outstanding under the overdraft line and $0.1 million in outstanding letters of credit (2005: $0.6 million).

NOTE 12 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                              AT SEPTEMBER 30,  AT SEPTEMBER 30,
                                                    2006              2005
                                              ----------------  ----------------
                                               (IN THOUSANDS)    (IN THOUSANDS)
Compensation related........................     $    2,788        $    2,746
Rebates/dealer incentives...................          1,410             1,297
Sales taxes payable.........................            199               462
Finance lease liabilities - current portion.            489               613
Audit and accountancy fees..................            478               503
Commissions.................................            725               735
Property rentals............................            170               224
Provisions..................................          3,730             2,533
Other.......................................          2,245             2,128
                                                 ----------        ----------
                                                 $   12,234        $   11,241
                                                 ==========        ==========

NOTE 13 - OTHER LIABILITIES

Other liabilities comprise:

                                              AT SEPTEMBER 30,  AT SEPTEMBER 30,
                                                    2006              2005
                                              ----------------  ----------------
                                               (IN THOUSANDS)    (IN THOUSANDS)
Finance lease liabilities - non current
 portion....................................     $      418        $      337
Property rentals............................            281               412
                                                 ----------        ----------
                                                 $      699        $      749
                                                 ==========        ==========

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

         Amounts payable by the Company to the plan are determined on the advice of the plan's actuaries and after discussion with, and agreement by, the plan's trustees. The Company's funding policy with respect to the plan is to make contributions in respect of ongoing benefit accruals and the clearance of underfunding deficits which are at least the minimum amounts required in accordance with applicable UK law and pension regulations. In the years ended September 30, 2006, September 30, 2005, and September 30, 2004, contributions amounted to $3.4 million, $10.3 million and $2.7 million, respectively. Contributions in the year ending September 30, 2005 included special contributions of L4 million (approximately $7.2 million). The reasons for the special contribution are explained below. Employer contributions in the year ending September 30, 2007 are dependent on the outcome of negotiations between the Company and the Plan trustees in the first half of 2007. The Company anticipates that contributions in fiscal 2007 will be approximately $4.2 million.

         The pension plan actuarial advisors carried out an actuarial valuation of the Plan as at December 31, 2004. This valuation showed an increase in the Plan's deficit compared to that calculated at April 5, 2002, the date of the last full actuarial valuation. Following discussions between the Company and the trustees of the plan, it was agreed that the Company would make a special contribution to the plan of L4 million (approximately $7.2 million). L2 million (approximately $3.6 million) was paid in June 2005 and the remainder was paid in September 2005. Also, from May 2005, the Company's annual pension contributions have increased from 21.2% of pensionable salaries (approximately L1.5 million or $2.7 million) to a fixed amount of L1.9 million (approximately $3.4 million). This rate of annual contribution will remain in place, subject to certain conditions, until April 2007 when it will be reviewed by the plan actuary.

Expected future benefit payments, excluding future new members, are as follows:

                                       EXPECTED BENEFIT
            YEAR                           PAYMENTS
         ---------                     ----------------
                                        (IN THOUSANDS)
            2007....................     $    11,835
            2008....................     $    12,367
            2009....................     $    12,924
            2010....................     $    13,505
            2011....................     $    14,112
         2012-2016..................     $    80,682

         The Company's actuary carried out valuations of the plan under SFAS 87, "Employers Accounting for Pensions", at September 30, 2006 and at September 30, 2005. The following table, as provided by the actuary, analyzes the movement in the pension plan liability between September 30, 2004, September 30, 2005 and September 30, 2006 and provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of the Company's defined benefit pension plan with the amounts recognized in the Company's balance sheets at September 30, 2006 and September 30, 2005:

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 14 - PENSION PLAN - CONTINUED

                                                                       2006             2005
                                                                  --------------   --------------
                                                                  (IN THOUSANDS)   (IN THOUSANDS)
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation at the beginning of the year.....    $     213,471    $     180,375
Foreign currency exchange rate changes........................           12,328           (4,530)
Service cost..................................................            2,148            1,805
Interest cost.................................................           10,730           10,072
Employee contributions........................................              798              947
Actuarial loss................................................            6,036           32,229
Benefits paid.................................................          (10,913)          (7,427)
                                                                  -------------    -------------
   Projected benefit obligation at the end of the year........    $     234,598    $     213,471
                                                                  =============    =============
CHANGE IN FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at the beginning of the year........    $     170,110    $     141,257
Foreign currency exchange rate changes........................            9,802           (3,525)
Actual return on plan assets..................................           12,980           28,651
Employer contributions........................................            3,428           10,207
Employee contributions........................................              798              947
Benefits paid                                                           (10,913)          (7,427)
                                                                  -------------    -------------
   Fair value of plan assets at the end of the year...........    $     186,205    $     170,110
                                                                  =============    =============
FUNDED STATUS OF PLAN:
Projected benefit obligation in excess of plan assets.........    $     (48,393)   $     (43,362)
Unrecognized net actuarial loss...............................           71,322           69,907
                                                                  -------------    -------------
   Net amount recognized......................................    $      22,929    $      26,545
                                                                  =============    =============
AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Accrued benefit cost..........................................    $     (40,565)   $     (35,954)
Accumulated other comprehensive income........................           63,495           62,501
                                                                  -------------    -------------
   Net amount recognized......................................    $      22,930    $      26,546
                                                                  =============    =============
(DECREASE) INCREASE OVER THE YEAR IN THE MINIMUM LIABILITY
   INCLUDED IN OTHER COMPREHENSIVE INCOME.....................    $        (994)   $       8,172
                                                                  =============    =============

         At September 30, 2006 the projected benefit obligation, accumulated benefit obligation, and fair value of assets for the pension plan were $234.6 million (2005: $213.5 million), $226.8 million (2005: $206.2 million), and
$186.2 million (2005: $170.1 million).

         At September 30, 2006 and 2005 the Company had minimum pension plan liabilities of $63.5 million and $62.5 million, respectively, in respect of the plan. In accordance with the requirements of SFAS 87 the Company has recognized this liability on its balance sheet since the accumulated benefit obligations of the plan exceed the fair value of the plan's assets. Any increase or decrease in the minimum liability is recorded through a direct charge or credit to stockholders' equity and is reflected, net of tax, as a component of comprehensive income in the consolidated statements of shareholders' equity. The Company's minimum pension liabilities decreased by $1.0 million from fiscal 2005 to fiscal 2006.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 14 - PENSION PLAN - CONTINUED

         The assumptions used and the net periodic pension cost for the Company's defined benefit plans are presented below:

                                               2006          2005        2004
                                               ----          ----        ----
WEIGHTED AVERAGE ASSUMPTIONS
  Discount rate.........................       5.05%         5.00%       5.50%
  Rate of compensation increase.........       3.10%         2.90%       2.80%
  Expected return on assets.............       6.60%         6.50%       7.00%
  Fixed pension increase................       5.00%         5.00%       5.00%
  LPI pension increase..................       2.80%         2.70%       2.70%
  Post 1988 GMP increase................       2.50%         2.40%       2.40%
  Inflation.............................       3.00%         2.80%       2.80%

                                               2006          2005         2004
                                             --------      --------     -------
COMPONENTS OF NET PERIODIC BENEFIT COST
  Defined benefit plans:
    Service cost........................     $  2,148      $  1,805     $ 1,518
    Interest cost.......................       10,730        10,072       8,977
    Expected return on plan assets......      (10,136)      (10,588)    (10,901)
    Recognition of actuarial loss.......        5,615         2,702       1,701
                                             --------      --------     -------
Net periodic cost.......................     $  8,357      $  3,991     $ 1,295
                                             ========      ========     =======

         The tables above set forth the historical components of net periodic pension cost for the employees associated with the Company and is not necessarily indicative of the amounts to be recognized by the Company on a prospective basis. The net periodic pension cost for the year ended September 30, 2007 is estimated to be $7.9 million.

         The valuation results are sensitive to the choice of key financial assumptions. These assumptions are determined by the Company in consultation with its actuarial advisers and are reviewed by its auditors. The major financial assumptions have been derived as follows:

         The Company sets the discount rate assumption annually for the retirement benefit plan at its respective measurement date to reflect the yield of high quality fixed-income corporate bonds of suitable duration

         The Company's expected return on assets assumption is set in the light of an actuarial analysis of the long term return expectations for the assets held by the plan. The start point for the derivation of the rate is the return on UK government stocks with maturity dates matching the crystallization of the plan's liabilities. To reflect the fact that a significant part of the plan's assets are invested in asset classes such as equities and corporate bonds that are expected to produce higher returns than the government bonds, the overall rate of return on assets has been adjusted to take account of these higher yields. The expected return on assets assumed to determine the 2006 expense is 6.6% a year (2005: 6.5%) which is based on an equity risk premium of 3.75 a year over the yields available on long-term government bonds at September 30, 2006 of 4.5% a year for 51% of the assets.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 14 - PENSION PLAN - CONTINUED

         The following table illustrates the sensitivity to a change in certain of the key assumptions used in calculating the assets and liabilities of the pension plan:

                                                  Impact on         Impact on
                             Impact on 2007     September 30,     September 30,
                            Pre-Tax Pension         2006          2006 Equity
Change in Assumption            Expense             PBO           (Net of tax)
------------------------    ---------------    ---------------    --------------

25 basis point
decrease in discount
rate....................    +$1.05 million     +$10.33 million    -$6.88 million

25 basis point
increase in discount
rate....................    -$1.01 million     -$9.85 million     +$6.56 million

25 basis point
decrease in expected
return on assets........    +$0.41 million     -                  -

25 basis point
increase in expected
return on assets........    -$0.41 million     -                  -

25 basis point
increase in compensation
assumption..............    +$0.15 million     +$0.77 million     -

25 basis point
decrease in compensation
assumption..............    -$0.15 million     -$0.75 million     -

Use of PA80C2010
Mortality table.........    -$1.56 million     -$11.47 million    +$7.75 million

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 14 - PENSION PLAN - CONTINUED

The allocation of Plan investments to the various asset categories at September 30, 2006 and September 30, 2005 was as follows:

                        Target           % of Assets at        % of Assets at
                      Allocation       September 30, 2006     September 30, 2005
ASSET CATEGORY:
     Equities..           50%                   51%                    51%
     Bonds.....           50%                   47%                    43%
     Cash......            0%                    2%                     6%
                         ---                   ---                    ---
Total..........          100%                  100%                   100%
                         ===                   ===                    ===

The target shown above is a short-term allocation.

NOTE 15 - LEASES

         Rental expense for operating leases in the year ended September 30, 2006 was $1.0 million. Operating lease costs in the years ended September 30, 2005 and September 30, 2004 were $1.1 million and $0.9 million respectively. Future minimum rental commitments under non-cancelable operating leases as of September 30, 2006 are as follows:

                                                      2006
                                                 (IN THOUSANDS)
                                                 -------------
2007.........................................      $   1,060
2008.........................................          1,024
2009.........................................            916
2010.........................................            833
2011.........................................            719
Thereafter...................................          1,340
                                                   ---------
Total minimum lease payments.................      $   5,892
                                                   =========

         Under capital lease agreements, the Company is required to make certain monthly, quarterly or annual lease payments through 2010. The aggregate minimum capital lease payments for the next four years, with their present value as of September 30, 2006, and September 30, 2005 are as follows:

                                                      2006             2005
                                                 (IN THOUSANDS)   (IN THOUSANDS)
                                                 --------------   --------------
2007.........................................      $     517        $     651
2008.........................................            317              350
2009.........................................            151                5
2010.........................................              5                -
                                                   ---------        ---------
Total minimum lease payments.................            990            1,006
Less amount representing interest at 5.5%....            (83)             (56)
                                                   ---------        ---------
Present value of net minimum lease payments..            907              950
Less current portion.........................           (489)            (613)
                                                   ---------        ---------
Long-term portion............................      $     418        $     337
                                                   =========        =========

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 16 - COMMON STOCK

                                        2006           2005
                                      (NUMBER)       (NUMBER)
                                     ----------     ----------
Par value $.001 per share

Authorized:                          25,000,000     25,000,000
                                     ==========     ==========

Issued:                              12,011,122     12,011,122
                                     ==========     ==========

Outstanding:
At beginning of period...........     5,735,561     11,741,122
Purchase of shares (see below)...             -     (6,005,561)
                                     ----------     ----------
At end of period.................     5,735,561      5,735,561
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

NOTE 17 - RELATED PARTY TRANSACTIONS AND BALANCES

         Transactions for the years ended September 30, 2006, September 30, 2005, and September 30, 2004 were as follows:

                                            FOR THE FISCAL YEARS ENDED
                                    SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                    -------------  -------------   -------------
                                        2006           2005            2004
                                    -------------  -------------   -------------
Interest on the promissory note
payable to a significant stockholder
of the company and interest on
director's loan.....................    $  0           $  0            $ 12
                                        ====           ====            ====

         These transactions are recorded at the exchange amount, being the amount of consideration established and agreed to by the related parties.

         At the year end, there were no amounts due from and to related parties which are not disclosed elsewhere in these consolidated financial statements.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 18 - SEGMENT DATA

         The Company's principal operations relate to the manufacture and distribution of a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools. These operations are conducted through business divisions located primarily in the United Kingdom, France, the Netherlands, USA, Australasia and China.

         Given below are summaries of the significant accounts and balances by business segment and by geographical location, reconciled to the consolidated totals. In all years, transactions and balances applicable to the Company's distribution companies in France, Australia and New Zealand have been aggregated with the hand and garden product businesses since these products represent the most significant proportion of the distribution companies' trades. Those transactions relating to the Company's distribution entities in the Netherlands and China have been included in the Metrology division. The summaries also provide an analysis of the accounts and balances between continuing and discontinued operations.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 18 - SEGMENT DATA - CONTINUED

The following is a summary of the significant accounts and balances (in thousands) by business segment, reconciled to the consolidated totals:

                                                SALES                                LONG-LIVED ASSETS (a)
                             ------------------------------------------   ------------------------------------------
                              YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                             SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                 2006           2005           2004           2006           2005           2004
                             ------------   ------------   ------------   ------------   ------------   ------------
Hand & garden tools .......  $     69,605   $     74,339   $     76,468   $      2,770   $      5,488   $      8,814
Metrology tools ...........        17,050         17,262         15,370          2,968          2,293          2,689
Magnetic products .........        10,928         10,724          9,341            150            395            862
Screwdrivers ..............             -              -              -              -              -              -
Corporate .................             -              -              -          9,706          9,392          9,749
                             ------------   ------------   ------------   ------------   ------------   ------------
   Total ..................  $     97,583   $    102,325   $    101,179   $     15,594   $     17,568   $     22,114
                             ============   ============   ============   ============   ============   ============
Attributable to:
Continuing operations .....  $     96,993   $    100,698   $     99,485   $     15,594   $     17,568   $     22,060
Discontinued operations ...  $        590   $      1,627   $      1,694   $          -   $          -   $         54
                             ------------   ------------   ------------   ------------   ------------   ------------
                             $     97,583   $    102,325   $    101,179   $     15,594   $     17,568   $     22,114
                             ============   ============   ============   ============   ============   ============

                                            DEPRECIATION                              CAPITAL EXPENDITURE
                             ------------------------------------------   ------------------------------------------
                              YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                             SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                 2006           2005           2004           2006           2005           2004
                             ------------   ------------   ------------   ------------   ------------   ------------
Hand & garden tools .......  $      2,538   $      2,291   $      1,975   $        879   $      1,256   $      3,726
Metrology tools ...........           251            530            421            709            119            202
Magnetic products .........           228            474            281              7              4             35
Screwdrivers ..............             -              -              -              -              -              -
Corporate .................           206            247            252              -              -          3,228
                             ------------   ------------   ------------   ------------   ------------   ------------
   Total ..................  $      3,223   $      3,542   $      2,929   $      1,595   $      1,379   $      7,191
                             ============   ============   ============   ============   ============   ============
Attributable to:
Continuing operations .....  $      3,223   $      3,488   $      2,922   $      1,595   $      1,379   $      7,137
Discontinued operations ...  $          -   $         54   $          7   $          -   $          -   $         54
                             ------------   ------------   ------------   ------------   ------------   ------------
                             $      3,223   $      3,542   $      2,929   $      1,595   $      1,379   $      7,191
                             ============   ============   ============   ============   ============   ============

                                          OPERATING INCOME                               NET INTEREST
                             ------------------------------------------   ------------------------------------------
                              YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                             SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                 2006           2005           2004           2006           2005           2004
                             ------------   ------------   ------------   ------------   ------------   ------------
Hand & garden tools .......  $     (7,075)  $        (19)  $      1,124   $       (109)  $       (178)  $       (203)
Metrology tools ...........         1,666          1,610          1,533            (16)           (14)           (17)
Magnetic products .........            49          1,058          1,136             (4)           (10)           (14)
Screwdrivers ..............             -              -              -              -              -              -
Corporate .................        (1,722)          (982)        (1,849)           156            249            (66)
                             ------------   ------------   ------------   ------------   ------------   ------------
   Total ..................  $     (7,082)  $      1,667   $      1,944   $         27   $         47   $       (300)
                             ============   ============   ============   ============   ============   ============
Attributable to:
Continuing operations .....  $     (6,981)  $      1,830   $      2,158   $         27   $         47   $       (300)
Discontinued operations ...  $       (101)  $       (163)  $       (214)  $          -   $          -   $          -
                             ------------   ------------   ------------   ------------   ------------   ------------
                             $     (7,082)  $      1,667   $      1,944   $         27   $         47   $       (300)
                             ============   ============   ============   ============   ============   ============

(a) Represents property, plant and equipment, net.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 18 - SEGMENT DATA - CONTINUED

The Following Table Presents Certain Data by Geographic Areas (In Thousands):

                                              SALES (a)                             LONG-LIVED ASSETS (b)
                             ------------------------------------------   ------------------------------------------
                              YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                             SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                 2006           2005           2004           2006           2005           2004
                             ------------   ------------   ------------   ------------   ------------   ------------
United Kingdom.............  $     42,269   $     44,555   $     45,417   $     13,734   $     15,875   $     20,337
Europe.....................        21,829         21,778         18,817          1,130          1,163          1,231
Australasia................        13,967         15,160         17,505            422            530            546
North America..............         7,150          6,982          6,954              -              -              -
China & Rest of World......        12,368         13,850         12,486            308              -              -
                             ------------   ------------   ------------   ------------   ------------   ------------
   Total...................  $     97,583   $    102,325   $    101,179   $     15,594   $     17,568   $     22,114
                             ============   ============   ============   ============   ============   ============
Attributable to:
Continuing operations......  $     96,993   $    100,698   $     99,485   $     15,594   $     17,568   $     22,060
Discontinued operations....  $        590   $      1,627   $      1,694   $          -   $          -   $         54
                             ------------   ------------   ------------   ------------   ------------   ------------
                             $     97,583   $    102,325   $    101,179   $     15,594   $     17,568   $     22,114
                             ============   ============   ============   ============   ============   ============

                                            DEPRECIATION                            CAPITAL EXPENDITURE
                             ------------------------------------------   ------------------------------------------
                              YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                             SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                 2006           2005           2004           2006           2005           2004
                             ------------   ------------   ------------   ------------   ------------   ------------
United Kingdom.............  $      2,872   $      3,172   $      2,472   $      1,174   $        995   $      3,694
Europe.....................           124            109             93             56             79              3
Australasia................           204            261            313            103            305            266
North America..............             -              -             51              -              -          3,228
China & Rest of World......            23              -              -            262              -              -
                             ------------   ------------   ------------   ------------   ------------   ------------
   Total...................  $      3,223   $      3,542   $      2,929   $      1,595   $      1,379   $      7,191
                             ============   ============   ============   ============   ============   ============
Attributable to:
Continuing operations......  $      3,223   $      3,488   $      2,922   $      1,595   $      1,379   $      7,137
Discontinued operations....  $          -   $         54   $          7   $          -   $          -   $         54
                             ------------   ------------   ------------   ------------   ------------   ------------
                             $      3,223   $      3,542   $      2,929   $      1,595   $      1,379   $      7,191
                             ============   ============   ============   ============   ============   ============

                                          OPERATING INCOME                               NET INTEREST
                             -------------------------------------------  ------------------------------------------
                              YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                             SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                 2006           2005           2004           2006           2005           2004
                             ------------   ------------   ------------   ------------   ------------   ------------
United Kingdom.............  $     (6,805)  $      1,938   $      3,441   $        (42)  $        109   $       (186)
Europe.....................           550            355            243           (119)          (185)          (163)
Australasia................           (76)           183           (171)            55             60             24
North America..............          (568)          (809)        (1,569)           131             63             25
China & Rest of World......          (183)                                           2
                             ------------   ------------   ------------   ------------   ------------   ------------
   Total...................  $     (7,082)  $      1,667   $      1,944   $         27   $         47   $       (300)
                             ============   ============   ============   ============   ============   ============
Attributable to:
Continuing operations......  $     (6,981)  $      1,830   $      2,158   $         27   $         47   $       (300)
Discontinued operations....  $       (101)  $       (163)  $       (214)  $          -   $          -   $          -
                             ------------   ------------   ------------   ------------   ------------   ------------
                             $     (7,082)  $      1,667   $      1,944   $         27   $         47   $       (300)
                             ============   ============   ============   ============   ============   ============

(a) Sales are attributed to geographic areas based on the location of the customers.

(b)   Represents property, plant and equipment, net.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 19 - FINANCIAL INSTRUMENTS

         In the normal course of its business, the company invests in various financial assets and incurs various financial liabilities. The company also enters into agreements for derivative financial instruments to manage its exposure to fluctuations in foreign currency exchange rates. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the company might pay or receive from actual market transactions

         The company had the following financial assets and liabilities and derivative financial instruments at September 30, 2006 and 2005:

         FINANCIAL ASSETS AND LIABILITIES

         The Company's financial assets and liabilities comprise cash and cash equivalents, accounts receivable, short-term borrowings, notes and accounts payable and long-term debt. In respect of these items fair value approximates to the carrying amounts indicated in the balance sheets at September 30, 2006 and 2005.

         DERIVATIVE FINANCIAL INSTRUMENTS

         The Company had $0.54 million and $1.0 in respect of forward exchange contracts outstanding as of September 30, 2006 and 2005, respectively, in order to hedge the foreign currency risk of certain accounts receivable and accounts payable transactions. These transactions are expected to mature within four months of the period end. The estimated fair values of the Company's forward exchange contracts at September 30, 2006 and 2005, which equal the carrying amounts of the related accounts receivable and accounts payable balances, were $0.54 million and $1.0 million. Changes in the fair value of forward exchange contracts designated and qualifying as cash flow hedges are reported in accumulated other comprehensive income (loss). These amounts are subsequently reclassified into earnings through other income (expenses) in the same period that the hedged items affect earnings. Most reclassifications occur when the products related to a hedged transaction are sold to customers or purchased from suppliers. Substantially all unrealized losses on derivatives included in accumulated other comprehensive income (loss) at the end of the 2006 fiscal year are expected to be recognized in earnings within the next three months.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

         The Company had outstanding documentary letters of credit totaling $0.6 million at September 30, 2006 (2005: $0.7 million) relating primarily to inventory purchases from suppliers in the Far East.

         The Company's bank accounts held with the HSBC Bank plc by UK subsidiaries of Spear & Jackson plc and Bowers Group plc form a pooled fund. As part of this arrangement the companies involved have entered into a cross guarantee with HSBC Bank plc to guarantee any bank overdraft of the entities in the pool. At September 30, 2006 the extent of this guarantee relating to gross bank overdrafts was $21.63 million (2005: $20.4 million). The overall pooled balance of the bank accounts within the pool at September 30, 2006 was a net balance of $5.4 million (2005: $0.8 million overdrawn).

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

         As a further measure, the Court appointed a Corporate Monitor to oversee the Company's operations. In addition to Mr. Crowley consenting to a preliminary injunction the Court's order also temporarily barred Mr. Crowley from service as an officer or director of a public company, and prohibited him from voting or disposing of Company stock. Although Soneet Kapila has continued to serve as Corporate Monitor for the Company, on January 10, 2007, he applied to the Court to terminate the role of Corporate Monitor having determined that his function was no longer necessary. The Court has not yet ruled on this application.

         Following Mr. Crowley's suspension the Board appointed Mr. J.R. Harrington, a member of its Board of Directors, to serve as the Company's interim Chairman. Mr. William Fletcher, a fellow member of the Company's Board of Directors, who, until October 27, 2004, was the Company's Chief Financial Officer, and who is a director of Spear & Jackson plc, based in Sheffield, is serving as acting Chief Executive Officer. Following extensive settlement negotiations with the SEC and Mr. Crowley, the Company reached a resolution with both parties. On September 28, 2004, Mr. Crowley signed a Consent to Final Judgment of Permanent Judgment with the SEC, without admitting or denying the allegations included in the complaint, which required a disgorgement and payment of civil penalties by Mr. Crowley consisting of a disgorgement payment of $3,765,777 plus prejudgment interest in the amount of $304,014, as well as payment of a civil penalty in the amount of $2,000,000. In May 2005, the SEC applied to the Court for the appointment of an administrator for the distribution of these funds as well as funds collected from co-defendants International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva who are not affiliated with the Company, to the victims of their actions, pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

         On November 18, 2004, the Company signed a Consent to Final Judgment of Permanent Injunction with the SEC pursuant to which the Company, without admitting or denying the allegations included in the Complaint filed by the Commission, consented to a permanent injunction from violation of various sections and rules under the Securities Act of 1933 and the Securities Exchange Act of 1934. No disgorgement or civil penalties were sought from, or ordered to be paid by, the Company.

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

         With the return of the Spear & Jackson shares to the Company by PNC, the stockholders of the Company have had their percentage stock interest increase correspondingly. Jacuzzi Brands, Inc. ("Jacuzzi"), which is a beneficial owner of 3,543,281 shares of common stock, had its interest in the Company increased to approximately 61.8% of the outstanding common stock.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 20 - COMMITMENTS AND CONTINGENCIES - CONTD.

         Subsequent to the SEC action a number of class action lawsuits were initiated in the U.S. District Court for the Southern District of Florida by Company stockholders against the Company, Sherb & Co. LLP, the Company's former independent auditor, and certain of the Company's directors and officers, including Mr. Crowley, the Company's former Chief Executive Officer/Chairman, and Mr. Fletcher, the Company's former CFO and current acting Chief Executive Officer. These suits alleged essentially the same claims as the SEC suit discussed above.

         These various class action suits were subsequently consolidated. Thereafter, the defendants filed certain Motions to Dismiss with regard to the Complaint and on October 19, 2005, the U.S. District Court for the Southern District of Florida in Re Spear & Jackson Securities Litigation entered its Order regarding these Motions. The Order denied the Company's motion as well as that of Mr. Crowley, the former Chief Executive Officer of Spear & Jackson. The Court granted the Motion to Dismiss on behalf of Mr. Fletcher, the Company's interim Chief Executive Officer, and also granted the Motion to Dismiss on behalf of the Company's former independent auditor, Sherb & Co., LLP. The class plaintiff has subsequently filed an appeal regarding the trial court's decision to dismiss the case against Sherb & Co., LLP, which appeal is presently pending. No appeal was filed with respect to the decision to dismiss the case against Mr. Fletcher.

         On July 7, 2006 the Company, Dennis Crowley and the Class Plaintiff reached a Memorandum of Understanding ("MOU") which confirmed that the plaintiffs, the Company and Dennis Crowley had reached an agreement in principle for the settlement of this litigation, subject to Court approval. According to the terms of the MOU, the Company deposited $650,000 into a Qualified Settlement Fund, disbursement pending approval of the Court. Subsequent to this Sherb & Co. also agreed to the terms of the Settlement agreeing to contribute an additional $125,000.

         On November 9, 2006, the Stipulation of Settlement was filed with the Court for preliminary approval. Assuming that the preliminary approval is granted, the next step will be to notice the Class of the settlement and to set the approval process for final hearing and final approval before the Court. The matter will not be finally settled until the Court issues a final judgment approving the settlement.

         Following the execution of the MOU, the lead plaintiffs commenced discovery procedures to confirm the fairness and reasonableness of the Settlement. The plaintiffs retain the right to terminate the Settlement if such discovery reveals that the Settlement is not fair, reasonable and adequate. Subject to these discovery procedures confirming the adequacy of the Settlement, all parties have agreed to use their best efforts to finalize an appropriate Stipulation of Settlement and any other relevant documentation necessary to obtain approval by the Court of the settlement of this action.

         If the Settlement outlined in the MOU is not approved by the Court or, if subsequently terminated, the terms of the above Settlement will be without prejudice, any settlement amounts already paid will be returned and parties will revert to their litigation positions immediately prior to the MOU.

         Should the class action settlement be approved, to facilitate the distribution of the funds from the class suit to the class shareholders and keep administrative costs to a minimum, the SEC Claim's Administrator applied to the Court on January 9, 2007 for permission to combine the class action funds with the funds derived in the SEC litigation, and allow for the SEC's Claim's Administrator to disburse the collective funds.

         On September 6, 2005, the Company was served with a Shareholder Derivative Complaint filed on June 1, 2004 in the Circuit Court for Palm Beach County, Florida (Case No. CA005068). The suit names the Company as nominal defendant. Also named as defendants were former directors, Robert Dinerman, William Fletcher and John Harrington, in addition to Dennis Crowley and the Company's prior independent auditors, Sherb & Co. LLP. The suit contains essentially the same factual allegations as the SEC suit, which was filed in

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES

                          (IN THOUSANDS EXCEPT SHARES)

NOTE 20 - COMMITMENTS AND CONTINGENCIES - CONTD.

April 2004 in the U. S. District Court for the Southern District of Florida, and the series of class actions claims initiated in the U.S. District Court, but additionally alleges state law claims of breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and lack of reasonable care by various or all the defendants.

         Due to ongoing settlement discussions with the plaintiff's attorney, the Company had not responded to the Complaint. In August 2006 the Company entered into a settlement agreement with the plaintiff by agreeing to accept certain changes to its corporate governance procedures and the payment of up to $75,000 in legal fees. The settlement was filed with the Court in early November 2006, and if approved by the Court, will result in a dismissal of the suit and release the Company and the former director defendants, Messrs Robert Dinerman, William Fletcher and John Harrington. A Preliminary Approval hearing is scheduled on February 4, 2007. Dennis Crowley and Sherb & Co. continue as defendants in this suit.

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

NOTE 21 - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

FISCAL 2006:

                                                         QUARTERS ENDED
                                  DECEMBER       MARCH        JUNE       SEPTEMBER       TOTAL
                                  --------     --------     --------     ---------     ---------
Net sales ....................    $ 22,926     $ 27,572     $ 24,647     $  21,848     $  96,993
Gross profit .................    $  7,029     $  8,494     $  7,879     $   5,695     $  29,097
Net income (loss)
   Continued operations ......    $ (1,665)    $ (2,063)    $ (2,765)    $      67     $  (6,426)
   Discontinued operations ...    $    (14)    $    (64)    $    (11)    $      36     $     (53)
   Total .....................    $ (1,679)    $ (2,127)    $ (2,776)    $     103     $  (6,479)
Net income (loss) per share
(Basic and diluted)
   Continued operations ......    $  (0.29)    $  (0.36)    $  (0.48)    $    0.01     $   (1.12)
   Discontinued operations ...    $      -     $  (0.01)    $      -     $       -     $   (0.01)
   Total .....................    $  (0.29)    $  (0.37)    $  (0.48)    $    0.01     $   (1.13)

FISCAL 2005:

                                                         QUARTERS ENDED
                                  DECEMBER       MARCH        JUNE       SEPTEMBER       TOTAL
                                  --------     --------     --------     ---------     ---------
Net sales ....................    $ 24,685     $ 27,773     $ 25,954     $  22,286     $ 100,698
Gross profit .................    $  7,951     $  9,416     $  8,423     $   7,445     $  33,235
Net income
   Continued operations ......    $   (611)    $  3,529     $    108     $     708     $   3,734
   Discontinued operations ...    $    (37)    $   (335)    $    (43)    $    (224)    $    (639)
   Total .....................    $   (648)    $  3,194     $     65     $     484     $   3,095
Net income per share
(Basic and diluted)
   Continued operations ......    $  (0.05)    $   0.30     $   0.02     $    0.15     $    0.42
   Discontinued operations ...    $  (0.01)    $  (0.03)    $  (0.01)    $   (0.02)    $   (0.07)
   Total .....................    $  (0.06)    $   0.27     $   0.01     $    0.13     $    0.35

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including the former acting Chief Executive Officer (now Chairman and Managing Director of the Company's principal UK operating subsidiaries), the Principal Executive Officer and our Chief Financial Officer (CFO).

Attached as exhibits to this Annual Report are certifications of the PEO and the CFO, which are required in accord with Rule 13a-14 of the Securities Exchange Act of 1934. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Limitations on the Effectiveness of Controls

Our management, including the PEO and the CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Conclusions

Based upon the Disclosure Controls evaluation referenced above, our CAO and our CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were effective in ensuring that both (a) the information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) that information to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the PEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Securities Exchange Act) that occurred during the year ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

The executive officers of the Company as at 31 December 2006, their ages, positions and past five years' experience are set forth below. All executive officers of the company are appointed by the Board of Directors annually. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer.

Directors and Executive Officers:

NAME                         AGE     TITLE

Lewis Hon Ching Ho           45      Chief Administrative Officer and Director
Andy Yan Wai Poon            35      Secretary and Director
Maria Yuen Man Lam           36      Corporate Controller and Director
Patrick Dyson                50      Chief Financial Officer

Mr. Ho was appointed director on August 9 2006. He joined Pantene Industrial Co. Ltd, a wholly owned subsidiary of UPI, in 1999. Mr. Ho holds an Associate diploma in Mechanical Engineering and an Associate's Diploma in Electrical/Electronic Engineering. He has worked in the manufacturing field for more than 27 years, of which 17 years has been spent in the electronics industry, and he has a special expertise in tool and die-making. He was appointed a director and general manager of PE HGZ, a wholly owned subsidiary of UPI, in 2005.

Mr. Andy Poon was appointed director on August 9, 2006. He joined UPI in 2005 and is currently the Senior Financial Controller within that organization. He is a qualified member of the Hong Kong Institute of Certified Public Accountants and holds a Bachelor's degree in Accountancy and a Master's degree of Corporate Finance form the Hong Kong Polytechnic University. Prior to his appointment within UPI, Mr. Poon was, for nine years, a member of the senior financial management of Liu Chong Hong Investment Limited, a property development and Finance company. Following the resignation of Ms Maria Lam on January 4, 2007, Mr. Poon was appointed Corporate Controller of the Company.

Ms. Lam was appointed director on August 9, 2006. She joined UPI in 1997 and is responsible for the financial, treasury and information technology operations within that organization. She is a qualified member of the Hong Kong Institute of Certified Public Accountants and the Association of Chartered Certified Accountants. Ms. Lam also holds a Bachelor's degree in Accountancy from the Hong Kong Polytechnic University and a Master's Degree in Management from Macquarie University. Prior to joining UPI she worked for Deloitte Touche Tohmatsu. Ms Lam resigned as a director of the Company with effect from January 4, 2007.

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

Messrs. John Harrington Jnr., Interim Chairman, William Fletcher, Acting Chief Executive Officer and Director and Robert Dinerman, Director retired and were not re-appointed on expiration of their term of office as directors on August 27, 2006. Mr. William Fletcher continues to serve as Chairman and Manufacturing Director of the Company's principal UK operating subsidiaries.

TERM OF OFFICE

Our Directors are appointed for terms of one year to hold office until the next annual general meeting of the holders of our common stock, as provided by the Nevada Revised Statutes, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

MEETINGS OF THE BOARD

During fiscal 2006, in addition to actions taken by unanimous written consent, there were 8 meetings of the Company's Board of Directors.

COMMITTEES

Following the changes in the Board of Directors and the Company's management, the Company's audit and compensation committees have not yet been formally reconstituted. The Board of Directors currently acts as the Audit and Compensation Committees.

No members of our Board are independent, within the meaning of the rules of the Securities and Exchange Commission or self-regulatory organizations. Inasmuch as the Company does not have an audit committee, the Company does not have an "audit committee financial expert" within the meaning of Item 401(h) of Regulation SK.

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

CODE OF ETHICS

The Company's management had previously developed a detailed employee policy document covering business conduct practices and processes. Subsequent to this, the Company drafted and adopted a Code of Business Ethics and Conduct. A copy of the code was filed as an exhibit to the Company's Annual Return on Form 10-K for the year ended September 30, 2004.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information as to each individual who served as the Company's chief executive officer during the years ended September 30, 2006, 2005 and 2004 and each executive officer who received in excess of $100,000 for such fiscal period.

                                            SUMMARY COMPENSATION TABLE

                                           Annual Compensation           Long-Term Compensation
                                        -------------------------   ---------------------------------
                                                                            Awards            Payouts
                                                                    -----------------------   -------
                                                           Other                 Securities
                                                          Annual                   Under-
                                                          Compen-   Restricted     Lying        LTIP    All Other
                                                          sation      Stock       Options/    Payouts    Compen-
                                 Year   Salary    Bonus     ($)      Award(s)       SARs        ($)      sation
Name and Principal Position      ($)     ($)       ($)      (1)        ($)          (#)         (2)        ($)
------------------------------   ----   -------   -----   -------   ----------   ----------   -------   ---------
Dennis Crowley                   2004   194,545       -         -        -            -           -             -
Chief Executive Officer,
President, Secretary and
Chairman of the Board until
15 April 2004***


William Fletcher                 2006   179,560       -    17,548        -            -           -        20,871
Acting Chief Executive Officer   2005   185,110       -    17,608        -            -           -        60,600
until 27 August 2006**           2004   175,265       -    15,231        -            -           -        54,683


Patrick J. Dyson                 2006   122,102       -    14,728        -            -           -        30,366
Chief Financial Officer*         2005   120,321       -    14,992        -            -           -        26,873
                                 2004   111,900   5,393    12,654        -            -           -        23,723

*** Mr. Crowley was appointed Chief Executive Officer, President and Chairman of the Board in September 2002. He was removed from office in April 2004.

** Mr. Fletcher was appointed Chief Financial Officer in September 2002. On Mr. Crowley's removal from office in April 2004 he was appointed acting Chief Executive Officer. In August 2006 he retired as director on expiration of his term of office but has continued to act as Chairman and Managing Director of the Company's UK principal operating subsidiaries.

*    Mr. Dyson was appointed Chief Financial Officer in October 2004.

(1) Other annual compensation includes payments made by the Company on behalf of the executive officers in respect of the provision of a fully expensed company automobile, private medical insurance and professional subscriptions.

(2)  Comprises contributions to the Company's defined benefit pension plan.

STOCK OPTION GRANTS

No stock options were granted to our directors and executive officers during our most recent fiscal year ended September 30, 2006.

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

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options held by our directors and executive officers were exercised during our most recent fiscal year ended September 30, 2006. At September 30, 2006, no director or executive officer held any stock options.

COMPENSATION ARRANGEMENTS OF OTHER DIRECTORS

Mr. Dinerman received compensation of $22,500 in the year ended September 30, 2006 (2005 $12,500, 2004: $nil). Mr. Harrington received compensation of $72,500 in the year ended September 3, 2006 (2005: $12,500, 2004: $nil). Additionally, Mr. Harrington and Mr. Dinerman were reimbursed for travel and other expenses incurred in connection with meetings of the Board of Directors and other Company matters.

Messrs. Poon and Ho and Ms. Lam received no compensation in the year ended September 30, 2006.

At a meeting of the Board of Directors held in January 2005, the following compensation arrangements were agreed for members of the Company's Board of Directors, effective, prospectively, from January 1, 2005:

                                         Fee Per
                                         Meeting
Attendance at                               $

Formal Board Meeting ..............       3,000
Special Board Meeting .............         500
Compensation Committee Meeting ....         500
Audit Committee Meeting ...........         750

Out of pocket costs incurred in connection with the above meetings and other expenses incurred on other Company matters are reimbursed according to formal policy guidelines.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth our common stock ownership information as of December 30, 2006 with respect to (i) each person known to us to own more than five percent (5%) of our outstanding common stock, (ii) each director of the Company; (iii) each executive officer of the Company and (iv) all directors and executive officers as a group. The information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is:

12012 Southshore Boulevard
Suite 103
Wellington
Florida
33414

                                                    SHARES             PERCENT
                                                 BENEFICIALLY         OF SHARES
NAME AND ADDRESS                                     OWNED           OUTSTANDING
----------------                                 ------------        -----------
William Fletcher (1) .......................               -                -
Patrick J Dyson (2) ........................               -                -
Lewis Hon Ching Ho (3) .....................               -                -
Andy Yan Wai Poon (4) ......................               -                -
Maria Yuen Man Lam (5) .....................               -                -
United Pacific Industries Limited (6) ......       3,543,281            61.78%
199 Des Voeux Road Central,
Suite 27-05/06
Hong Kong

(1) William Fletcher was the Acting Chief Executive Officer of the Company until 27 August 2006. He continues to serve as Chairman and Managing Director of the Company's principal operating subsidiaries.

(2)  Patrick Dyson is the Chief Financial Officer of the Company.

(3) Lewis Hon Ching Ho is the Chief Administrative Officer and a director of the Company.

(4) Andy Yan Wai Poon is the Secretary and a director of the Company. Following the resignation of Maria Yuen Man Lam on January 4, 2007, Mr. Poon was also appointed Corporate Controller of the Company.

(5) Maria Yuen Man Lam was, until January 4, 2007, the date of her resignation, the Corporate Controller and a director of the Company.

(6) David H Clarke, director and Executive Vice-Chairman of United Pacific Industries Limited ("UPI") holds approximately 22.88% of the shares of UPI and also holds approximately 28,350 shares of the common stock of Spear & Jackson, Inc.

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

As a result of the stock purchase, the stockholders of the Company had their percentage stock interest increase correspondingly with the return of the Spear & Jackson shares to the Company by PNC. Jacuzzi Brands, Inc. ("Jacuzzi"), which was a beneficial owner at the time of 3,543,281 shares of common stock, had its interest in the Company increase to approximately 61.8% of the outstanding common stock.

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

The representations, warranties and covenants made by Jacuzzi and UPI were typical for this type of transaction, and included a covenant that restricts Jacuzzi from soliciting or negotiating with a third party between the signing date of the Stock Purchase Agreement and the closing date of the transaction. Jacuzzi also agreed that, in connection with the closing of the transaction, it would, among other things, cause UPI's designees and one designee of Jacuzzi to be elected to the Board of Directors of Spear & Jackson, Inc. and would use commercially reasonable best efforts so that such UPI designees are in sufficient numbers to give UPI a majority of the Board of Directors of the Spear & Jackson, Inc. UPI also agreed that neither it nor any of its affiliates would purchase any additional Common Stock during the period from the signing date of the Stock Purchase Agreement through one year following the closing at a price less than $1.40 per share.

The purchase of the Shares by UPI contemplated by the Stock Purchase Agreement was subject to the satisfaction of a number of closing conditions, including approval by UPI's shareholders and the United Kingdom Pensions Regulator, and receipt of certain other regulatory approvals as well as other customary closing conditions. A copy of the Stock Purchase Agreement is on file with the SEC in connection with the filing by Jacuzzi of a Schedule 13D/A on March 27, 2006.

The Seller and UPI entered into Amendment No. 1 dated as of May 4, 2006 ("Amendment No. 1 to the Stock Purchase Agreement") to extend the date by which the Seller and UPI were required to lodge the clearance application with the UK Pensions Regulator. The Seller and UPI subsequently received a comfort letter dated July 5, 2006 issued by the UK Pensions Regulator (the "Comfort Letter"). The Seller and UPI agreed to waive the condition contained in the Stock Purchase Agreement for a clearance from the UK Pensions Regulator and to accept the Comfort Letter in satisfaction of that condition.

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

Mr. Neil Morgan, our former president, had advanced to the Company a total of $100,019. The loan was unsecured, bore interest at 10.25% per annum and had no specific repayment terms. The loan was settled at September 30, 2003 as part of the sales consideration for the disposal of the Megapro screwdriver division.

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

While the Company was evaluating the disposition of this non-core activity, no specific authorization was afforded to prior management to formally dispose of the operations of the Megapro assets pending approval by the Board of Directors of the Company. Management reviewed the terms of the transaction and evaluated the receivable and the assets purportedly conveyed to consider its course of action in this matter and accordingly provided $187,000 against the recoverability of these receivables in the Company's financial statements for the year ended September 30, 2004. This provision was in addition to the $97,000 already provided as potentially irrecoverable in the Company's financial statements for the year ended September 30, 2003. It was subsequently agreed with Megapro that it would pay Canadian $ 53,900 (approximately $41,000) in settlement of those debts and was paid in monthly installments of Canadian $5,000 (approximately $3,800) of which $27,000 was received in the year ended September 30, 2005 and $12,000 in the year ended September 30, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

ANNUAL AUDIT AND QUARTERLY REVIEW FEES

The aggregate fees billed by Chantrey Vellacott DFK for professional services rendered for the audit of the Company's annual financial statements for the year ended September 30, 2006 and for professional services rendered for the quarterly review of the financial statements was $429,000 (2005: $412,000).

TAX FEES

The aggregate fees billed by Chantrey Vellacott DFK for professional services rendered for tax compliance, tax advice and tax planning were $164,000 for the year ended September 30, 2006 (September 30, 2005: $178,000).

AUDIT RELATED FEES

There were no fees billed by the Company's accountants for financial information systems design and implementation in either fiscal 2006 or 2005. There were no fees billed for professional services related to Sarbanes-Oxley implementation,
Section 404 in particular.

PRE-APPROVAL POLICIES AND PROCEDURES

It is the policy of the Audit Committee to pre-approve all material, specific expenditures relating to any off the matters set out above. In some cases, projects with estimated budgets are pre-approved and monitored by the Audit Committee, and final expenditures are ratified on completion. For fiscal 2006, the Audit Committee approved and/or ratified all of the services detailed above.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules:

The following documents are either filed herewith or incorporated herein by reference:

Financial Statements.

The audited consolidated financial statements of Spear & Jackson, Inc. and subsidiaries as of September 30, 2006 and 2005 and for each of the three years in the period ended September 30, 2006 (including the notes thereto which contain unaudited quarterly financial data for each of the two years ended September 30, 2006), and the Reports of Independent Registered Public Accounting Firms thereon, are included herein as shown in the "Index to the Consolidated Financial Statements" set forth in ITEM 8.

(b) Financial Statement Schedules

No financial statement schedules are included herein because either the amounts are not sufficient to require submission of the schedules or because the information is included in the Financial Statements or notes thereto.

(c) Exhibits:

EXHIBIT
NUMBER    DESCRIPTION
------    -----------

3-1       Articles of Incorporation(1)
3-2       Articles of Amendment changing our name to Megapro Tools
          Corporation(1)
3-3       Articles of Amendment changing our name to Megapro Tools Inc.(1)
3-4       Articles of Amendment amending Article 6 (1) 3.5 Amended By-Laws(1)
3-5       Articles of Amendment changing our name to Spear & Jackson, Inc.(2)
3-6       Amended and Restated Bylaws(2)
4.1 Stock Purchase Agreement dated September 2002 between us, USI Mayfair Limited, and PNC Tool Holdings, LLC(3)
4.2 Registration Rights Agreement dated September 2002, between us, USI Mayfair Limited, and PNC Tool Holdings, LLC(3)
4.3 Stockholders' Agreement dated September 2002, between us, USI Mayfair Limited, PNC Tool Holdings LLC, and Dennis Crowley(3)
4.4       Specimen Form of Common Stock Certificate.(1)
10.1 Acquisition Agreement dated September 30, 1999 between us and Ms. Maria Morgan, Envision Worldwide Products Ltd., Mr. Robert Jeffery, Mr. Lex Hoos and Mr. Eric Paakspuu(1)
10.2      Employment Agreement dated September 2002, between us and Neil
          Morgan(2)
10.3 Employment Agreement dated September 2002, between us and Joseph Piscitelli(2)
10.4 Sale and purchase of land at St. Paul's Road, Wednesbury, England dated 27, July 2006, between Spear & Jackson Garden Products Limited and Opus Land (Wednesbury Limited). (6)
10.5 Stock Purchase Agreement, dated March 23,2006 by and among United Pacific Industries Limited, Jacuzzi Brands, Inc. and USI America Holdings, Inc. (7)
10.6 Assignment of Interests and Claims, dated as of July 28, 2006, by and among United Pacific Industries Limited, Jacuzzi Brands, Inc. and USI American Holdings, Inc. (8)
10.7 Assignment Agreement, dated as of July 28, 2006, by and between United Pacific Industries Limited and Pantene Global Holdings Limited. (8)
14        Code of Ethics (5)
16        Letters regarding concurrence of former independent public accountants.(4)
21        List of Subsidiaries *
31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002. *
31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002. *
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002. *
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002. *
99.1      Audit Committee Charter (5)
99.2      Compensation Committee Charter (5)

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

(3) Filed as an Exhibit to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2002.

(4) Filed as an Exhibit to the Company's Report on Form 8-K/A filed with the Securities and Exchange Commission on August 25, 2004.

(5) Filed as an Exhibit to the Company's Annual Return on Form 10-K for the year ended September 30, 2004.

(6) Filed as an exhibit to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on August, 2, 2006.

(7) Filed as an exhibit to the Company's Form SC 13D/A filed with the Securities and Exchange Commission originally on March 27 2006 and as amended through July 12, 2006.

(8) Filed as exhibit to the Company's Form SC 13D filed with the Securities and Exchange Commission on August 7, 2006.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 15, 2007            SPEAR & JACKSON, INC.

                                   By: /s/ Lewis Hon Ching Ho
                                       ----------------------
                                       Lewis Hon Ching Ho
                                       Director and Chief Administrative Officer
                                       (Principal Executive Officer)


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: January 15, 2007            By: /s/ Lewis Hon Ching Ho
                                       ----------------------
                                       Lewis Hon Ching Ho
                                       Director and Chief Administrative Officer
                                       (Principal Executive Officer)


Dated: January 15, 2007            By: /s/ Andy Yan Wai Poon
                                       ---------------------
                                       Andy Yan Wai Poon
                                       Director, Corporate Controller,
                                       and Secretary


Dated: January 15, 2007            By: /s/ Patrick J. Dyson
                                       --------------------
                                       Patrick J. Dyson
                                       Chief Financial Officer
                                       (Principal Financial
                                       And Accounting Officer)