Form 10-Q
period 2006-12-31
SPEAR & JACKSON INC
filed 2007-02-14
CIK 1107206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange
    Act of 1934

                For the quarterly period ended December 31, 2006

                                       or

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

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE.
                    -----------------------------------------
                                (TITLE OF CLASS)

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of registrant's common stock outstanding as of February 14, 2007 was 5,735,561.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements  (Unaudited) ................................    1

         Condensed Consolidated Statements of Operations -
         Three Months ended December 31, 2006 and 2005 ....................    1

         Condensed Consolidated Balance Sheets -
         December 31, 2006 And September 30, 2006 (audited) ...............    2

         Condensed Consolidated Statement of Cash flows -
         Three Months ended December 31, 2006 and 2005 ....................    3

         Notes to Condensed Consolidated Financial Statements .............    4


ITEM 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations ........................................   23


ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk ........   54


ITEM 4.  Controls and Procedures ..........................................   55


PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings ................................................   55


ITEM 6.  Exhibits .........................................................   58


SIGNATURES ................................................................   59


Certification of Principal Executive Officer and
  Chief Financial Officer pursuant to Section 302 .........................EX 31


Certification of Principal Executive Officer and
   Chief Financial Officer pursuant to Section 906 ........................EX 32

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      FOR THE THREE MONTHS ENDED
                                                      DECEMBER 31,  DECEMBER 31,
                                                          2006          2005
                                                      -----------   -----------

Net sales ..........................................  $    24,813   $    22,926
Cost of goods sold .................................       16,471        15,897
                                                      -----------   -----------
Gross profit .......................................        8,342         7,029

Operating costs and expenses:
   Selling, general and administrative expenses ....        9,766         9,118
                                                      -----------   -----------
Operating loss .....................................       (1,424)       (2,089)

Other income (expense)
   Rental and other income .........................           40            37
   Interest (net) ..................................            7           (29)
                                                      -----------   -----------
Loss from continuing operations before unusual or
 infrequent items ..................................       (1,377)       (2,081)

   Gain on sale of land and buildings ..............           88             -
   Manufacturing and other reorganization costs ....          (10)            -
                                                      -----------   -----------
Loss from continuing operations before income taxes        (1,299)       (2,081)

Income tax (provision) benefit .....................          (50)          416
                                                      -----------   -----------

Loss from continuing operations ....................       (1,349)       (1,665)
                                                      -----------   -----------

Discontinued operations:
   Loss from discontinued operations ...............            -           (21)
   Losses and adjustments to previously recorded
    losses on disposal of discontinued operations ..            -             7
                                                      -----------   -----------
Loss from discontinued operations ..................            -           (14)
                                                      -----------   -----------

Net loss ...........................................  $    (1,349)  $    (1,679)
                                                      ===========   ===========

Basic and diluted loss per share:
From continuing operations .........................  $     (0.24)  $     (0.29)
From discontinued operations .......................         0.00          0.00
                                                      -----------   -----------
                                                      $     (0.24)  $     (0.29)
                                                      ===========   ===========

Weighted average shares outstanding ................    5,735,561     5,735,561
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS EXCEPT SHARES)

                                               AT DECEMBER 31,  AT SEPTEMBER 30,
                                                    2006               2006
                                               ---------------  ----------------
                                                 (UNAUDITED)
                    ASSETS
Current assets:
  Cash and cash equivalents ...................   $ 11,081          $  9,930
  Trade receivables, net  of allowances for
   doubtful debts of $1,663 and $1,635 ........     15,912            15,983
  Inventories .................................     23,862            22,853
  Foreign taxes recoverable ...................        217               215
  Deferred income tax asset, current portion ..      2,284             2,182
  Other current assets ........................      1,705             1,425
                                                  --------          --------
    Total current assets ......................     55,061            52,588

Property, plant and equipment, net ............     16,052            15,594
Deferred income tax asset .....................     15,253            14,570
Investments ...................................        532               508
                                                  --------          --------
    Total assets ..............................   $ 86,898          $ 83,260
                                                  ========          ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ......................   $  9,319          $  7,766
  Accrued expenses and other liabilities ......     11,450            12,234
  Foreign taxes payable .......................        145               155
                                                  --------          --------
    Total current liabilities .................     20,914            20,155
Other liabilities .............................        856               699
Pension liability .............................     43,595            40,565
                                                  --------          --------
Total liabilities .............................     65,365            61,419
                                                  --------          --------

Stockholders' equity:
  Common stock, 25,000,000 shares authorised
  $0.001 par value; 12,011,122 issued
  and 5,735,561 shares outstanding ............         12                12
Additional paid in capital ....................     51,590            51,590
Accumulated other comprehensive income (loss):
  Minimum pension liability adjsutment,
   net of tax .................................    (46,560)          (44,447)
  Foreign currency translation adjustment,
   net of tax of $nil .........................     17,748            14,581
  Unrealized  loss on derivative instruments ..        (23)              (10)
Retained earnings .............................       (694)              655
Less: 6,275,561 common stock held in treasury,
 at cost ......................................       (540)             (540)
                                                  --------          --------
    Total stockholders' equity ................     21,533            21,841
                                                  --------          --------
    Total liabilities and stockholders' equity    $ 86,898          $ 83,260
                                                  ========          ========

   The accompanying notes are an integral part of these financial statements.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                      FOR THE THREE MONTHS ENDED
                                                      DECEMBER 31,  DECEMBER 31,
                                                          2006          2005
                                                      ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................  $ (1,349)     $ (1,679)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation .....................................       536           594
    Amortization of asset held for sale ..............         -             -
    Gain on sale of land and buildings ...............       (88)            -
    (Profit) loss on sale of plant, property and
     equipment .......................................        (4)            2
    Deferred income taxes ............................         -          (566)
  Changes in operating assets and liabilities:
    Decrease in trade receivables ....................       955         1,125
    Decrease increase in inventories .................        27           693
    (Increase) decrease in other current assets ......      (425)           40
    Contributions paid to pension plan ...............      (934)         (884)
    Increase in other non-current liabilities ........     2,013         2,027
    Increase in trade accounts payable ...............     1,148           911
    Decrease in accrued expenses and other liabilities    (1,411)         (896)
    Increase (decrease)  in foreign taxes payable ....         4           (30)
    Increase in other liabilities ....................       122            68
                                                        --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ............       594         1,405
                                                        --------      --------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .........       (87)         (260)
  Proceeds from sale of property, plant and equipment         90             -
                                                        --------      --------
NET CASH PROVIDED BY  (USED IN)  INVESTING ACTIVITIES          3          (260)
                                                        --------      --------

FINANCING ACTIVITIES:
  Decrease in overdraft ..............................         -          (730)
                                                        --------      --------
NET CASH  USED IN FINANCING ACTIVITIES ...............         -          (730)
                                                        --------      --------

Effect of exchange rate changes on cash and cash
 equivalents .........................................       554          (110)
                                                        --------      --------

CHANGE IN CASH AND CASH EQUIVALENTS ..................     1,151           305

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....     9,930         7,289
                                                        --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........  $ 11,081      $  7,594
                                                        ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest .............................  $      7      $     29
                                                        ========      ========
  Cash paid for taxes ................................  $     46      $    180
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

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to both the rules and regulations of the Securities and Exchange Commission and with instructions to Form 10-Q. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of December 31, 2006 and September 30, 2006, and the results of operations for the three month periods ended December 31, 2006 and December 31, 2005 and cash flows for the three month periods ended December 31, 2006 and December 31, 2005 have been included and that the disclosures are adequate to make the information presented not misleading. The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's and Subsidiaries' annual report on Form 10-K for the year ended September 30, 2006.

         It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the year ended September 30, 2006 included in the Company's annual report filed on Form 10-K for the period then ended.

         The condensed consolidated financial statements of Spear & Jackson, Inc. are denominated in US dollars. Changes in exchange rates between UK sterling, the Euro, the Australian dollar, the New Zealand dollar, the Chinese Yuan and the US dollar will affect the translation of the Company's UK, French, Dutch, Chinese, New Zealand and Australian subsidiaries' financial results into US dollars for the purposes of reporting the consolidated financial results. The process by which each foreign subsidiary's financial results are translated into US dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the accumulated other comprehensive income account. Management has decided not to hedge against the impact of exposures giving rise to these translation adjustments as such hedges may impact upon the Company's cash flow compared to the translation adjustments which do not affect cash flow in the medium term.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

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

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

         In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations--an Interpretation of FASB Statement No. 143." This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The implementation of this statement will has not had a material impact on the Company's consolidated results of operation and financial condition.

         In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 regarding the Staff's interpretation of SFAS No. 123(R). This interpretation provides the Staff's views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(R) and investors and users of the financial statements in analyzing the information provided. The adoption of this Statement has not had a material impact on our financial position or results of operations.

         In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS 154 replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 applies to accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and was effective for the first time in the Company's financial statements for quarter one of fiscal 2007. The adoption of this pronouncement has not had a material effect on our consolidated financial position, results of operations or cash flows.

         In June 2005, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 is effective for periods beginning after June 29, 2005. Adoption of this standard has not had a material impact on our consolidated financial position or results of operations.

         In October 2005, the FASB issued Staff Position No. 13-1, "Accounting for Rental Costs Incurred During a Construction Period" ("FSP No. 13-1"). FSP No. 13-1 is effective for the first reporting period beginning after December 15, 2005 and requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. The adoption of FSP No. 13-1 has not had a material impact on our financial statements.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS - CONTINUED

         In November 2005, FASB issued FSP No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The company has not made any payments of this nature.

         In February 2006, FASB announced No. 155, Accounting for Certain Hybrid Financial Instruments, as an amendment to Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Statement No. 155 amends Statement No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. Statement No. 155 amends Statement No. 140 to allow qualifying special purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Statement No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of Statement No. 155 has not had a material impact on the Company's condensed consolidated financial statements.

         In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets as an amendment to Statement No. 140. Statement No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective for reporting periods beginning after September 15, 2006.The adoption of SFAS 156 has not had a material impact on our results of operations or financial condition.

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

         In July 2006, FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes" as an interpretation of Statement No. 109. This interpretation clarifies the application of Statement No. 109 by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal years beginning after December 15, 2006. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48. In September 2006, the SEC staff issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company's fiscal 2007. The Company is currently assessing the potential effect of SAB 108 on its financial statements.

         In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company's 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS - CONTINUED

         In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and also requires in the funded status to be recognized in comprehensive income in the year in which such changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The recognition and disclosure provisions of SFAS 158 are effective as of the end of the fiscal year ending after December 16, 2006, while the measurement date provisions are effective for fiscal years ending after December 15, 2008. If SFAS 158 were applied as at December 31, 2006, using the Company's September 30, 2006 actuarial valuation and rolling this forward, we would have recorded an additional pre-tax charge to accumulated other comprehensive income totalling $8.2 million ($5.7 million after tax) representing the difference between the funded status of the plans based on the project benefit obligation and the amounts recorded on our balance sheet at December 31, 2006.

NOTE 3 - CRITICAL ACCOUNTING POLICIES

         A summary of our critical accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

         As disclosed in the annual report on Form 10-K for the fiscal year ended September 30, 2006, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and assumptions and adopt accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses as disclosed in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to revenue recognition; foreign exchange risk; inventory, the computation of deferred income taxes, the recognition of deferred income tax assets and pension and other post retirement benefit costs. Since September 30, 2006, there have been no changes in our critical accounting policies and no significant changes to the assumptions and estimates related to them.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 4 - NATURE OF BUSINESS - CONTINUED

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

         On November 7, 2002 the Company changed its name from Megapro Tools, Inc. to Spear & Jackson, Inc.

         Following formal approval by the SEC and the U.S. District Court for the Southern district of Florida of the settlement of the litigation captioned SEC v. Dennis Crowley, Spear & Jackson, Inc., International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva (Case No: 04-80354-civ-Middlebrooks), the Company entered into a Stock Purchase Agreement with PNC Tool Holdings LLC ("PNC") and Dennis Crowley, the sole member of PNC and former Chief Executive Officer and Chairman of the Company. The Stock Purchase Agreement was effected on April 8, 2005.

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

         As a result of the stock purchase, the stockholders of the Company had their percentage stock interest increase correspondingly. Jacuzzi Brands, Inc. ("Jacuzzi"), which, at that time was a beneficial owner of 3,543,281 shares of common stock, had its interest in the Company increase to approximately 61.8% of the outstanding common stock.

         On April 21, 2005, Jacuzzi adopted a plan of disposition of the Company's common stock. On March 23, 2006, "Jacuzzi" and its subsidiary undertaking, USI American Holdings, Inc. ("USI" and, together with Jacuzzi, the "Seller") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with United Pacific Industries Limited ("UPI"), a Bermuda Corporation, to sell its entire holding of 3,543,281 shares of the common stock (the "Shares") of Spear & Jackson, Inc. ("SJI") to UPI for $1.40 per share for an aggregate purchase price of $4,960,593. Such shares constituted all of the shares of SJI owned by the Seller.

         The representations, warranties and covenants made by Jacuzzi and UPI were typical for this type of transaction. UPI agreed that it or any of its affiliates would not purchase any additional Common Stock during the period from the signing date of the Stock Purchase Agreement through one year following the closing at a price less than $1.40 per share.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 4 - NATURE OF BUSINESS - CONTINUED

         The Seller and UPI then announced that they had entered into Amendment No. 1 dated 4 May 2006, ("Amendment No. 1 to the Stock Purchase Agreement") to extend the date by which the Seller and UPI were required to lodge the clearance application with the UK Pensions Regulator. The Seller and UPI subsequently received a comfort letter, dated July 5, 2006, issued by the UK Pensions Regulator (the "Comfort Letter").

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

         In addition, pursuant to Amendment No. 2 to the Stock Purchase Agreement UPI agreed, subject to the Closing having occurred, to indemnify the Seller and JBI Holdings Limited (the "Jacuzzi Indemnified Parties") should the UK Pensions Regulator, regardless of the Comfort Letter, require any of the Jacuzzi Indemnified Parties to make a contribution or provide financial support in relation to the potential pension plan liabilities of SJI or its subsidiaries. In addition, UPI has also agreed that for a period of twelve months from the Closing Date, UPI will not, and will use its best efforts to ensure that neither SJI nor any of its subsidiaries will, take any action or omit to take any action that causes the UK Pensions Regulator, as a result of such action or omission, to issue a contribution notice against the Jacuzzi Indemnified Parties in relation to any UK pension plan in which SJI or any subsidiary of SJI is an employer. Further, UPI agreed that for a period of twelve months from the Closing Date, that it will not (and will use its best efforts to ensure that neither SJI nor any subsidiary of SJI will) engage in any action or inaction which in relation to any such UK pension plan would fall within the UK Pension Regulation clearance guidance note dated April 2005 as a 'Type A' event unless UPI procures that clearance is issued by the UK Pensions Regulator in relation to such event in terms which confirm that no Jacuzzi Indemnified Party shall be linked to a financial support direction or contribution notice in respect of such event.

         Closing occurred on July 28, 2006.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 5 - DISCONTINUED OPERATIONS

         The following table presents the results of the Company's operations that have been reclassified as discontinued and the (loss) income that has been recorded in connection with the disposal of these businesses:

                                                                 FOR THE THREE MONTHS ENDED
                                                                DECEMBER 31,     DECEMBER 31,
                                                                    2006              2005
                                                               -------------    -------------
                                                        NOTE   (IN THOUSANDS)   (IN THOUSANDS)
Revenues reclassified to discontinued operations:
  Thread gauge measuring division ...................   (a)    $           -    $         355
                                                               -------------    -------------
                                                               $           -    $         355
                                                               =============    =============

Loss from discontinued operations:
  Loss from operations of thread gauge measuring ....   (a)    $           -    $         (21)
                                                               -------------    -------------
                                                               $           -    $         (21)
                                                               =============    =============

Adjustment to previously recorded loss on disposal of
 discontinued operations:
  Megapro screwdrivers division .....................   (b)    $           -    $           7
                                                               -------------    -------------
                                                               $           -    $           7
                                                               =============    =============

                                                               -------------    -------------
Loss from discontinued operations, net of taxes .....          $           -    $         (14)
                                                               =============    =============

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

         Having considered the future financial position of Megapro, the directors of Spear & Jackson, Inc. provided $97 against the recoverability of the balance of the sales proceeds which was outstanding at September 30, 2003. A further $187 was provided against this debt in the year ended September 30, 2004. It was then agreed with Megapro that it would pay Canadian $54 (approximately $41) in settlement of those debts and this has been repaid in monthly installments of Canadian $5 (approximately $4).

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 6 - RETIREMENT BENEFIT PLAN

         The Company operates a contributory defined benefit pension plan covering certain of its employees in the United Kingdom based subsidiaries of Spear & Jackson plc. The benefits covered by the Plan are based on years of service and compensation history. Plan assets are primarily invested in equities, fixed income securities and Government Stocks.

         Pension costs amounted to $2,013 for the quarter ending December 31, 2006 and $2,027 for the same quarter last year. The net periodic costs include the following components:

                                                  FOR THE THREE MONTHS ENDED
                                                DECEMBER 31,       DECEMBER 31,
                                                    2006               2005
                                               --------------     --------------
                                               (IN THOUSANDS)     (IN THOUSANDS)

Sevice cost ...........................           $   405            $   525
Interest cost .........................             2,971              2,600
Expected return on plan assets ........            (2,773)            (2,459)
Recognition of actuarial loss .........             1,410              1,361
                                                  -------            -------
Total Benefit cost ....................           $ 2,013            $ 2,027
                                                  =======            =======

         The Company's funding policy with respect to the Plan is to contribute annually not less than the minimum required by applicable UK law and pension regulations. Amounts payable are determined on the advice of the Plan's actuaries and in agreement with the Plan's Trustees. The Company has contributed $934 to the Plan in the quarter to December 31, 2006 (2005 $884). In the year ended September 30, 2006 the Company paid $3.4 million into the Plan. In the ten month period to July 31, 2007 the level of contributions will be approximately $3.1 million. Contributions after that date will be determined after consultation between the Company, the actuary and the Plan trustees. Following the introduction of new UK pension legislation it is anticipated that, post July 31, 2007, Company contributions will increase to approximately $5.9 million per annum.

         Accounting standards require a minimum pension liability be recorded when the value of pension assets is less than the accumulated benefit obligation ("ABO") at the annual measurement date. As of September 30, 2006, our most recent measurement date for pension accounting, the value of the ABO exceeded the market value of investments held by the pension plan by approximately $40.56 million. In accordance with accounting standards, the charge against stockholders' equity will be adjusted in the fourth quarter to reflect the value of pension assets compared to the ABO as of the end of September 2007. If the level of pension assets exceeds the ABO as of a future measurement date, the full charge against stockholders' equity would be reversed.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

                                               AT DECEMBER 31,  AT SEPTEMBER 30,
                                                    2006             2006
                                               --------------   ---------------
                                               (IN THOUSANDS)    (IN THOUSANDS)

Assets held and used:
Land and buildings, at cost ...............       $ 15,994          $ 15,269
Machinery, equipment and vehicles, at cost          25,224            29,299
Furniture and fixtures, at cost ...........            908               867
Computer hardware, at cost ................          1,921             1,834
Computer software, at cost ................            378               361
Assets held under finance leases, at cost .  (a)     2,396             2,433
                                                  --------          --------
                                                    46,821            50,063
Accumulated Depreciation ..................        (30,769)          (34,469)
                                                  --------          --------
 Net ......................................       $ 16,052          $ 15,594
                                                  ========          ========

(a) Included in property, plant and equipment at December 31, 2006 are capital leases with a net book value of $1.02 million (September 30, 2006 $0.86 million). The cost of these assets held under capital leases was $2.4 million (September 30, 2006 $2.43 million) and the accumulated depreciation relating to these assets was $1.38 million (September 30, 2006 $1.57 million).

NOTE 8 - INVENTORIES

                                               AT DECEMBER 31,  AT SEPTEMBER 30,
                                                    2006             2006
                                               --------------   ---------------
                                               (IN THOUSANDS)    (IN THOUSANDS)

Finished products .........................       $ 21,493          $ 19,329
In-process products .......................          4,176             4,443
Raw materials .............................          5,618             6,191
Less: allowance for slow moving and
 obsolete inventories .....................         (7,425)           (7,110)
                                                  --------          --------
                                                  $ 23,862          $ 22,853
                                                  ========          ========

NOTE 9 - UNUSUAL OR INFREQUENT ITEMS

   (a)   GAIN ON SALE OF LAND AND BUILDINGS

         On July 27, 2006 the Company completed the sale of the remaining element of its industrial site at St. Paul's Road, Wednesbury, England for $4,756. The conditions of the sale agreement stipulated that the Company could occupy the site, for a peppercorn rent, until November 30, 2006. In the financial statements for the year ended September 30, 2006 $88 of the gain on the sale of the site was deferred. This deferral represented the fair value of rentals during the period of occupation from the sale of the site until November 30, 2006, the planned closure date. The Wednesbury site was vacated on schedule and the deferred element of the gain has accordingly been released to the profit and loss account in the three month period under review.

   (b)   MANUFACTURING REORGANIZATION COSTS

         On January 25, 2006, the Company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. All warehouse and distribution operations previously performed at this location have been transferred to the Company's principal UK manufacturing site in Sheffield. The manufacturing and assembly functions formerly carried out at this site have now been out sourced to suppliers based outside the UK.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 9 - UNUSUAL OR INFREQUENT ITEMS - CONTINUED

         The closure and relocation of the Wednesbury facility was completed by November 30, 2006 and the costs of this exercise, including employee severance payments, site closure expenses, factory reorganization expenses, were provided for in the year ended September 30, 2006. That element of employee severance costs relating to the payment of loyalty bonuses for those employees staying until the site vacation in November 2006 was not provided for at September 30, 2006 and $10 has been expensed to the profit and loss in the current period in respect of such bonuses.

   (c) SUMMARY OF MOVEMENTS ON PROVISIONS IN RESPECT OF THE UK MANUFACTURING AND REORGANIZATION PROGRAM

         A noted above, in January 2006 the company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. With effect from November 30, 2006 all warehouse and distribution operations performed at this operation were transferred to the Company's principal UK manufacturing site in Sheffield. The manufacturing and assembly functions formerly carried out at this site have now been out sourced to suppliers based outside the UK. Provision for the costs of closure, including employee severance costs, site closure expenses, factory reorganization expenses, and plant transfer costs were made in the quarter ended March 31, 2006.

         In addition to the above, in the quarter ended June 30, 2006, the Company announced that certain manufacturing operations carried out at its Atlas site in Sheffield would also cease. Provision for employee severance and reorganization costs in respect of the closure of these manufacturing operations were made in that quarter.

         On August 11, 2006, The Company's UK subsidiary, Eclipse Magnetics Limited ("Eclipse"), announced the cessation of certain manufacturing activities at its site in Sheffield, England. Eclipse also announced that it would be relocating the remaining elements of its business to the Sheffield, Atlas site. The cessation of manufacturing and site relocation were completed by December 31, 2006 and provisions were made at September 30, 2006 in respect of severance, relocation and empty property rentals.

         The Wednesbury site closure, the production rationalization at Atlas and the restructuring at Eclipse form part of the Company's UK manufacturing reorganization program which has been initiated to regenerate and modernize key areas of the hand and garden tools business. The closures will enable the Company to consolidate its two UK hand and garden tool manufacturing sites and will allow the Company to develop a modern manufacturing, warehouse and distribution facility which will be well placed to meet the current and future needs of its customers.

         As at September 30, 2006 provisions of $3,730 were included within accrued expenses and other liabilities as follows:

         (i) $1,387 was provided for in respect of severance, site closure costs and factory reorganization costs in relation to the Wednesbury site closure and Atlas reorganization.

         (ii) $299 was provided in respect of severance costs relating to the cessation of certain manufacturing activities at Eclipse and costs in connection with the relocation of its remaining business to the Atlas site.

         (iii) The Company also had a further provision of $2,044 in respect of other UK manufacturing reorganization costs that was set up in previous years.

Additionally, asset impairments write-downs of $1,767 were made at September 30, 2006 in respect of plant and machinery at the restructured operations.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 9 - UNUSUAL OR INFREQUENT ITEMS - CONTINUED

         The movements in the provisions balance between October 1, 2006 and December 31, 2006 are as follows:

(a) Included in Accrued Expenses and Other Liabilities:

                             AT SEPTEMBER 30,     EXCHANGE        AMOUNTS         AMOUNTS      AT DECEMBER 31,
                                  2006            MOVEMENTS       PROVIDED     PAID/UTILISED        2006
                             ----------------  --------------  --------------  --------------  ---------------
                              (IN THOUSANDS)   (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)
Other UK reorganization costs     $ 2,044          $    97         $     -         $   (84)        $ 2,057
Wednesbury / Atlas costs ....       1,387               45             (78)         (1,027)            327
Eclipse move ................         299               15               -            (202)            112
                                  -------          -------         -------         -------         -------
                                  $ 3,730          $   157         $   (78)        $(1,313)        $ 2,496
                                  =======          =======         =======         =======         =======

(b) Included in Property, Plant and Equipment:

Asset impairments ...........     $ 1,767          $   84          $     -         $  (276)        $ 1,575
                                  =======          =======         =======         =======         =======

Total .......................     $ 5,497          $  241          $   (78)        $(1,589)        $ 4,071
                                  =======          =======         =======         =======         =======

NOTE 10 - INCOME TAXES

         Spear & Jackson is subject to income taxes in the US and in the other overseas tax jurisdictions where its principal trading subsidiaries operate. The (provision)/ benefit for US and foreign income taxes arising on its continuing operations consists of:

                                                   FOR THE THREE MONTHS ENDED
                                                  DECEMBER 31,     DECEMBER 31,
                                                      2006             2005
                                                 --------------   --------------
                                                 (IN THOUSANDS)   (IN THOUSANDS)

Current tax charge ..............................     $ (50)           $(150)
Deferred tax  credit ............................         -              566
                                                      -----            -----
                                                      $ (50)           $ 416
                                                      =====            =====

         A reconciliation of the net (provision) benefit for income taxes compared with the amounts arising at the US federal rate is as follows:

                                                   FOR THE THREE MONTHS ENDED
                                                  DECEMBER 31,     DECEMBER 31,
                                                      2006             2005
                                                 --------------   --------------
                                                 (IN THOUSANDS)   (IN THOUSANDS)

Tax at US federal statutory income tax rate .....     $ 454            $ 733
Overseas tax at rates different to effective rate       (42)            (147)
Adjustment to prior year overseas tax provisions          -              (89)
Permanent differences ...........................       (40)             (36)
Valuation allowance .............................      (422)             (45)
                                                      -----            -----
                                                      $ (50)           $ 416
                                                      =====            =====

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 10 - INCOME TAXES - CONTINUED

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

         In the quarter ended December 31, 2006, the potential income tax benefit relating to the Company's U.S. and non-U.S. subsidiary losses arising in the period has been offset by a valuation allowance based upon an assessment by management of the Company's ability to realize such benefits. In assessing the Company's ability to realize its deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax and other strategic planning initiatives. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through offset against future taxable income.

NOTE 11 - COMPREHENSIVE INCOME

         Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholder's equity. Comprehensive income and its components comprise the following:

                                                   FOR THE THREE MONTHS ENDED
                                                  DECEMBER 31,     DECEMBER 31,
                                                      2006             2005
                                                 --------------   --------------
                                                 (IN THOUSANDS)   (IN THOUSANDS)

Net loss ........................................    $(1,349)         $(1,679)

Other comprehensive income (loss)

  Additional minimum pension liability ..........     (2,113)           1,294
  Foreign currency translation adjustments ......      3,167           (1,980)
  Unrealized (losses) gains on derivative
   instruments ..................................        (13)              14
                                                     -------          -------
Total comprehensive  loss .......................    $  (308)         $(2,351)
                                                     =======          =======

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 12 - SEGMENT DATA - CONTINUED

                                              SALES                 LONG-LIVED ASSETS (a)
                                   ---------------------------   ---------------------------
                                       THREE MONTHS ENDED
                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                       2006           2005           2006           2005
                                   ------------   ------------   ------------   ------------
  Hand & garden tools ......          $17,489        $16,258        $ 2,706        $ 5,314
  Metrology tools ..........            4,376          4,421          3,036          2,346
  Magnetic products ........            2,948          2,602            197            310
  Corporate ................                -              -         10,113          9,066
                                      -------        -------        -------        -------
     Total .................          $24,813        $23,281        $16,052        $17,036
                                      =======        =======        =======        =======
Attributable to:
     Continuing operations .          $24,813        $22,926        $16,052        $17,036
     Discontinued operations          $     -        $   355        $     -        $     -
                                      -------        -------        -------        -------
                                      $24,813        $23,281        $16,052        $17,036
                                      =======        =======        =======        =======

                                          DEPRECIATION             CAPITAL EXPENDITURE (b)
                                   ---------------------------   ---------------------------
                                       THREE MONTHS ENDED            THREE MONTHS ENDED
                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                       2006           2005           2006           2005
                                   ------------   ------------   ------------   ------------
  Hand & garden tools ......          $   324        $   378        $   229        $   363
  Metrology tools ..........               91             85             27            210
  Magnetic products ........               67             81            120              7
  Corporate ................               54             50              -              -
                                      -------        -------        -------        -------
     Total .................          $   536        $   594        $   376        $   580
                                      =======        =======        =======        =======
Attributable to:
     Continuing operations .          $   536        $   594        $   376        $   580
                                      =======        =======        =======        =======

                                     OPERATING (LOSS) INCOME            NET INTEREST
                                   ---------------------------   ---------------------------
                                       THREE MONTHS ENDED            THREE MONTHS ENDED
                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                       2006           2005           2006           2005
                                   ------------   ------------   ------------   ------------
  Hand & garden tools ......          $(1,505)       $(2,228)       $   (43)       $   (38)
  Metrology tools ..........              326            395            (11)           (10)
  Magnetic products ........              193             76             (1)            (2)
  Corporate ................             (438)          (346)            62             21
                                      -------        -------        -------        -------
     Total .................          $(1,424)       $(2,103)       $     7        $   (29)
                                      =======        =======        =======        =======
Attributable to:
     Continuing operations .          $(1,424)       $(2,089)       $     7        $   (29)
     Discontinued operations          $     -        $   (14)       $     -        $     -
                                      -------        -------        -------        -------
                                      $(1,424)       $(2,103)       $     7        $   (29)
                                      =======        =======        =======        =======

(a) Represents property, plant and equipment, net.

(b) Capital expenditure for the three months to December 31, 2006 includes $289 (2005- $320) in respect of assets acquired under finance leases.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 12 - SEGMENT DATA - CONTINUED

The following table presents certain data by geographic areas (in thousands):

                                             SALES (a)              LONG-LIVED ASSETS (b)
                                   ---------------------------   ---------------------------
                                       THREE MONTHS ENDED
                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                       2006           2005           2006           2005
                                   ------------   ------------   ------------   ------------
  United Kingdom ...........          $ 9,517        $ 9,608        $14,168        $15,388
  Europe ...................            5,477          4,675          1,161          1,127
  Australasia ..............            4,527          3,733            418            457
  North America ............            1,878          1,789              -              -
  China and Rest of World ..            3,414          3,476            305             64
                                      -------        -------        -------        -------
     Total .................          $24,813        $23,281        $16,052        $17,036
                                      =======        =======        =======        =======
Atributable to:
     Continuing operations .          $24,813        $22,926        $16,052        $17,036
     Discontinued operations          $     -        $   355        $     -        $     -
                                      -------        -------        -------        -------
                                      $24,813        $23,281        $16,052        $17,036
                                      =======        =======        =======        =======

                                          DEPRECIATION             CAPITAL EXPENDITURE (c)
                                   ---------------------------   ---------------------------
                                       THREE MONTHS ENDED            THREE MONTHS ENDED
                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                       2006           2005           2006           2005
                                   ------------   ------------   ------------   ------------
  United Kingdom ...........          $   432        $   499        $   321        $   490
  Europe ...................               39             37             24             27
  Australasia ..............               55             58             31              -
  China and Rest of World ..               10              -              -             63
                                      -------        -------        -------        -------
     Total .................          $   536        $   594        $   376        $   580
                                      =======        =======        =======        =======
Atributable to:
     Continuing operations .          $   536        $   594        $   376        $   580
                                      =======        =======        =======        =======

                                     OPERATING (LOSS) INCOME            NET INTEREST
                                   ---------------------------   ---------------------------
                                       THREE MONTHS ENDED            THREE MONTHS ENDED
                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                       2006           2005           2006           2005
                                   ------------   ------------   ------------   ------------
  United Kingdom ...........          $(1,338)       $(1,935)       $    13        $   (23)
  Europe ...................              (86)           (39)           (42)           (38)
  Australasia ..............              168             (4)            20             12
  North America ............              (93)          (113)            16             20
  China and Rest of World ..              (75)           (12)             -              -
                                      -------        -------        -------        -------
     Total .................          $(1,424)       $(2,103)       $     7        $   (29)
                                      =======        =======        =======        =======
Atributable to:
     Continuing operations .          $(1,424)       $(2,089)       $     7        $   (29)
     Discontinued operations          $     -        $   (14)       $     -        $     -
                                      -------        -------        -------        -------
                                      $(1,424)       $(2,103)       $     7        $   (29)
                                      =======        =======        =======        =======

(a) Sales are attributed to geographic areas based on the location of the customers.

(b) Represents property, plant and equipment, net.

(c) Capital expenditure for the three months to December 31, 2006 includes $289 (2005- $320) in respect of assets acquired under finance leases.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

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

         As a further measure, the Court appointed a Corporate Monitor to oversee the Company's operations. In addition to Mr. Crowley consenting to a preliminary injunction the Court's order also temporarily barred Mr. Crowley from service as an officer or director of a public company, and prohibited him from voting or disposing of Company stock. Although Soneet Kapila has continued to serve as Corporate Monitor for the Company, on January 10, 2007, he applied to the Court to terminate the role of Corporate Monitor having determined that his function was no longer necessary. As discussed below, on January 22, 2007 the Court entered the order to relieve the Corporate Monitor of his duties.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 13 - LEGAL PROCEEDINGS - CONTINUED

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

         On July 7, 2006 the Company, Dennis Crowley and the Class Plaintiff reached a Memorandum of Understanding ("MOU") which confirmed that the plaintiffs, the Company and Dennis Crowley had reached an agreement in principle for the settlement of this litigation, subject to Court approval. According to the terms of the MOU, the Company deposited $650,000 into a Qualified Settlement Fund, for disbursement to the Settlement Class pending approval of the Court. Subsequent to this Sherb & Co. also agreed to the terms of the Settlement agreeing to contribute an additional $125,000.

         On November 9, 2006, the Stipulation of Settlement was filed with the Court for preliminary approval. On January 31, 2007, the Court entered its Order Preliminarily Approving Settlement and Providing for Notice and Setting Class Action Statutory Settlement Hearing. The Order, for purposes of the proposed settlement , certified a "Settlement Class" of persons (with certain exceptions) who purchased the Company's common stock between February 1, 2002 and April 15, 2004. The Order also approved as to form and content the Notice of Pendency and Proposed Settlement of Class Action and Summary Notice. The Settlement Hearing has been set for May 11, 2007 at 11:30 a.m. at the West Palm Beach, Florida Federal District Courthouse to determine whether the terms of the Settlement are fair, just reasonable and adequate to the Settlement Class, and should be approved by the Court; whether a final judgment should be entered dismissing the litigation; whether the proposed plan of allocation should be approved; and to determine the amount of fees and expenses to be awarded to plaintiffs' lead counsel. The Order also appointed a claims administrator and provided for notice to those who sought exclusion from the Settlement Class.

         If the Settlement outlined in the MOU is not approved by the Court or, if subsequently terminated, the terms of the above Settlement will be without prejudice. Any settlement amounts already paid will be returned and parties will revert to their litigation positions immediately prior to the MOU.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 13 - LEGAL PROCEEDINGS - CONTINUED

         On September 6, 2005, the Company was served with a Shareholder Derivative Complaint, Hapka v. Crowley, et al. Case No: CA005068, filed on June 1, 2004 in the Circuit Court for Palm Beach County, Florida. The suit names the Company as nominal defendant. Also named as defendants were former directors, Robert Dinerman, William Fletcher and John Harrington, in addition to Dennis Crowley and the Company's prior independent auditors, Sherb & Co. LLP. The suit contains essentially the same factual allegations as the SEC suit, which was filed in April 2004 in the U. S. District Court for the Southern District of Florida, and the series of class actions claims initiated in the U.S. District Court, but additionally alleges state law claims of breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and lack of reasonable care by various or all the defendants.

         Due to ongoing settlement discussions with the plaintiff's attorney, the Company had not responded to the Complaint. In August 2006 the Company entered into a settlement agreement with the plaintiff by agreeing to accept certain changes to its corporate governance procedures and the payment of $70,000 in legal fees. The settlement was filed with the Court in early November 2006, and if approved by the Court, will result in a dismissal of the suit and release the Company and the former director defendants, Messrs Robert Dinerman, William Fletcher and John Harrington. A Preliminary Approval hearing is scheduled on February 4, 2007. Dennis Crowley and Sherb & Co. continue as defendants in this suit.

         On February 2, 2007, the Circuit Court entered a Preliminary Approval Order preliminarily approving the partial settlement pursuant to the Stipulation of Settlement between plaintiff and the Company, including its former directors William Fletcher, John Harrington, and Robert Dinerman.. The Court has set May 29, 2007 at 8a.m. at the West Palm Beach County Courthouse, for the Settlement Hearing to determine (i) whether the terms of the Partial Settlement are fair, just reasonable and adequate to the derivative stockholders and to the Company, and should be approved by the Court; (ii) whether a final judgment should be entered dismissing the litigation and releasing the defendants Spear & Jackson, as described in the Stipulation; and (iii) to determine the amount of fees and expenses to be awarded to plaintiffs' counsel. The Order approved as to form and contents the Notice of Partial Settlement and the mailing and distribution process. The Order also provided for notice to those who sought exclusion from the settlement.

         There can be no assurance that the respective courts will approve either settlement.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 14 - SUBSEQUENT EVENTS

         On January 22, 2007, the US District Court for the Southern District of Florida in SEC V Dennis Crowley, et al., case No. 04-80354-civ-Middlebrooks/Johnson, entered its Order Determining Corporate Monitor Is No Longer Necessary and Terminating Appointment of Corporate Monitor. The order was in response to the uncontested application by the Corporate Monitor, Soneet Kapila, who had concluded that his function as the Corporate Monitor was no longer necessary and thus sought to relieve the Corporate Monitor of his duties by voluntarily ending his term.

         The Corporate Monitor was first appointed at the request of the SEC by Order dated April 15, 2004, and has served in that capacity for nearly three years. By Court Order, the Corporate Monitor was charged with the duty to oversee the Company's operations, including the ability to "review and approve all corporate actions by SJI and by all agents of SJI", and to devise and implement any procedures, systems, and controls that he deems appropriate to ensure that all prospective SJI actions are brought to his attention and to document his approval of such actions. On May 1 2004, The Corporate Monitor's powers were expanded to permit the Corporate Monitor to investigate the Company's historic business and the conduct of management, corporate transactions, and financial records and disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following information should be read in conjunction with the consolidated financial statements and notes hereto and other information set forth in this report.

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

In evaluating any forward-looking statements, you should consider various risk factors, including those summarized under "Risk Factors", below, and those described in other sections of this report, in the other reports the Company files with the SEC and in the Company's press releases. Such factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update the statements, or disclose any difference between its actual results and those reflected in the statements. With respect to all such forward-looking statements, the Company seeks the protection afforded by the Private Securities Litigation Reform Act of 1995.

RISK FACTORS

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

RISKS ASSOCIATED WITH MAJORITY STOCKHOLDER

As detailed in the footnotes to the consolidated financial statements, on July 28, 2006, the Company's majority stockholder, Jacuzzi Brands, Inc. ("Jacuzzi"), completed the sale of its 61.8% stockholding in Spear & Jackson, Inc. to United Pacific Industries Limited, a Bermuda corporation, and its wholly-owned subsidiary Pantene Global Holdings Limited (collectively, "UPI"). This change in ownership and control of the Company may have a significant impact on its future strategy, the way that it conducts its operations and the size and composition of its earnings and net assets, since UPI can influence substantially all matters requiring stockholder approval by simple majority in excess of 50%, including the election of directors, the approval of significant corporate transactions, such as acquisitions, the ability to block an unsolicited tender offer predicated on minimum acquisition of at least 50% of the equity and any other matter requiring a simple majority vote of shareholders.

Additionally, assuming it exercises its majority ownership rights, UPI is in position to complete a merger or other transaction involving the Company, subject to compliance with applicable regulatory requirements, which could result in minority stockholders being required to sell or otherwise dispose of their shares. UPI paid Jacuzzi $1.40 per share for its shares of common stock of the Company. UPI has agreed that for a one-year period following the closing of its acquisition of the majority interest in the Company, should UPI or any of its affiliates acquire any additional shares of the Company, the purchase price per share will not be less than $1.40. However, UPI is under no obligation to acquire any additional shares of the Company.

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

RISKS CONCERNING THE MAINTAINING AND IMPROVEMENT OF CURRENT PRODUCT MIX:

If we fail to appropriately manage our cost structure to allocate resources to areas that will provide the best long-term benefits to our customers and shareholders, our reporting results will be adversely affected. For instance, we may experience unfavorable shifts in product mix or reductions in demand for a product or products that could dilute margins or limit our ability to spread manufacturing costs over normal levels of sales volume.

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

A number of statistical and other factors which attempt to anticipate future events are used by the actuaries in calculating the expense and liability related to the Plan. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines, and in conjunction with our actuarial consultants and auditors. Our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the expense and liability related to the Plans. The actuarial assumptions used by us may differ significantly, either favorably or unfavorably, from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants.

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

Significant increases in the prices of raw materials, sourced components, finished goods or other commodities could require us to increase the prices of our products, which may reduce consumer demand for our products or make us more susceptible to competition. The Company's ability to pass these increases on to its customers varies depending on the product line and the rate and magnitude of any increase. There may be periods of time during which increases in these costs cannot be recovered and our profitability will be adversely affected.

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

RISKS RELATING TO THE OUTCOME OF PENDING AND FUTURE LITIGATION AND GOVERNMENTAL OR REGULATORY PROCEEDINGS:

As discussed in the footnotes to the condensed consolidated financial statements, we are, and have been, involved in various pending litigation matters arising out of main and Derivative Class Action claims and also from the ordinary routine conduct of our business, including, from time to time, litigation relating to such items as commercial transactions, contracts, and environmental matters. The final outcome of such matters cannot always be determined with certainty and such actions may therefore have a material adverse effect on the Company's financial position and its results of operations or cash flows.

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

There has been no material change in our risk factors from those described on pages 12 to 16 in our Form 10-K for the fiscal year ended September 30, 2006.

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

Recent Regulatory Matters.

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

The representations, warranties and covenants made by Jacuzzi and UPI were typical for this type of transaction. UPI agreed that neither it nor any of its affiliates would purchase any additional Common Stock during the period from the signing date of the Stock Purchase Agreement through one year following the closing at a price less than $1.40 per share.

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

In addition, pursuant to Amendment No. 2 to the Stock Purchase Agreement, UPI agreed, subject to the Closing having occurred, to indemnify the Seller and JBI Holdings Limited (the "Jacuzzi Indemnified Parties") should the UK Pensions Regulator, regardless of the Comfort Letter, require any of the Jacuzzi Indemnified Parties to make a contribution or provide financial support in relation to the potential pension plan liabilities of SJI or its subsidiaries. In addition, UPI has also agreed that for a period of 12-months from the Closing Date, UPI will not, and will use its best efforts to ensure that neither SJI nor any of its subsidiaries will, take any action or omit to take any action that causes the UK Pensions Regulator, as a result of such action or omission, to issue a contribution notice against the Jacuzzi Indemnified Parties in relation to any UK pension plan in which SJI or any subsidiary of SJI is an employer. Further, UPI agreed that for a period of 12-months from the Closing Date, that it will not (and will use its best efforts to ensure that neither SJI nor any subsidiary of SJI will) engage in any action or inaction which in relation to any such UK pension plan would fall within the UK Pension Regulation clearance guidance note dated April 2005 as a 'Type A' event unless UPI procures that clearance is issued by the UK Pensions Regulator in relation to such event in terms which confirm that no Jacuzzi Indemnified Party shall be linked to a financial support direction or contribution notice in respect of such event.

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

The Board of Directors elected the new Directors as a means to facilitate the transition from the prior Board of Directors to the new Board of Directors. Messrs. Harrington, Fletcher and Dinerman retired as Directors on or about August 27, 2006. No new officers have been elected as yet by the Company although the Board appointed various officers to fill vacancies in the interim. On November 8, 2006, the Company filed Form 8K to announce Maria Yuen Man Lam's resignation as a director of the Company with effect from 4 January 2007 Although Soneet Kapila continued to serve as Corporate Monitor for the Company, on January 10, 2007, he applied to the Court to terminate his role as Corporate Monitor having determined that his function was no longer necessary. On January 22, 2007, the US District Court for the Southern District of Florida entered into its Order and the Corporate Monitor was relieved of his duties.

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

During the fourth quarter of fiscal 2005, the Company began marketing for sale certain assets associated with its UK thread gauge measuring business. On February 28, 2006, the Company concluded the sale of these assets for a nominal consideration. The assets sold comprised plant and equipment, inventories and goodwill. The acquirer paid (pound)1 sterling and assumed certain liabilities in respect of the leased premises from which the trade operates. The carrying values of the assets relating to this operation were written down to estimated fair value and the net operations, cash flows and assets have been presented as "Discontinued Operations" in accordance with Statement of Financial Accounting Standards ("SFAS") 144.

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

These various class action suits were subsequently consolidated. Thereafter, the defendants filed certain Motions to Dismiss with regard to the Complaint and on October 19, 2005, the U.S. District Court for the Southern District of Florida in Re Spear & Jackson Securities Litigation entered its Order regarding these Motions. The Order denied the Company's motion as well as that of Mr. Crowley, the former Chief Executive Officer of Spear & Jackson.. The Court granted the Motion to Dismiss on behalf of Mr. Fletcher, the Company's interim Chief Executive Officer, and also granted the Motion to Dismiss on behalf of the Company's former independent auditor, Sherb & Co., LLP. The class plaintiff subsequently filed an appeal regarding the trial court's decision to dismiss the case against Sherb & Co., LLP, which appeal is presently pending. No appeal was filed with respect to the decision to dismiss the case against Mr. Fletcher.

On July 7, 2006 the Company, Dennis Crowley and the Class Plaintiff reached a Memorandum of Understanding ("MOU"), which confirmed that the plaintiffs, the Company and Crowley in the class action had reached an agreement in principle for the settlement of this litigation, subject to Court approval. According to the terms of the MOU, the Company deposited the sum of $650,000 into a Qualified Settlement Fund, for disbursement to the Settlement Class pending approval of the Court. Subsequent to this, Sherb & Co. also agreed to the terms of the Settlement agreeing to contribute an additional $125,000.

On November 9, 2006, the Stipulation of Settlement was filed with the Court for preliminary approval. On January 31, 2007, the Court entered its Order Preliminarily Approving Settlement and Providing for Notice and Setting Class Action Statutory Settlement Hearing. The Order, for purposes of the proposed settlement certified a "Settlement Class" of persons (with certain exceptions) who purchased the Company's common stock between February 1, 2002 and April 15, 2004. The Order also approved as to form and content the Notice of Pendency and Proposed Settlement of Class Action and Summary Notice. The Settlement Hearing has been set for May 11, 2007 at 11:30 a.m. at the West Palm Beach, Florida Federal District Courthouse to determine whether the terms of the Settlement are fair, just reasonable and adequate to the Settlement Class, and should be approved by the Court; whether a final judgment should be entered dismissing the litigation; whether the proposed plan of allocation should be approved; and to determine the amount of fees and expenses to be awarded to plaintiffs' lead counsel. The Order also appointed a claims administrator and provided for notice to those who sought exclusion from the Settlement Class.

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

On September 6, 2005, the Company was served with a Shareholder Derivative Complaint, Hapka v. Crowley, et al. Case No: CA005068 filed on June 1, 2004 in the Circuit Court for Palm Beach County, Florida. The suit named the Company as a nominal defendant. Also named as defendants were former directors Robert Dinerman, William Fletcher and John Harrington, in addition to Dennis Crowley and the Company's prior independent auditors, Sherb & Co. LLP. The suit contains essentially the same factual allegations as the SEC suit, which was filed in April 2004 in the U. S. District Court for the Southern District of Florida, and the series of class actions claims initiated in the U.S. District Court, but additionally alleges state law claims of breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and lack of reasonable care by various or all the defendants.

Due to ongoing settlement discussions with the plaintiff's attorney, the Company had not responded to the Complaint. In August 2006 the Company entered into a settlement agreement with the plaintiff by agreeing to accept certain changes to its corporate governance procedures and the payment of up to $70,000 in legal fees. The settlement was filed with the Court in early November 2006, and if approved by the Court, will result in a dismissal of the suit and release the Company and the former director defendants Messrs. Robert Dinerman, William Fletcher and John Harrington, would be dismissed. Dennis Crowley and Sherb & Co. continue as defendants in this suit.

On February 2, 2007, the Circuit Court entered a Preliminary Approval Order preliminarily approving the partial settlement pursuant to the Stipulation of Settlement between plaintiff and the Company, including its former directors William Fletcher, John Harrington, and Robert Dinerman. The Court has set May 29, 2007 at 8a.m. at the West Palm Beach County Courthouse, for the Settlement Hearing to determine (i) whether the terms of the Partial Settlement are fair, just reasonable and adequate to the derivative stockholders and to the Company, and should be approved by the Court; (ii) whether a final judgment should be entered dismissing the litigation and releasing the defendants Spear & Jackson, as described in the Stipulation; and (iii) to determine the amount of fees and expenses to be awarded to plaintiffs' counsel. The Order approved as to form and contents the Notice of Partial Settlement and the mailing and distribution process. The Order also provided for notice to those who sought exclusion from the settlement.

There can be no assurance that the respective courts will approve either settlement.

SUMMARY OF PRINCIPAL OPERATIONS

Spear & Jackson, Inc., through its principal operating entities, as disclosed in note 1 to the financial statements, manufactures, factors and distributes a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools primarily in the United Kingdom, Europe, Australasia, North and South America, Asia and the Far East. These products are manufactured and distributed under various brand names including:

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

For further detailed financial information by reportable segment, including sales, profit and loss, and total asset information, see note 12 in the "Notes to the Condensed Consolidated Financial Statements" included within this Quarterly Report on Form 10-Q. Also included within note 12 is a detailed geographical analysis including sales, profit and loss, and total net asset information.

The Company's product offering comprises both own-manufactured items and products sourced from third party suppliers as fully complete factored products or semi finished products.

The Company's principal manufacturing sites can be summarized as:

         Name/Location                      Products Manufactured
         -------------                      ---------------------
A. UK:

         Neill Tools                        Hand tools
         Atlas Site, Sheffield

         Robert Sorby                       Woodturning tools
         Sheffield

         Bowers Metrology                   Precision measuring tools
         Bradford

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

Our strategy is to maintain and develop the revenues of our businesses through such methods as:

   o Maintaining and heightening the profile of our existing quality brand names. Such activity will comprise trade, general and TV advertising, extensive promotional work at trade shows, the development of corporate web sites, etc.

   o  Continuous product improvement and innovation.

   o  Increasing market share by offering highly competitive product offerings.

   o  The launch of new and innovative product and product ranges.

   o Improving manufacturing efficiencies and continually reviewing other cost saving measures.

The Company offers a comprehensive range of tools and equipment ranging from hacksaw blades to pliers, from secateurs to digging forks and from a simple red magnet to a computer controlled materials handling system.

The Company's policy is to support its core product offering with a pipeline of new products and range extensions. In the three months to December 2006 new product range launches and other significant product related business developments have included:

   o Within Neill Tools, the new "Predator X", marketed as the best performing hard point woodsaw available, has been accepted in the retail sector and the main launch to the UK DIY journals took place in January 2007. Additionally, the UK garden centre direct sales initiative has delivered volumes far in excess of original expectations. The investment in placing over 600 merchandisers throughout the UK will give returns not only in the current fiscal year but will also provides a base for growth next year.

   o The Eclipse Magnetics division has been focusing on filtration products aimed at domestic and industrial boiler systems, consumable hydraulic filters and products for filtering petroleum to be delivered to gas stations.

   o With the establishment of the Bowers Shanghai facility a new range of portable testing instruments has been launched and a catalogue covering all products offered by the Bowers Shanghai division has now been released. A significant expansion of this range is scheduled for the remainder of the fiscal year with two major product launches planned for the annual Control Exhibition to be held in Germany in May 2007. New products from the Bowers UK division include the "Snapmatic", which has now been released to all distributors worldwide.

   o Robert Sorby has promoted its "ProEdge" sharpening system and improved the profile of its retail operation, Turner's Retreat, with the launch of a new catalog and further development of the e-commerce site.

   o Spear & Jackson France continues to diversify its product range. There have been significant inroads in bonsai tools, and wood accessories such as wooden baskets, wooden crates and wheelbarrows.

   o Our Australasian divisions continue to develop and introduce new and extended products under the S&J brand across the garden digging, garden cutting, hand tool and masonry, hammer and air tool ranges.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting policies generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions.

Management's Discussion and Analysis or Plan of Operation in the Company's 10-K filing for the year ended September 30, 2006 included a detailed discussion which addressed our most critical accounting policies. The quarterly financial statements for the period ended December 31, 2006, attached hereto, should therefore be read in conjunction with that discussion.

These policies are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our most critical accounting policies are those relating to revenue recognition, foreign exchange risk, inventory valuation, pension and post-retirement benefit obligations and accounting for deferred and income taxes.

Since September 30, 2006 there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.

OVERVIEW

When compared to the equivalent period last year, the results for the quarter ended December 31, 2006 show an increase in sales of $1.88 million and a decrease in the operating loss from $2.09 million to $1.42 million.

Sales revenues for the quarter ended December 31, 2006 were $24.81 million, representing an increase of $1.88 million (8.23%) over the comparable period in the previous year. This increase was primarily attributable to favorable currency exchange fluctuations in the period of $1.73 million, and increased sales volumes of $0.34 million. These favorable volume and exchange movements were partially offset, however, by increased sales rebates of $0.19 million. Sales volume improvements were recorded in our Metrology, Magnetics, Robert Sorby, Australia, New Zealand and French divisions, but theses increases were mitigated by a volume decrease in our Neill Tools business. Once again, soft domestic retail demand in the UK, and the weak US dollar had an adverse effect on the division's sales in the first quarter of fiscal 2007. In addition, UK garden product sales were down compared to Q1 of fiscal 2006 as a result of sales direct into UK garden centers being lower than those into the previous wholesale channel.

Gross profit was $ 8.34 million (33.62%) for the period ended December 31, 2006 compared to $ 7.03 million (30.66%) for the prior year. The increase reflects the improvements in manufacturing efficiencies and the reduction of direct costs as a result of the extensive restructuring initiatives in our UK manufacturing operations. Own-manufactured product is being progressively replaced with factored items sourced from overseas thereby reducing costs and increasing profitability.

Selling, general and administrative expenses have increased by $0.64 million (7.11%) in the quarter. After eliminating the adverse impact of movements in average US$/sterling cross rates in the period ($0.74 million) and general inflationary increases ($0.22 million) the underlying trend is one of decreased SG&A costs.

As a result of the increase in sales volume, higher gross profits and higher overhead costs, the Company's Q1 operating loss has decreased by $0.67 million (31.83%) from a loss of $2.09 million in 2005 to a loss of $1.42 million in 2006.

The Company has started to benefit in the quarter from the various reorganization programs initiated in fiscal 2006. In November2006, the Company completed the closure of the remaining element of its manufacturing site at Wednesbury. All warehouse and distribution operations previously carried out at that location were transferred to the Company's principal UK manufacturing site, Atlas, in Sheffield. Additionally, in the final quarter of the year, the Company performed a review of its remaining UK manufacturing operations. Certain manufacturing activities at the Atlas site were also closed down in the final quarter of fiscal 2006. Additionally, in December 2006, the Company ceased magnet production at its Sheffield plant and relocated its remaining operations to the Company's Atlas site.

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

RESULTS OF OPERATIONS

The following discussion provides a review of results for the three months ended December 31, 2006 compared to the three months ended December 31, 2005.

Summary Profit and Loss Account Data:

                                                Three Months ended December 31,
                                                 2006         2005      % Change
                                                  $m           $m

Sales ....................................       24.81       22.93        +8.23
Cost of goods sold .......................      (16.47)      (15.9)       +3.61
                                                ------       -----
Gross profit .............................        8.34        7.03       +18.68
Selling, general and
  administrative expenses ................       (9.76)      (9.12)       +7.11
                                                ------       -----
Operating loss ...........................       (1.42)      (2.09)      +31.83
Other income .............................        0.05        0.01         +488
Unusual or infrequent items ..............        0.07        0.00         +100
                                                ------       -----
Loss from continuing operations
  before income taxes ....................       (1.30)      (2.08)      +37.58
Income tax (provision) benefit ...........       (0.05)       0.41       (87.98)
Net loss from discontinued operations ....        0.00       (0.01)        +100
                                                ------       -----

Net loss .................................       (1.35)      (1.68)      +19.65
                                                ------       -----

Effective tax rate .......................       (3.85%)     19.86%
                                                ------       -----

As a percentage of sales:

Gross profit .............................       33.62%      30.66%
Selling, general and
  administration expenses ................       39.36%      39.77%
Operating loss ...........................       (5.74%)     (9.11%)
Loss from continuing
  operations before income taxes .........       (5.24%)     (9.08%)
Net loss .................................       (5.44%)     (7.32%)

Note: The percentage and percentage change data shown above have been calculated from the Consolidated Statements of Operations included within the Financial Statements attached hereto. The financial data shown in the Financial Statements is given in thousands rather than the millions presentation adopted in the table above.

SALES

Sales from continuing activities increased by $1.88 million (8.23%) from $22.93 million in the three months ended December 31, 2005 to $24.81 million for the three months ended December 31, 2006.

The net increase in sales is analyzed as follows:

                                                              Three months ended
                                                              December 31, 2006
                                              Note            $m

Effect of exchange rate movements ......      (a)              1.73

Sales volume increases .................      (b)              0.34

Increased rebates ......................      (c)             (0.19)
                                                              -----
                                                               1.88
                                                              =====

Analyzed by principal business segment, the net sales increase is as follows:

                                                              Three months ended
                                                              December 31, 2006
                                              Note            $m
a) Hand and garden tools

   Effect of exchange rate movements ...      (a)              1.18
   Sales volume increases ..............      (b)              0.24
   Rebates .............................      (c)             (0.19)
                                                              -----
                                                               1.23
                                                              -----
b) Metrology tools

   Effect of exchange rate movements ...      (a)              0.30
   Sales volume increases ..............      (b)              0.01
                                                              -----
                                                               0.31
                                                              -----
c) Magnetic products

   Effect of exchange rate movements ...      (a)              0.25
   Sales volume increases ..............      (b)              0.09
                                                              -----
                                                               0.34
                                                              -----
   Total                                                       1.88
                                                              =====

Notes:

(a) The functional currencies of the group's revenues are UK sterling, the Euro, the Australian and New Zealand dollar and the Chinese Yuan. The principal functional currency is sterling and the variation in the average US$/(pound) cross rate in the three month period to December 31, 2006 compared to the comparable period last year has had a significant favorable impact on the US dollar value of the group's sales. The average US$/(pound) cross rates in the periods under review can be summarized as:

                                                  Average Cross Rates
                                                  -------------------
                                          2006          2005         % Movement

      3 months ended December 31,        1.9105        1.7474           9.33

(b) The trading environment in our principal markets was again challenging as a result of flat consumer demand, continuing competition from rival suppliers across a number of product ranges and the increasing practice of major retail customers promoting own label offerings sourced from the Far East at the expense of S & J Company product.

      Despite the ongoing trading conditions all of our divisions, with the exception of Neill Tools, have witnessed favorable sales volume growth in the period under review. Neill Tools has suffered from subdued UK consumer demand and rescheduled orders in both the UK and export markets. Elsewhere, growth has been more forthcoming, especially in Australia, where a successful air tools promotion has increased sales.

      Despite the less than favorable market conditions in the Metrology and Magnetics products divisions, sales volumes have increased. This increase arose from incremental sales growth in the Metrology division's distribution facilities in Maastricht and Shanghai (the latter business only started to trade in the second quarter of fiscal 2006) and increases in sales in Eclipse Magnetics with both the filtration and separation ranges featuring prominently.

(c) Sales rebates charged in the period ended December 31, 2006 amounted to $1.26 million compared to $ 0.99 million in the three month period ended December 31, 2005. The increase is primarily due to increased trading volumes in Australia and the variation in exchange rates.

SEGMENTAL REVIEW OF SALES

We aim to maintain and develop the sales levels of our businesses through the launch of new products, the improvement of existing ranges and the continued marketing of our portfolio of brands in order to retain and gain market share.

Sales and revenue details on a segment basis are as follows:

NEILL TOOLS

Sales for the quarter ended December 31, 2006 of $9.28 million showed a marginal decrease over last years sales of $9.29 million. The decrease was attributable to adverse volumes of $0.83 million, favorable exchange rates of $0.79 million and decreased rebates of $0.03 million.

Neill Tools continued to experience particularly tough trading conditions in the period under review in both its export and home markets. The UK retail sector, once again, has reported a downturn in consumer spending that has had an impact on our hand and garden tools sales. Against this difficult trading backdrop there were a number of encouraging developments. For example, the UK garden centre initiative has shown encouraging signs, delivering volumes greater than our original expectations. Over 600 Spear & Jackson merchandiser stands have been placed in garden centers throughout the UK. The timing of the sales made direct to UK garden centers has had an adverse effect on current quarter sales when compared to Q1 2006 when the route to market was via wholesalers. It is expected, however, that these shortfalls will be recovered in the forthcoming quarter. Positive returns are anticipated from these merchandisers in this financial year and it is hoped that the current trading results will provide a base for future growth in this area. Additionally, the new "Predator X", recognized as the best performing hard point wood saw, has been accepted within the retail sector and the main launch to the DIY journals took take place in January 2007.

In the export market sales were 8% down compared to the same period last year, mainly attributable to the timing of key account orders moving into April 2007. The export market continues to be driven by demand for our hacksaw blades. Sales of these products now represent 60% of our industrial tools' revenues and strategies are being prepared to spread this sales concentration risk through the development of higher margin product ranges, brand presence and new product development.

Gross margins have improved considerably when compared to the same period last year despite the strength of the US dollar providing margin challenges within currency driven markets. The main drivers behind the increased margins were the reduction in fixed production costs and the outsourcing of previously manufactured products. As previously reported, on November 2006, the company completed the closure of the remaining element of its manufacturing site at Wednesbury, England. The site closure forms a key part of the Company's UK manufacturing strategy to regenerate and modernize key areas of the hand and garden tools businesses. All warehouse and distribution operations previously performed at this location have now been transferred to the Atlas site in Sheffield. The manufacturing and assembly functions formally carried out at the Wednesbury site have been outsourced to suppliers based outside the UK. As a further element of its UK reorganization program, in the third quarter of fiscal 2006 the company announced that certain manufacturing operations carried out at its Atlas site would also cease. We are now witnessing the beneficial effects of both of these restructuring initiatives, including fixed cost reductions and improved customer service and satisfaction.

Improvements in manufacturing costs continue to be the focus of management to improve competitiveness in new and existing markets.

Going forward, the main challenges for the business centre in the continuing reduction of the manufacturing cost base and driving innovation and new product development in line with our core brands and competences. Demand for the new "Predator " woodsaw range will continue to drive UK manufacturing as we focus on improving our output to satisfy the demand from our markets.

ECLIPSE MAGNETICS

Revenues for the quarter showed a $0.35 million increase over last year's figures (2006 $2.95 million, 2005 $2.6 million) with favorable exchange movements of $0.25 million and volume increases of $0.1 million.

Overall, sales for the quarter were 2% higher than in the first quarter of fiscal 2006. The net increase represents a 16% sales volume growth in our export markets offset by a 9% reduction in our home sales. The UK market has reflected global industrial economic conditions with our Magnetic Materials products suffering reduced demand within the Industrial distribution sector. Likewise, a downturn in capital expenditure in the Engineered Products market is having a direct impact on our project based business. Export markets have, however, shown increases in the quarter driven by the supply of new separation based products into Germany.

Competition from the Far East remains the main threat, whether directly or through agents, as we continue to see the emergence of more and more companies in our trading markets offering high quality goods at low market price points.

Gross margins have remained the same as the comparable period last year. This was achieved despite a weak US$ and the cost of key primary materials, steel, nickel and cobalt increasing during the period, with cobalt and nickel trading at a 8 year high. This increase has and will continue to put pressure on our margins and, although we were able to pass on this increase as a surcharge within certain sectors, our main customers will not accept such surcharges until supply contract renewal dates.

On August 11, 2006, the company announced both the cessation of certain manufacturing activities at its site in Sheffield, England and the relocation of its remaining business to the Atlas site, Sheffield. This site consolidation forms another part of the Group's strategy to regenerate and modernize operations and to reduce costs. The relocation was completed in December 2006 and this reduction in direct costs and improvements in manufacturing efficiencies continues therefore, to be the focus of management to improve competitiveness in new and existing markets.

Looking forward, the main challenge remains the distancing of rival Far East manufacturers from our key customer base. Our commodity-based business is under continued threat but to counter this, we continue to promote the attractiveness of our product by offering added value options to our customers. At the same time we are taking positive steps to improve our manufacturing process and product sourcing.

The continued price increases of neodymium, nickel and cobalt, which are already having an adverse impact on our margins, will continue to do so if prices keep increasing. To counter this management continues to follow a strategy of new product development as a key driver in increasing market share within key product segments, active cost control and manufacturing efficiencies.

ROBERT SORBY

Sales for the first quarter were $0.21 million more than the comparable period last year last year (2006 $1.52 million, 2005 $1.31 million), attributable to favorable exchange variances of $0.13million and increased volumes of $0.08 million.

Following the difficulties of the last fiscal year which was one of the most challenging periods faced by Robert Sorby for many years, the first quarter of fiscal 2007 has witnessed improvements in both home and export retail sales. This has resulted in an overall 6% increase in sales over the previous year.

Our North American business picked up on the back of increased retail activity, including a program of in-store demonstrations and retail shows across the United States and Canada in October and November. Additionally, one of our leading US customers held a month long promotion of our lines and we introduced a short range of timber framers' slick which was immediately listed by two specialist customers.

In the UK trade sector we have continued to support our network of dealers with intensive participation in their in-house shows, thereby allowing us to actively promote and demonstrate our new "Pro-edge" sharpening system to consumers around the country. Our retail operation has continued to improve its image in the market place with attendance at major woodworking shows, the promotion of its own in-house events and the launch of a new 88-page mail order catalogue with over 50 new product lines. The greatest progress, however, continues to be made within our e-commerce site, which now attracts business from all over the world.

Gross margins in the period have improved when compared to the same period last year, mainly attributable to a more favorable mix of product sales. At the same time overhead costs have been rigorously held in check. During the quarter a new CNC and drilling machine was procured in order to bring operations in-house thereby reducing operating costs and improve service on key items. This is part of our long- term strategy to rationalize and up-date our manufacturing facility.

Looking forward the business climate remains uncertain. One of the biggest factors which could impact adversely upon our business is the continuing weakness of the US dollar against the pound sterling. Most of our North America customers operate annual mail order catalogs and so are locked into fixed pricing structures. The weakening of the dollar constantly eats into their gross margins making UK products an increasingly far less attractive proposition. The launch of the new "Pro-edge" sharpening system has created a number of new opportunities, but given the increases in domestic demand and the relative complexities of marketing electrical products in international markets, the full launch of this product is to be phased in over a period of time and should be completed by the end of fiscal 2007.

BOWERS

Sales for the first quarter have increased by $0.31 million (7.6%) from $4.07 million in Q1of fiscal 2006 to $4.38 million in Q1 of fiscal 2007. This increase is attributable to favorable exchange rate variances of $0.30 million and increased volumes of $.01 million.

Increased quarter one sales were mainly due to the activities in our Maastricht and Bowers Shanghai divisions as well as strong export sales in our Bowers German, Italian and USA markets.

The Shanghai facility is currently operating as a quality control and administration centre for products being shipped to Europe. A new range of portable testing instruments was launched in the quarter and a catalog covering all of the products offered by the Shanghai division has been printed and released. Activities in Shanghai will be further enhanced when manufacturing operations commence in quarter 2 of Fiscal 2007.

Growth in the UK based UK markets has been rather more subdued with disappointing results in the value Systems and Specials division products. The UK market remains the main concern, with the double threat of competition from low cost imports and a shrinking industrial market place.

Gross margins have been in line with budgets with some higher than expected machinery maintenance costs being offset by improved margins on imported products due to the weakness of the US $. Energy costs and raw material costs have now stabilized but are still running at significantly higher than historic levels. Initiatives have been put in place to source non-sensitive components and packaging from overseas low cost centers in order to compensate for these increases. A full product review of our low-end Engineers' hand tools is underway with a view to making substantial cost savings in this area.

The employment of skilled labor in the UK manufacturing division continues to be challenging with fewer graduates choosing engineering as a career. New capital expenditure programs for CNC machinery are currently being investigated in order to counter this shortage of labor.

The outlook for the remainder of fiscal 2007 remains positive as long as we can rectify the disappointing first quarter sales in the UK domestic division. With Machine Tool sales running at a 5 year high, we expect to see the benefit of this in the coming months due to the normal investment trend of measuring equipment being purchased to compliment this Machine Tool expenditure. Providing the pound does not strengthen further against the US $ we expect export markets to remain buoyant for the rest of the year.

Looking forward, demand for our own manufactured hand tools will continue to face further pressure from cheap Far East imports. The company recognizes that new products are the key drivers for growth in the business and several significant new products are due to be launched during the current fiscal year.

S&J FRANCE

Sales in the quarter have increased by $0.24 million from $1.94 million in 2005 to $2.18 million in 2006, the increase being attributable to favorable exchange rate variances of $.15 million and increased volumes of $0.09 million.

While our traditional garden tool sales have continued to be effected by intense competition, and the increasing flow of cheap Asian and Far Eastern imports, our product diversification in the quarter has more than accounted for the increased sales volumes. We have noticed that garden tools have a tired image in the garden centers and what are now attracting the most attention are garden associated leisure products such as garden furniture, and barbecue accessories. With this in mind we have tried to launch new products which are competitive in terms of price and which are associated with this garden leisure theme such as bonsai tools, wooden baskets, wooden crates, repotting tables and decorative wooden wheel barrows.

Despite our success in product diversification our base garden tool business is suffering. The French economy remains subdued and business conditions in the Company's principal markets have continued to mirror this depressed retail environment. French garden product trade associations have spoken of up to 5% in the value of garden tools. This reflects both reductions in the volume of products sold and the lowering of retail price points through an increasing amount of entry level products sourced, typically, from the Far East. Additionally, competition remains intense in the French garden products market with a number of suppliers trying to secure business with a shrinking base of retail outlets. This competition inevitably leads to pressure on margins and the situation is exacerbated by our sales profile where 40% of our turnover is concentrated on two customers. This makes price negotiations difficult and can result in additional incentives, e.g. rebates being offered, as a matter of course, in order to gain orders.

We continue to feel the effects from the increasing flow of cheap Asian and Far Eastern imports which puts pressure on turnover and margins. These pressures are being intensified with the opening of specialist cut-price garden stores.

In order to relieve these margin pressures the Company continues to look for new suppliers in China and India in order to drive down product costs. Quality control and reliability of delivery times will be a key criteria here to ensure that the Company's branding and market reputation are not compromised. The Company will continue to concentrate on marketing activity to promote its principal brands and to secure new listings. Such activity will centre on the publication of a new 2007 product catalogue, improvements to the Company web site, advertising, newsletters, e-marketing, etc.

As sales of traditional product lines decline (forks, hooks, snow tools, etc.) it is clear that we must offer new product ranges and that we are able to offer quality products at lower price points. We will therefore focus on new product development as a way of both improving margins and eliminating the seasonal peaks that are typical of the garden products business.

AUSTRALASIA

Sales have increased by $0.79 million (21.31%) from $3.71 million in Q1 of 2006 to $4.5 million in Q1 of 2007. Volume increases of $0.89 million and favorable exchange rate variances of $.12 million were partially offset by increased sales rebates of $0.22 million.

The sales volume increases have occurred both within our Australian and our New Zealand divisions.

In Australia, while imported house brands and the ongoing drought impeded sales of garden products compared to the previous year, this was offset by improved sales in core masonry and hand tool products. The most significant factor behind the increase in sales, however, was due to the increased air tool promotions within our major customers. This increased promotional activity has been reflected in the higher levels of sales rebates.

Likewise, New Zealand sales have benefited from increased promotional activity due to the release of new ranges of Spear & Jackson petrol generators, air compressors and trade digging tools. Customer confidence is at a high in New Zealand with reduced fuel prices resulting in increased disposable income.

As a result of increased sales levels, improved sourcing, wholesale and currency price gains, and changes within the sales and customer mix of the businesses, gross margins have seen a considerable improvement over the same period last year.

Despite quarter one achievements, the Australian and New Zealand markets continue to be highly competitive as a result of Asian imports and retailers promoting those brands at the expense of comparable S&J products. This practice has placed, and will continue to place, added pressure on our sales, margins and market share. Overall, sales to our major customers reflect the continued expansion and domination of the market by the major corporate retailers who continue to expand their market share at the expense of the traditional independent retail groups. As such, our sales mix reflects this trend with sales growth continuing in the corporate sector whilst sales to the independent retailers continue to decline. Our objective going forward is to spread our exposure to the corporate sector by increasing our sales and market share in the independent and industrial markets.

A major focus going forward will be the promotion and marketing of Spear & Jackson brands to gain incremental sales and profit growth together with aggressive pricing strategies to maintain and improve market share in all the categories in which we compete. The division will also continue to develop and introduce new and extended ranges under the S&J brand across our garden digging, cutting, hand tool, masonry, hammer and air tool ranges as a further lever to generate additional revenues and as a means of distancing ourselves from low-end house brands.

COSTS OF GOODS SOLD AND GROSS PROFIT

Summary details regarding costs of goods sold as a percentage of sales and gross profit margins in the periods under review are as follows:

                                                     Three months ended
                                             December 31,           December 31,
                                                 2006                   2005
                                                   %                      %

Cost of goods sold as a % of sales               66.38                  69.34

Gross profit margin                              33.62                  30.66

Costs of goods sold increased to $16.47 million in the three month period ended September 31, 2006 from $15.9 million in 2005.

The increased gross margin in the period under review and the decrease in cost of goods as a percentage of sales reflects the improvements in manufacturing efficiencies and the reduction of direct costs as a result of the extensive restructuring initiatives in our UK manufacturing operations. The UK manufacturing reorganization program, initiated in the last quarter of 2005, and continued in the second and subsequent quarters of Fiscal 2006 with the announcement of the closure of our manufacturing site at Wednesbury in the UK, the relocation of the UK central warehouse to the Atlas site in Sheffield and the cessation of certain manufacturing activities in the UK magnetics division has had, and will have, a beneficial effect on margins. Own-manufactured product is being progressively replaced with factored items sourced from overseas thereby reducing costs and increasing profitability.

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

EXPENSES

Selling, general and administrative (SG&A) expenses increased by $0.64 million (7.11%) from $9.12 million in the quarter ended December 31, 2005 to $9.76 million in the quarter ended December 31, 2006.

The principal reasons for the movements are as follows:

                                                        Increase over Prior Year
                                                             Quarter ended
                                                              December 31,
                                                                  2006
                                                                   $m
a)    Impact of movements in average
      US$/sterling cross rates in the period                      0.74

b)    Decreased FAS87 pension costs                              (0.07)

c)    Bowers Shanghai quarter 1 2007 costs                        0.12

d)    Inflationary increases                                      0.22

e)    Other net decreases                                        (0.37)
                                                                 -----
Total net increase in SG&A expenses                               0.64
                                                                 =====

OTHER INCOME AND EXPENSES

Other income and expenses has moved from a net credit of $.01 million in Q1 of 2006 to a net credit of $0.05 million in Q1 of 2007.

This increase is due to the increased level of bank interest receivable levels in Q1 of 2007 in the UK and Australian divisions. In particular, the UK cash balances during the latter part of fiscal 2006 benefited from the receipt, in July 2006, of sale proceeds of $4.8 million relating to the remaining element of the Company's Wednesbury manufacturing site. This has resulted in higher interest receivable levels in the UK.

UNUSUAL OR INFREQUENT EVENTS

Unusual or infrequent events comprise a $0.09 million credit in relation to the deferred portion of the gain arising on the sale of the Wednesbury land and buildings and a $0.01 restructuring charge. As previously reported, the Company completed the sale of the remaining element of its industrial site at Wednesbury, England on July 27, 2006. The conditions of the sale agreement stipulated that the Company could occupy the site, for a peppercorn rent, until November 30, 2006. In the financial statements for the year ended September 30, 2006, $88 of the gain on the sale of the site was deferred. This deferral represented the fair value of rentals during the period of occupation from the sale of the site until November 30, 2006,the planned closure date. The Wednesbury site was vacated on schedule and the deferred element of the gain has accordingly been released to the profit and loss account in the three month period under review. The $0.01 million charge relates to that element of employee severance costs in connection with the reorganization of the Wednesbury and Atlas sites which did not become payable until completion of the relevant reorganizations in December 2006.

INCOME TAX

An income tax charge of $0.05 million arose in the quarter to December 31, 2006 compared to a credit of $0.41 million in the comparable period last year.

Income taxes represented 3.85% of the loss before tax in 2006 and 19.86% of the loss before tax in 2005.

In general, differences between the Company's effective rate of income tax and the statutory rate of 35% result from such factors as: tax charges in certain overseas subsidiaries within the Spear & Jackson group being taxed at rates different from the statutory rate; the utilization of tax losses which are not recognized within the deferred tax computation, the provision of valuation allowances against potential deferred tax assets regarded as non-recoverable and permanent differences between accounting and taxable income as a result of non-deductible expenses and non-taxable income.

The principal reasons for the significant fluctuations between the effective rates of tax and the US Federal statutory rate in the periods under review are summarized below:

      i) As a result of pre-tax losses in the UK in the three months to December 2006 and the benefit of a tax deduction (spread over 4 years) in respect of the special contribution of $7.2 million that was made to the Company Pension Plan in fiscal 2005, tax losses have been generated in certain of the UK companies. Valuation allowances of approximately $0.38 million have been applied to these losses as a recent history of losses and other factors has precluded the Company from demonstrating that it is more likely than not that the benefits of these operating loss carry forwards will be realized.

      ii) Income within certain overseas subsidiaries within the Spear & Jackson Group is taxed at different rates from the effective rate. The typical local taxation rate suffered by the Company's non-US overseas subsidiaries is approximately 30% compared to a US Federal Statutory rate of 35%. The effect of applying a rate of 30%, as opposed to 35%, to the Company's results is a tax debit of approximately $0.06 million.

      iii) Permanent differences between accounting and taxable income as a result of non-deductible expenses have had the effect of increasing the taxation charge by $.04 million.

      iv) In addition, the rate of tax has been increased as a result of losses that have been incurred in the United States for which no utilization against future income is envisaged in the short term and to which a valuation allowance has therefore been applied (tax impact $0.03 million).

NET LOSS FROM CONTINUING OPERATIONS AFTER INCOME TAXES

Our net loss from continuing activities after income taxes was $1.35 million for the three months to December 31, 2006 (2005: $1.67 million).

DISCONTINUED OPERATIONS

Discontinued operations in the results for the quarter to December 31, 2005 relate to the Coventry Gauge thread gauge measuring division of the Metrology Division, based in the UK, and the Megapro screwdriver division of Spear & Jackson, Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents amounted to $11.08 million at December 31, 2006 ($9.93 million at September 30, 2006), working capital (excluding deferred taxes) totaled $31.86 million ($30.25 million at September 30, 2006) and our stockholder's equity was $21.53 at December 31, 2006 ($21.84 million at September 31, 2006).

Net cash generated from operating activities in the quarter ended December 31, 2006 was $0.59 million compared to $1.41 million in the three months ended December 31, 2005. This decrease of $0.82 million primarily arises from:

   -  decrease in trade working capital inflows of $0.60 million (21.9%)

   - decrease in net inflows from other assets and liabilities (including taxation) of $0.96m (294%)

   - Reduction in net loss (adjusted for depreciation, gain on sale of land and buildings and deferred income taxes, etc) of $0.74 million (45.2%) as dealt with in the commentary of results above.

The reasons for these trade working capital variances and movements in other assets and liabilities are summarized below:

(a)   Trade working capital variances.

      The net decrease in cash inflows derived from decreases in trade working capital is as follows:

                                                        Note           $ million

      Decreased inventory inflows                       (i)              (0.17)
      Decreased trade receivable inflows                (ii)             (0.67)
      Decreased trade payable outflows                  (iii)             0.24
                                                                         -----
                                                                          (0.6)
                                                                         -----

i) The inventory inflows for the three months to December 31, 2005 benefited from the rigorous inventory reduction program initiated within the UK hand and tool division at the beginning of fiscal 2006. By September 30, 2006 stock levels across most of the divisions, especially those undergoing manufacturing reorganization programs, had decreased. In addition, the UK manufacturing reorganization program had also begun to take effect at September 30, 2006 with a number of divisions recording lower inventory levels following the move to factored rather than own-manufactured product. As a result therefore, stock reductions in the quarter to December 31, 2006, in certain UK operations were not as pronounced as in the comparable period under review. In Eclipse Magnetics, however, where the reorganization plans were initiated at a later date, there have been significant stock reductions in the three month period to December 31, 2006. Elsewhere, in Australia and New Zealand, for example, stock levels were higher than last year due to lower December 2006 sales.

ii) The decrease in trade receivable inflows is primarily due to an increase in debtors days outstanding in certain of our operating divisions when compared to last year and the differences in sales profiles. For example, payment terms can range from 30 days to 90 days dependant upon whether the customer is home or export based. The differing sales profiles can have a significant impact upon trade receivable levels when comparing one period to another.

iii) Decreased trade payable outflows of $0.24 million mirror the inventory movements discussed in i), above although the favorable variance has been diluted by increasing levels of purchases of factored goods from overseas suppliers on reduced settlement terms.

(b)   Variances in cash flows attributable to other assets and liabilities

i) The major contributory factor is the $1.31 million payment of severance and move costs associated with the UK manufacturing reorganization programs at Wednesbury, Atlas and Eclipse. For the three month period to December 31, 2005 $ 1.3 million had been defrayed.

The adverse effect of the above has been mitigated by:

i) Reduced accrual levels at December 31, 2006 compared to December 31, 2005 in trading entities in line with the reduction in trading activity levels.

ii) Other receivables, which, due to the Christmas holiday period, were received in January 2007 instead of December 2006.

Cash inflow from investing activities in the three months to December 31, 2006 was $0.003 million compared to a $0.26 million outflow in 2005. This is attributable to lower levels of capital expenditure in the quarter to December 2006, and higher levels of proceeds from the sale of property plant and equipment.

Net cash used in financing activities was $0.73 million in the quarter to December 31, 2005 (December 31, 2006 $nil). The outflow in 2005 represents the repayment of the UK bank overdraft at September 30, 2005 which had been utilized following the payment of the second element of a special pension contribution to the UK Pension Plan in September 2005.

BANK FACILITIES

The UK subsidiaries of Spear & Jackson plc and Bowers Group plc maintain a line of credit of $8.8 million. This is secured by fixed and floating charges on the assets and undertakings of these businesses. Of the total facility, $5.9 million relates to bank overdrafts and $2.9 million is available for letters of credit. These facilities are denominated in British pounds. The overdraft carries interest at UK base rate plus 1%. At December 31, 2006 and September 30, 2005 the company had $nil outstanding under the overdraft line and $0.06 million in outstanding letters of credit (September 30, 2006: $0.6 million).

The French and Australian subsidiaries of Spear & Jackson plc maintain short-term credit facilities of $2.8 million denominated in Euros and Australian dollars. The facilities comprise bank overdraft lines, with interest rates ranging from 6.8% to 12.6%, together with facilities for letters of credit and the discount of bills receivable. There was nothing outstanding under the overdraft lines at both December 31, 2006 and September 30, 2006. $0.5 million of letters of credit and bills were outstanding under these facilities at December 31, 2006 (September 30, 2006: $0.5 million).

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

The Company's bank accounts held with the HSBC Bank plc by UK subsidiaries of Spear & Jackson plc and Bowers Group plc form a pooled fund. As part of this arrangement the companies involved have entered into a cross guarantee with HSBC Bank plc to guarantee any bank overdraft of the entities in the pool. At December 31, 2006 the extent of this guarantee relating to gross bank overdrafts was $22.9 million (September 30, 2006 $21.6 million). The overall pooled balance of the bank accounts within the pool at December 31, 2006 was a net cash in hand balance of $6.6 million (September 30, 2005 $5.4 million).

The bank overdraft and other facilities of Spear & Jackson Australia Pty. Limited have been guaranteed by its immediate parent, James Neill Holdings Limited and the bank overdraft and other facilities of Spear & Jackson France SA have been guaranteed by Spear & Jackson plc.

Historically, our business operations have been funded from net operating income supplemented, where necessary, by utilization of the UK, French and Australian banking facilities described above. We believe what we have sufficient capital resources, liquidity and available credit under our current principal banking facilities supplemented, where necessary, by temporary increases, to sustain our current business operations and normal operating requirements for the foreseeable future.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company makes a range of contractual obligations in the ordinary course of business. The following table summarizes the Company's principal obligations at December 31, 2006:

                             Total Amount       Payments due by period ($m)
                             Committed      1 year     1-3      4-5      5 years
Contractual obligation       ($m)           or less    years    years    or more

Capital lease obligations    1.0            0.5        0.3      0.2      -
Operating leases (note a)    5.9            1.1        2.0      1.5      1.3
                             ---            ---        ---      ---      ---
                             6.9            1.6        2.3      1.7      1.3
                             ---            ---        ---      ---      ---

(a) Amounts represent the minimum rental commitments under non-cancellable operating leases.

(b) Excluded from the above tables are the amounts payable by the Company to the UK defined benefit pension plan as future funding obligations over the five year term shown above cannot be accurately forecast. The annual contribution rate is set annually by the actuary in accordance with the applicable UK regulatory legislation. In the year ended September 30, 2006 the Company paid $3.4 million into the plan. With regard to the year ended September 30, 2007, in the ten month period to July 31, 2007 the level of contributions will be approximately $3.1 million. Contributions after that date will be determined after consultation between the Company, the actuary and the pension plan trustees. Following the introduction of new UK pension legislation it is anticipated that post July 31, 2007 Company contributions will increase to approximately $5.9 million per annum.

(c) As at December 31, 2006, the Company had letters of credit of $0.56 million outstanding, which are secured by the UK and Australian credit facilities.

At December 31, 2006 the Company had no material off-balance sheet arrangements other than the non-debt obligations described in contractual obligations above.

OUTLOOK

We anticipate that, because of the seasonal demand increase in our garden products businesses in the UK and France, and a partial recovery of the low level of December sales, an operating profit (before the inclusion of FAS 87 pension charges) of approximately $2.2 million will be recorded in Quarter 2. After taking into account quarterly pension charges of $2.1 million a small operating profit is forecast for Quarter 2. This result is dependant upon current forecast sales levels being realized with no significant sales revenue either being lost or being deferred into future quarters. Although current forecasts indicate a small operating profit for Quarter 2, the trading profit for the year is still anticipated to be a loss, as all base trading profits will be eliminated by the significant non-cash pension charge calculated in accordance with FAS 87. The Company's actuaries anticipate that the charge will be $8.0 million for fiscal 2007 compared to $8.4 million for fiscal 2006. As a result of the level of pension charges the Company does not anticipate returning a net profit after tax for fiscal 2007. Management will consider all available operational strategies to mitigate the negative impact of trading losses which arise as a result of the high pension costs during the forthcoming year.

During the later part of fiscal 2005 and during 2006 the Company performed a detailed review of its UK manufacturing operations to identify initiatives to combat declining sales performance and the increase in low price point imports from Far Eastern markets. The implementation of a number of strategies to reduce its ongoing cost base was carried out during the year. In January 2006, the Company announced the closure of its Wednesbury manufacturing and distribution facility and the relocation of the central UK warehousing facility to the Atlas site in Sheffield, England. This was completed by the end of November 2006. In fiscal 2005 the Company had previously sold the excess element of its site and on July 27, 2006 the Company completed the sale of the remaining element of the Wednesbury property. Funds realized from the disposal have been used to finance the closure costs associated with the Wednesbury site with any excess sale proceeds being reinvested in the business.

In addition, in the third quarter of fiscal 2006 the Company announced the cessation of certain manufacturing operations at its Atlas site. Likewise, on August 11, 2006 the Company's UK subsidiary, Eclipse Magnetics, announced that the Company would cease a number of its manufacturing activities at its site in Sheffield and that the remaining elements of the business would also be transferred to the Atlas Site. This reorganization was completed in December 2006.

The Wednesbury site closure, the Atlas reorganization and the Eclipse restructuring and relocation form part of the Company's UK manufacturing reorganization program which has been initiated to regenerate and modernize key areas of the hand and garden tools and Eclipse businesses. The closures will enable the Company to consolidate its sites and will allow the Company to develop a modern manufacturing, warehouse and distribution facility which will be well placed to meet the current and future needs of its customers. The changes made to the shape and structure of the UK business are significant and it is therefore probable that, in the short term, the cost savings that the reorganizations will deliver will be diluted whilst new procedures and processes are being established. The results foe the quarter ended December 31, 2006 show, however, an improvement in the Company's gross margins from 30.66% in Q1 of 2006 to 33.62% in the current quarter which demonstrates that these initiatives are already impacting positively on the business.

Given the competitive markets in which we operate, we will continue to look at further initiatives to rationalize underperforming areas of the business and to monitor operational infrastructures in the United Kingdom, particularly overhead costs, to ensure that these are as cost efficient as possible and at a level appropriate to the needs of the business.

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

As with the Company's UK hand and garden tool businesses, and despite strong trading performances in Quarter 1,our Australasian and French subsidiaries continue to experience difficult trading conditions because of flat retail demand, increased levels of competition from Far East imports, reduced consumer spending and the increasing trend of retail groups to consolidate and to increase their promotional activity of house brands.

To counteract such factors, the management of these operations has developed and introduced a number of new and extended ranges and promotional programs. Going forward it is anticipated that these ranges should deliver incremental sales and margin growth. Additionally, overhead reduction programs are ongoing as management continues to focus on the removal of all excess costs from the businesses.

Within the Metrology division, the new selling and distribution outlet in Maastricht is now fully operational. In the future, this revenue and earnings growth will be enhanced by the division's operation in Shanghai, China. Currently this acts as a quality and distribution centre, but in Q2 of fiscal 2007 its business will be expanded to include a manufacturing facility.

Looking forward, demand for our own manufactured metrology hand tools will continue to face further pressure from low cost Far East imports. The Company therefore recognizes the need to focus its UK manufacturing sites on producing more high technology products and measuring solutions. New products are the key drivers for growth and several new ranges are due to be released during fiscal 2007.

Our businesses will again face the issues of increased costs and margin erosion as a result of raw material, fuel and other utility price increases, interest rate increases, the $8.0 million FAS 87 pension charge and a weak dollar. This will again put pressure on our margins and overhead costs, and wherever possible, these increases will be passed on though sales price increases.

Any strengthening of the US dollar would impact favorably on the business as it would benefit our sales into a number of export markets where sales are denominated in US$. The beneficial impact would be diluted, however, by the increased pressure that such a strengthening would have on the sterling value of products and materials purchased in US$.

Current trends, however, suggest a continued weakening which will place additional pressure on export sales, particularly from the UK.

In the forthcoming months we will continue to focus on improving cash generation. As explained above, during fiscal 2006 the Company announced the closure of its Wednesbury site and the relocation and reorganization of its Eclipse and Atlas sites. In addition, therefore, to normal trading cash requirements, in the first quarter of fiscal 2007, and for the forthcoming quarter, costs will be defrayed in the relation to the various restructuring initiatives. These costs have been funded from existing core UK bank facilities. Further funds will also be required to finance the next stage of the development of the Shanghai business through the set up of its own manufacturing facility. During the course of the forthcoming year the Company will commence negotiations with the trustees of the pension plan to determine the level of future employer cash contributions. The contributions will be calculated in accordance with new UK pension legislation and it is therefore likely that pension payments will increase by at least $2 million per annum from July 2007.

To restrict the pressure that this expenditure will have on the Company's bank facilities, focus will be maintained on the working capital reduction program that has already been initiated. Emphasis will therefore continue to be placed on strict working capital control in the forthcoming months. In conjunction with this, the inventory reduction program that was implemented fiscal 2006 will continue.

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

As previously reported, the formal resolution of the SEC legal action in fiscal 2005 enabled the Company to move forward with more certainty so that both short and long term commercial strategies could be formulated and implemented. The stability of the Company will be further enhanced by the settlement of the Class and derivative Action litigation. Additionally, the Court's approval, on January 22, 2007, to the Corporate Monitor's request to be relieved of his duties is another indication of the significant steps that the Company has taken in restoring its financial and reputational standing since the Monitor's original appointment in April 2004.

The sale of Jacuzzi Brands, Inc.'s 61.8% majority shareholding in Spear & Jackson, Inc. to United Pacific Industries Limited ("UPI") on July 28, 2006 removed another area of uncertainty and has provided a platform for future business growth. The development of detailed business strategies under our new ownership structure is in its formative stages but potential synergies and areas of specific market and commercial expertise have been identified which, going forward, are hoped to be of benefit to both Spear & Jackson, Inc. and UPI. Both UPI and Spear & Jackson, Inc. welcome this business combination which should lead to the formation of an enterprise of sufficient size and with a range of products that will enable it to compete effectively in the modern global trading environment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The principal market risks to which the Company is exposed comprise interest and exchange rate fluctuation, changes in commodity prices and credit risk.

INTEREST RATE RISK

The Company is exposed to interest rate changes primarily as a result of interest payable on its bank borrowings and interest receivable on its cash deposits. At December 31, 2006 the Company had no borrowings in the form of overdrafts and had cash and cash equivalents of approximately $11.08 million. Given the current levels of borrowings, the Company believes that a 1% change in interest rates would not have a material impact on consolidated income or cash flows. Holding the same variables constant, a 10% increase in interest rates would again have a negligible effect on interest payable.

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

In the three months ended December 31,2006 compared to the equivalent period in 2005, the change in exchange rates had the effect of increasing the Company's consolidated sales by $1.73 million or 7.54%. Since most of the Company's international operating expenses are also denominated in local currencies, the change in exchange rates had the effect increasing operating expenses by $0.74 million for the three months ended December 31, 2006 compared to the comparable prior year period. If the US dollar further weakens in the future, it could result in the Company having to suffer reduced margins in order for its products to remain competitive in the local market place.

Additionally, our subsidiaries bill and receive payments from some of their foreign customers and are invoiced and pay certain of their overseas suppliers in the functional currencies of those customers and suppliers. Accordingly, the base currency equivalent of these sales and purchases is affected by changes in foreign currency exchange rate.

We manage the risk and attempt to reduce such exposure by periodically entering into short-term forward exchange contracts. At December 31, 2006 the Company held forward contracts to sell Australian and New Zealand dollars to buy approximately $1.4 million US dollars.

The contract values were not materially different to the period end value of the contracts. A 10% strengthening or weakening of the US$ against its Australian and New Zealand counterparts could, however, result in the Company suffering losses or benefiting from gains of approximately $0.1 million had no forward contracts been taken out.

COMMODITY PRICE RISK

The major raw materials that we purchase for production are steel, cobalt, nickel and plastic. We currently do not have a hedging program in place to manage fluctuations in commodity prices. The prices of certain of these raw materials are currently falling but this trend cannot be guaranteed to be maintained and we will continue to monitor price movements closely.

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

At December 31, 2006 the Company had made an allowance of $1.67 million in respect of doubtful accounts which management believes is sufficient to cover all known or expected debt non-recoveries.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Principal Executive Officer
(PEO) and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the former acting Chief Executive Officer (now Chairman and Managing Director of the Company's principal UK operating subsidiaries), the PEO and our CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, the PEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings, and management has concluded that the unaudited consolidated condensed financial statements included in this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

There has been no significant change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

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

As a further measure, the Court appointed a Corporate Monitor to oversee the Company's operations. In addition to Mr. Crowley consenting to a preliminary injunction the Court's order also temporarily barred Mr. Crowley from service as an officer or director of a public company, and prohibited him from voting or disposing of Company stock. Although Soneet Kapila has continued to serve as Corporate Monitor for the Company, on January 10, 2007, he applied to the Court to terminate the role of Corporate Monitor having determined that his function was no longer necessary. On January 22, 2007, the Court entered the order relieving the Corporate Monitor of his duties.

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

These various class action suits were subsequently consolidated. Thereafter, the defendants filed certain Motions to Dismiss with regard to the Complaint and on October 19, 2005, the U.S. District Court for the Southern District of Florida in Re Spear & Jackson Securities Litigation entered its Order regarding these Motions. The Order denied the Company's motion as well as that of Mr. Crowley, the former Chief Executive Officer of Spear & Jackson. The Court granted the Motion to Dismiss on behalf of Mr. Fletcher, the Company's interim Chief Executive Officer, and also granted the Motion to Dismiss on behalf of the Company's former independent auditor, Sherb & Co., LLP. The class plaintiff has filed an appeal regarding the trial court's decision to dismiss the case against Sherb & Co., LLP, which appeal is presently pending. No appeal was filed with respect to the decision to dismiss the case against Mr. Fletcher.

On July 7, 2006 the Company, Dennis Crowley and the Class Plaintiff reached a Memorandum of Understanding ("MOU"), which confirmed that the plaintiffs, the Company and Crowley in the class action had reached an agreement in principle for the settlement of this litigation, subject to Court approval. According to the terms of the MOU, the Company deposited the sum of $650,000 into a Qualified Settlement Fund, for disbursement to the Settlement Class pending approval of the Court. Subsequent to this, Sherb & Co. also agreed to the terms of the Settlement agreeing to contribute an additional $125,000.

On November 9, 2006, the Stipulation of Settlement was filed with the Court for preliminary approval. On January 31, 2007, the Court entered its Order Preliminarily Approving Settlement and Providing for Notice and Setting Class Action Statutory Settlement Hearing. The Order, for purposes of the proposed settlement certified a "Settlement Class" of persons (with certain exceptions) who purchased the Company's common stock between February 1, 2002 and April 15, 2004. The Order also approved as to form and content the Notice of Pendency and Proposed Settlement of Class Action and Summary Notice. The Settlement Hearing has been set for May 11, 2007 at 11:30 a.m. at the West Palm Beach, Florida Federal District Courthouse to determine whether the terms of the Settlement are fair, just reasonable and adequate to the Settlement Class, and should be approved by the Court; whether a final judgment should be entered dismissing the litigation; whether the proposed plan of allocation should be approved; and to determine the amount of fees and expenses to be awarded to plaintiffs' lead counsel. The Order also appointed a claims administrator and provided for notice to those who sought exclusion from the Settlement Class.

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

On September 6, 2005, the Company was served with a Shareholder Derivative Complaint, Hapka v. Crowley, et al. Case No. CA005068, filed on June 1, 2004 in the Circuit Court for Palm Beach County, Florida. The suit names the Company as a nominal defendant, and former directors Robert Dinerman, William Fletcher and John Harrington, in addition to Dennis Crowley and the Company's prior independent auditors, Sherb & Co. LLP.,. The suit contains essentially the same factual allegations as the SEC suit, which was filed in April 2004 in the U. S. District Court for the Southern District of Florida, and the series of class actions claims initiated in the U.S. District Court, but additionally alleges state law claims of breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and lack of reasonable care by various or all the defendants.

Due to ongoing settlement discussions with the plaintiff's attorney, the Company had not responded to the Complaint. In August 2006 the Company entered into a settlement agreement with the plaintiff by agreeing to accept certain changes to its corporate governance procedures and the payment of $70,000 in legal fees. The settlement was filed with the Court in early November 2006, and if approved by the Court, will result in a dismissal of the suit and release the Company and the former director defendants Robert Dinerman, William Fletcher and John Harrington. Dennis Crowley and Sherb & Co. continue as defendants in this suit.

On February 2, 2007, the Circuit Court entered a Preliminary Approval Order preliminarily approving the partial settlement pursuant to the Stipulation of Settlement between plaintiff and the Company, including its former directors William Fletcher, John Harrington, and Robert Dinerman. The Court has set May 29, 2007 at 8a.m. at the West Palm Beach County Courthouse, for the Settlement Hearing to determine (i) whether the terms of the Partial Settlement are fair, just reasonable and adequate to the derivative stockholders and to the Company, and should be approved by the Court; (ii) whether a final judgment should be entered dismissing the litigation and releasing the defendants Spear & Jackson, as described in the Stipulation; and (iii) to determine the amount of fees and expenses to be awarded to plaintiffs' counsel. The Order approved as to form and contents the Notice of Partial Settlement and the mailing and distribution process. The Order also provided for notice to those who sought exclusion from the settlement.

There can be no assurance that the respective courts will approve either settlement.

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


Dated: February 14, 2007           SPEAR & JACKSON, INC.

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


Dated:   February 14, 2007         By: /s/ Lewis Hon Ching Ho
                                       ----------------------
                                       Lewis Hon Ching Ho
                                       Director and Chief Administrative Officer
                                       (Principal Executive Officer)


Dated:   February 14, 2007         By: /s/ Andy Yan Wai Poon
                                       ---------------------
                                       Andy Yan Wai Poon
                                       Director, Corporate Controller, and
                                       Secretary


Dated: February 14, 2007           By: /s/ Patrick J. Dyson
                                       --------------------
                                       Patrick J. Dyson
                                       Chief Financial Officer
                                       (Principal Financial
                                       And Accounting Officer)