Form 10-Q
period 2007-03-31
SPEAR & JACKSON INC
filed 2007-05-15
CIK 1107206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2007

                                       or

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
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act), Yes [ ] No [X]

The number of shares of registrant's common stock outstanding as of May 15, 2007 was 5,735,561.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements  (Unaudited)

         Condensed Consolidated Statements of Operations - Three and
         Six Months ended March 31, 2007 and 2006 .........................    1

         Condensed Consolidated Balance Sheets - March 31, 2007
         And September 30, 2006 (audited) .................................    2

         Condensed Consolidated Statement of Cash flows - Three and Six
         Months ended March 31, 2007 and 2006 .............................    3

         Notes to Condensed Consolidated Financial Statements .............    4


ITEM 2.  Management's Discussion and Analysis of Financial Condition ......   22
         And Results of Operations


ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk ........   54


ITEM 4.  Controls and Procedures ..........................................   55



PART II. OTHER INFORMATION ................................................   56


ITEM 1.  Legal Proceedings ................................................   56


ITEM 6.  Exhibits .........................................................   58


SIGNATURES ................................................................   59


Certification of Principal Executive Officer and
  Chief Administrative Officer pursuant to Section 302 ....................EX 31


Certification of Principal Executive Officer and
   Chief Administrative Officer pursuant to Section 906 ...................EX 32

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                   SPEAR & JACKSON, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)
                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                               FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                      ENDED                   ENDED
                                                              MARCH 31,   MARCH 31,   MARCH 31,   MARCH 31,
                                                                 2007        2006        2007        2006
                                                              ---------   ---------   ---------   ---------
Net sales .................................................   $  29,172   $  27,572   $  53,985   $  50,498
Cost of goods sold ........................................      18,925      19,078      35,396      34,975
                                                              ---------   ---------   ---------   ---------
Gross profit ..............................................      10,247       8,494      18,589      15,523

Operating costs, income and expenses:
   Selling, general and administrative expenses ...........       9,926       9,305      19,692      18,423
   Gain on sale of land and buildings .....................        (224)          -        (312)          -
   Manufacturing and other reorganization costs ...........          88       1,228          98       1,228
                                                              ---------   ---------   ---------   ---------
Operating income (loss) ...................................         457      (2,039)       (889)     (4,128)

Other income
   Rental and other income ................................          42          37          82          74
   Interest (net) .........................................          18          42          25          13
   Share of net earnings of investment in joint venture ...          76           -          76           -
                                                              ---------   ---------   ---------   ---------
Income (loss) from continuing operations before income
   taxes ..................................................         593      (1,960)       (706)     (4,041)

Income tax (provision) benefit ............................         (45)       (103)        (95)        313
                                                              ---------   ---------   ---------   ---------

Income (loss) from continuing operations ..................         548      (2,063)       (801)     (3,728)
                                                              ---------   ---------   ---------   ---------
Discontinued operations:

Loss from discontinued operations .........................           -         (66)          -         (87)
   Adjustments to previously recorded losses on disposal
      of discontinued operations ..........................           -           2           -           9
                                                              ---------   ---------   ---------   ---------
   Loss from discontinued operations ......................           -         (64)          -         (78)
                                                              ---------   ---------   ---------   ---------

Net income (loss) .........................................   $     548   $  (2,127)  $    (801)  $  (3,806)
                                                              =========   =========   =========   =========
Basic and diluted income (loss) per share:

From continuing operations ................................   $    0.10   $   (0.36)  $   (0.14)  $   (0.65)
From discontinued operations ..............................        0.00       (0.01)       0.00       (0.01)
                                                              ---------   ---------   ---------   ---------
                                                              $    0.10   $   (0.37)  $   (0.14)  $   (0.66)
                                                              =========   =========   =========   =========

                 The accompanying notes are an integral part of these financial statements.

                                                      1

                                   SPEAR & JACKSON, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS EXCEPT SHARES)
                                                                          AT MARCH 31,     AT SEPTEMBER 30,
                                                                              2007              2006
                                                                        ----------------   ----------------
                                                                          (UNAUDITED)
                                ASSETS

Current assets:
   Cash and cash equivalents ........................................   $          7,205   $          9,930
   Trade receivables, net of allowances for doubtful debts of $1,167
      and $1,635 ....................................................             21,471             15,983
   Inventories ......................................................             24,343             22,853
   Foreign taxes recoverable ........................................                200                215
   Deferred income tax asset, current portion .......................              2,289              2,182
   Other current assets .............................................              1,624              1,425
                                                                        ----------------   ----------------
      Total current assets ..........................................             57,132             52,588

Property, plant and equipment, net ..................................             17,051             15,594
Deferred income tax asset ...........................................             15,288             14,570
Investments .........................................................                586                508
                                                                        ----------------   ----------------
      Total assets ..................................................   $         90,057   $         83,260
                                                                        ================   ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable ...........................................   $         10,132   $          7,766
   Accrued expenses and other liabilities ...........................             11,408             12,234
   Foreign taxes payable ............................................                202                155
      Total current liabilities .....................................             21,742             20,155
                                                                        ----------------   ----------------
Other liabilities ...................................................              1,136                699
Pension liability ...................................................             44,800             40,565
                                                                        ----------------   ----------------
      Total liabilities .............................................             67,678             61,419
                                                                        ----------------   ----------------
Stockholders' equity:
Common stock, 25,000,000 shares authorized $0.001 par value;
   12,011,122 issued and 5,735,561 shares outstanding ...............                 12                 12
Additional paid in capital ..........................................             51,590             51,590
Accumulated other comprehensive income (loss):
   Minimum pension liability adjustment, net of tax .................            (46,660)           (44,447)
   Foreign currency translation adjustment, net of tax of $nil ......             18,139             14,581
   Unrealized loss on derivative instruments ........................                (16)               (10)
(Accumulated Deficit) retained earnings .............................               (146)               655
Less: 6,275,561 common stock held in treasury, at cost ..............               (540)              (540)
                                                                        ----------------   ----------------
      Total stockholders' equity ....................................             22,379             21,841
                                                                        ----------------   ----------------

                                                                        ----------------   ----------------
      Total liabilities and stockholders' equity ....................   $         90,057   $         83,260
                                                                        ================   ================

                 The accompanying notes are an integral part of these financial statements.

                                                      2

                                   SPEAR & JACKSON, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
                                               (IN THOUSANDS)
                                                                                    FOR THE SIX MONTHS ENDED
                                                                                    MARCH 31,      MARCH 31,
                                                                                       2007          2006
                                                                                    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..................................................................      $   (801)      $ (3,806)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation ...........................................................           937          1,084
      Gain on sale of land and buildings .....................................          (312)             -
         (Profit) loss on sale of plant, property and equipment ..............            (4)             2
         Deferred income taxes ...............................................             -           (566)
         Equity earnings in joint venture ....................................           (76)             -
   Changes in operating assets and liabilities:
      Increase in trade receivables ..........................................        (4,457)        (3,979)
      (Increase) decrease in inventories .....................................          (277)         1,725
      Increase in other current assets .......................................          (190)           (64)
      Contributions paid to pension plan .....................................        (1,883)        (1,829)
      Increase in other non-current liabilities ..............................         4,066          4,060
      Increase in trade accounts payable .....................................         1,908          1,641
      (Decrease) increase in accrued expenses and other liabilities ..........        (2,359)           742
      Increase (decrease) in foreign taxes payable ...........................            80           (116)
      Increase in other liabilities ..........................................           402             55
                                                                                    --------       --------
NET CASH USED IN OPERATING ACTIVITIES ........................................        (2,966)        (1,051)
                                                                                    --------       --------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ................................          (863)          (638)
   Proceeds from sale of property, plant and equipment .......................           428             44
   Purchase of equity investment .............................................             -           (229)
                                                                                    --------       --------
NET CASH USED IN INVESTING ACTIVITIES ........................................          (435)          (823)
                                                                                    --------       --------
FINANCING ACTIVITIES:
   Increase in overdraft .....................................................             -            678
                                                                                    --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ....................................             -            678
                                                                                    --------       --------
Effect of exchange rate changes on cash and cash equivalents .................           676           (113)
                                                                                    --------       --------
CHANGE IN CASH AND CASH EQUIVALENTS ..........................................        (2,725)        (1,309)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............................         9,930          7,289
                                                                                    --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................      $  7,205       $  5,980
                                                                                    ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest ....................................................      $    162       $     92
                                                                                    ========       ========
   Cash paid for taxes .......................................................      $     46       $    369
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

                                                      3

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 1 - BASIS OF PRESENTATION

         These condensed consolidated financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The condensed consolidated financial statements include the accounts of Spear & Jackson, Inc. (the Company) and its wholly owned subsidiaries, Mega Tools Ltd., Mega Tools USA, Inc., Megapro Tools, Inc., S and J Acquisition Corp., Spear & Jackson plc and Bowers Group plc. Both Spear & Jackson plc and Bowers Group plc are sub-holding companies and their business is carried out by the following directly and indirectly owned subsidiaries: Bowers Metrology Limited, Bowers Metrology (UK) Limited, Coventry Gauge Limited, CV Instruments Limited, Eclipse Magnetics Limited, Spear & Jackson (New Zealand) Limited, James Neill Canada Inc., James Neill Holdings Limited, James Neill U.S.A. Inc., Spear & Jackson (Australia) Pty Ltd., Magnacut Limited, Neill Tools Limited, Spear & Jackson Garden Products Limited, Spear & Jackson Holdings Limited, Spear & Jackson France S.A., Societe Neill France
S.A , CV Instruments Europe BV and Bowers Eclipse Equipment Shanghai Co.
Limited.

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

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to both the rules and regulations of the Securities and Exchange Commission and with instructions to Form 10-Q. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of March 31, 2007 and September 30, 2006, and the results of operations for the three and six month periods ended March 31, 2007 and March 31, 2006 and cash flows for the three and six month periods ended March 31, 2007 and March 31, 2006 have been included and that the disclosures are adequate to make the information presented not misleading. The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's and Subsidiaries' annual report on Form 10-K for the year ended September 30, 2006.

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

NOTE 2 - RECLASSIFICATION

         Certain reclassifications have been made to the consolidated financial statements for the three and six months ended March 31, 2006 in order to conform to current year presentation. Gains arising on the sale of property and manufacturing and other reorganization costs have been reclassified so that such gains and costs are now shown as a component of "Operating Costs, Income and Expense". These items that are further described in Notes 10 and 11, were previously captioned as "Unusual or Infrequent Items" and were presented after the Operating profit (loss) for the period. These reclassifications impact only on the presentation of the Consolidated Statement of Operations and do not have any impact on previously reported net income or loss.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

         In September 2006, the SEC staff issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company's 2007 fiscal year. The Company is currently assessing the potential effect of SAB 108 on its financial statements.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

         In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and also requires in the funded status to be recognized in comprehensive income in the year in which such changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The recognition and disclosure provisions of SFAS 158 are effective as of the end of the fiscal year ending after December 16, 2006, while the measurement date provisions are effective for fiscal years ending after December 15, 2008. If SFAS 158 were applied as at March 31, 2007, using the Company's September 30, 2006 actuarial valuation and rolling this forward, we would have recorded an additional pre-tax charge to accumulated other comprehensive income totaling $8.2 million ($5.7 million after tax) representing the difference between the funded status of the plans based on the project benefit obligation and the amounts recorded on our balance sheet at March 31, 2007.

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact this statement will have on its financial position and results of operations

NOTE 4 - CRITICAL ACCOUNTING POLICIES

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

NOTE 5 - NATURE OF BUSINESS - CONTINUED

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

NOTE 5 - NATURE OF BUSINESS - CONTINUED

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

NOTE 6 - DISCONTINUED OPERATIONS

         The following table presents the results of the Company's operations that have been reclassified as discontinued and the (loss) income that has been recorded in connection with the disposal of these businesses:

                                                      FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                      MARCH 31,        MARCH 31,        MARCH 31,        MARCH 31,
                                                        2007             2006             2007             2006
                                                   --------------   --------------   --------------   --------------
                                            NOTE   (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Revenues reclassified to discontinued
   operations:
Thread gauge measuring division .........   (a)    $            -   $          235   $            -   $          590
                                                   --------------   --------------   --------------   --------------
                                                   $            -   $          235   $            -   $          590
                                                   ==============   ==============   ==============   ==============

Loss from discontinued operations:
Loss from operations of thread gauge
   measuring division ...................   (a)                 -   $          (66)               -   $          (87)
                                                   --------------   --------------   --------------   --------------
                                                   $            -   $          (66)  $            -   $          (87)
                                                   ==============   ==============   ==============   ==============

Adjustment to previously recorded loss on
   disposal of discontinued operations:
   Megapro screwdrivers division ........   (b)                 -   $            2                -   $           11
                                                   --------------   --------------   --------------   --------------
                                                   $            -   $            2   $            -   $           11
                                                   ==============   ==============   ==============   ==============

                                                   --------------   --------------   --------------   --------------
Loss from discontinued operations, net of
   taxes ................................          $            -   $          (64)  $            -   $          (76)
                                                   ==============   ==============   ==============   ==============

         (a) During the fourth quarter of fiscal 2005, the Company began marketing for sale certain assets associated with its Coventry Gauge thread gauge measuring business that is located in the United Kingdom. On February 28, 2006, the Company concluded the sale of these assets for a nominal consideration. The assets sold comprised plant and equipment, inventories and goodwill. The acquirer paid (pound)1 and assumed certain liabilities in respect of the leased premises from which the trade operates. The carrying values of the assets relating to this entity were written down to the lower of depreciated cost or estimated fair value after consideration of selling costs in the quarters ended March 31, 2005 and September 30, 2005. No further losses or gain on disposal are required to be recognized in the current period. The assets and liabilities of discontinued operations held for sale have not been reported separately in the consolidated balance sheets of the Company, as the net book amounts involved are not considered material.

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

         Having considered the future financial position of Megapro, the directors of Spear & Jackson, Inc. provided $97 against the recoverability of the balance of the sales proceeds which was outstanding at September 30, 2003. A further $187 was provided against this debt in the year ended September 30, 2004. It was then agreed with Megapro that it would pay Canadian $54 (approximately $41) in settlement of those debts and this was repaid in monthly installments of Canadian $5 (approximately $4).

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 7 - RETIREMENT BENEFIT PLAN

         The Company operates a contributory defined benefit pension plan covering certain of its employees in the United Kingdom based subsidiaries of Spear & Jackson plc. The benefits covered by the Plan are based on years of service and compensation history. Plan assets are primarily invested in equities, fixed income securities and Government Stocks.

         Pension costs amounted to $2,053 for the quarter ending March 31, 2007 and $2,033 for the same quarter last year. Pension costs for the six months ended March 31 2007 were $4,066 compared with $4,060 with the comparable period last year. The net periodic costs include the following components:

                                       FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                       MARCH 31,        MARCH 31,        MARCH 31,        MARCH 31,
                                         2007             2006             2007             2006
                                    --------------   --------------   --------------   --------------
                                    (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Service cost ....................   $          413   $          524   $          818   $        1,049
Interest cost ...................            3,031            2,609            6,002            5,209
Expected return on plan assets ..           (2,829)          (2,466)          (5,602)          (4,925)
Recognition of actuarial loss ...            1,438            1,366            2,848            2,727
                                    --------------   --------------   --------------   --------------
Total Benefit cost ..............   $        2,053   $        2,033   $        4,066   $        4,060
                                    ==============   ==============   ==============   ==============

         The Company's funding policy with respect to the Plan is to contribute annually not less than the minimum required by applicable UK law and pension regulations. Amounts payable are determined on the advice of the Plan's actuaries and in agreement with the Plan's Trustees. The Company has contributed $949 to the Plan in the quarter to March 31, 2007 (2006 $945) and $1,883 in the six month period ended on that date (2006 $1,829). In the year ended September 30, 2006 the Company paid $3.4 million into the Plan. In the ten month period to July 31, 2007 the level of contributions will be approximately $3.1 million. Contributions after that date will be determined after consultation between the Company, the actuary and the Plan trustees. Following the introduction of new UK pension legislation it is anticipated that, post July 31, 2007, Company contributions will increase to approximately $5.9 million per annum.

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

                                              AT MARCH 31,     AT SEPTEMBER 30,
                                                  2007               2006
                                             --------------    ----------------
                                             (IN THOUSANDS)     (IN THOUSANDS)
Assets held and used at cost:
   Land and buildings .................      $       15,971    $         15,269
   Machinery, equipment and vehicles ..              24,817              29,299
   Furniture and fixtures .............                 912                 867
   Computer hardware ..................               2,616               1,834
   Computer software ..................                 379                 361
   Assets held under finance leases ...  (a)          2,544               2,433
                                             --------------    ----------------
                                                     47,239              50,063
   Accumulated Depreciation ...........             (30,188)            (34,469)
                                             --------------    ----------------
   Net ................................      $       17,051    $         15,594
                                             ==============    ================

(a) Included in property, plant and equipment at March 31, 2007 are capital leases with a net book value of $1.41 million (September 30, 2006 $0.86 million). The cost of these assets held under capital leases was $2.54 million (September 30, 2006 $2.43 million) and the accumulated depreciation relating to these assets was $1.13 million (September 30, 2006 $1.57 million).

NOTE 9 - INVENTORIES

                                              AT MARCH 31,     AT SEPTEMBER 30,
                                             --------------    ----------------
                                                  2007               2006
                                             --------------    ----------------
                                             (IN THOUSANDS)     (IN THOUSANDS)

Finished products .....................      $       21,960    $         19,329
In-process products ...................               4,091               4,443
Raw materials .........................               5,578               6,191
Less: allowance for slow moving
   and obsolete inventories ...........              (7,286)             (7,110)
                                             --------------    ----------------
                                             $       24,343    $         22,853
                                             ==============    ================

NOTE 10 - GAIN ON SALE OF LAND AND BUILDINGS

The gain on the sale of land and buildings comprises the following:

                                       FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                       MARCH 31,        MARCH 31,        MARCH 31,        MARCH 31,
                                         2007             2006             2007             2006
                                    --------------   --------------   --------------   --------------
                                    (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Gain on sale of land and buildings             224                -              312                -
                                    ==============   ==============   ==============   ==============

         (a) The $224 gain in the quarter to March 31, 2007 represents the sale, on March 27, 2007 of land at the Company's Atlas site in Sheffield, England that was surplus to current requirements. Sale proceeds were $294 and the cost of the land plus attributable expenses amounted to $70.

         (b) On July 27, 2006 the Company completed the sale of the remaining element of its industrial site at St. Paul's Road, Wednesbury, England for $4,756. The conditions of the sale agreement stipulated that the Company could occupy the site, for a peppercorn rent, until November 30, 2006. In the financial statements for the year ended September 30, 2006 $88 of the gain on the sale of the site was deferred. This deferral represented

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 10 - GAIN ON SALE OF LAND AND BUILDINGS - CONTINUED

the fair value of rentals during the period of occupation from the sale of the site until November 30, 2006, the planned closure dates. The Wednesbury site was vacated on schedule and the deferred element of the gain was released to the profit and loss account in the three month period to December 31, 2006 and accordingly included in the gain reported in the six month period ended March 31, 2007.

NOTE 11 - MANUFACTURING AND OTHER REORGANIZATION COSTS

                                       FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                       MARCH 31,        MARCH 31,        MARCH 31,        MARCH 31,
                                         2007             2006             2007             2006
                                    --------------   --------------   --------------   --------------
                                    (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Manufacturing and other
   reorganization costs ..........              88            1,228               98            1,228
                                    ==============   ==============   ==============   ==============

      (i) Manufacturing and other reorganization costs of $88 and $98 have been incurred in the three and six months periods ended March 31, 2007, respectively. These are analyzed as follows:

         (a) On January 25, 2006, the Company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. All warehouse and distribution operations previously performed at this location have now been transferred to the Company's principal UK manufacturing site in Sheffield. The manufacturing and assembly functions formerly carried out at this site have now been out sourced to suppliers based outside the UK.

         (b) The closure and relocation of the Wednesbury facility was completed by November 30, 2006 and the costs of this exercise, including employee severance payments, site closure expenses, factory reorganization expenses, were provided for in the year ended September 30, 2006. Certain costs totaling $12 however, were not provided at that date and provision has been made for them in the quarter ended March 31, 2007. Additionally, that element of employee severance costs relating to the payment of loyalty bonuses for those employees staying until the site vacation in November 2006 was not provided for at September 30, 2006 and $10 has been expensed to the profit and loss in the quarter to December 31, 2006 in respect of such bonuses.

         (c) Additionally, in the quarter to September 30, 2006, the Company's UK subsidiary, Eclipse Magnetics Limited ("Eclipse"), announced the cessation of certain manufacturing activities at its site in Sheffield, England. Eclipse also announced that it would be relocating the remaining elements of its business to the group's Sheffield, Atlas site. Provisions were made at September 30, 2006 in respect of severance, relocation and empty property rentals and the cessation of manufacturing and site relocation were completed by December 31, 2006. In the quarter to March 31, 2007 further provisions of $76 were made with regard to increases in the amounts previously provided re empty property rentals.

      (ii) Summary of Movements on Provisions in respect of the UK Manufacturing and Reorganization Program

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

NOTE 11 - MANUFACTURING AND OTHER REORGANIZATION COSTS - CONTINUED

         In addition to the above, in the quarter ended June 30, 2006, the Company announced that certain manufacturing operations carried out at its Atlas site in Sheffield would also cease. Provision for employee severance and reorganization costs in respect of the closure of these manufacturing operations were made in that quarter.

         As mentioned above, on August 11, 2006, The Company's UK subsidiary, Eclipse Magnetics Limited ("Eclipse"), announced the cessation of certain manufacturing activities at its site in Sheffield, England. Eclipse also announced that it would be relocating the remaining elements of its business to the Sheffield, Atlas site. The cessation of manufacturing and site relocation were completed by December 31, 2006 and provisions were made at September 30, 2006 in respect of severance, relocation and empty property rentals.

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

         As at September 30, 2006 provisions of $3,730 were included within accrued expenses and other liabilities as follows:

         (a) $1,387 was provided for in respect of severance, site closure costs and factory reorganization costs in relation to the Wednesbury site closure and Atlas reorganization.

         (b) $299 was provided in respect of severance costs relating to the cessation of certain manufacturing activities at Eclipse and costs in connection with the relocation of its remaining business to the Atlas site.

         (c) The Company also had a further provision of $2,044 in respect of other UK manufacturing reorganization costs that was set up in previous years.

Additionally, asset impairments write-downs of $1,767 were made at September 30, 2006 in respect of plant and machinery at the restructured operations.

         The movements in the provisions balance between October 1, 2006 and March 31, 2007 are as follows:

Included in Accrued Expenses and Other Liabilities:

                                AT SEPTEMBER 30,                                                       AT MARCH 31,
                                ----------------      EXCHANGE          AMOUNTS          AMOUNTS      --------------
                                      2006            MOVEMENTS        PROVIDED       PAID/UTILISED        2007
                                ----------------   --------------   --------------   --------------   --------------
                                 (IN THOUSANDS)    (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Other UK reorganization costs              2,044              100               74             (176)           2,042
Wednesbury / Atlas costs ....              1,387               43              (17)          (1,232)             181
Eclipse move ................                299               15                -             (292)              22
                                ----------------   --------------   --------------   --------------   --------------
                                $          3,730   $          158   $           57   $       (1,700)  $        2,245
                                ================   ==============   ==============   ==============   ==============

Included in Property, Plant
   and Equipment:

Asset impairments ...........   $          1,767   $           87   $          (47)  $         (446)  $        1,361
                                ================   ==============   ==============   ==============   ==============

Total .......................   $          5,497   $          245   $           10   $       (2,146)  $        3,606
                                ================   ==============   ==============   ==============   ==============

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 11 - MANUFACTURING AND OTHER REORGANIZATION COSTS - CONTINUED

         The movements in the provisions balance between January 1, 2007 and March 31, 2007 are as follows:

(a) Included in Accrued Expenses and Other Liabilities:

                                 AT DECEMBER 31,                                                       AT MARCH 31,
                                ----------------      EXCHANGE          AMOUNTS          AMOUNTS      --------------
                                      2006            MOVEMENTS        PROVIDED       PAID/UTILISED        2007
                                ----------------   --------------   --------------   --------------   --------------
                                 (IN THOUSANDS)    (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Other UK reorganization costs              2,057                3               74              (92)           2,042
Wednesbury / Atlas costs ....                327               (2)              61             (205)             181
Eclipse move ................                112                -                -              (90)              22
                                ----------------   --------------   --------------   --------------   --------------
                                $          2,496   $            1   $          135   $         (387)  $        2,245
                                ================   ==============   ==============   ==============   ==============

(b) Included in Property,
    Plant and Equipment:

Asset impairments ...........   $          1,575   $            3   $          (47)  $         (170)  $        1,361
                                ================   ==============   ==============   ==============   ==============

Total .......................   $          4,071   $            4   $           88   $         (557)  $        3,606
                                ================   ==============   ==============   ==============   ==============

NOTE 12 - INCOME TAXES

         Spear & Jackson is subject to income taxes in the US and in the other overseas tax jurisdictions where its principal trading subsidiaries operate. The (provision)/ benefit for US and foreign income taxes arising on its continuing operations consists of:

                               FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                               MARCH 31,        MARCH 31,        MARCH 31,        MARCH 31,
                                 2007             2006             2007             2006
                            --------------   --------------   --------------   --------------
                            (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Current tax charge ......   $          (45)  $         (103)  $          (95)  $         (253)
Deferred tax credit .....                -                -                -              566
                            --------------   --------------   --------------   --------------
                            $          (45)  $         (103)  $          (95)  $          313
                            ==============   ==============   ==============   ==============

         A reconciliation of the net (provision) benefit for income taxes compared with the amounts arising at the US federal rate is as follows:

                                                        FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                        MARCH 31,        MARCH 31,        MARCH 31,        MARCH 31,
                                                          2007             2006             2007             2006
                                                     --------------   --------------   --------------   --------------
                                                     (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Tax at US federal statutory income tax rate ......   $         (207)  $          708   $          247   $        1,441
Overseas tax at  rates different to effective rate               59             (189)              17             (336)
Adjustment to prior year overseas tax provisions .                -                -                -              (89)
Gain on sale of UK property covered by losses
   brought forward ...............................               67                -               67                -
Permanent differences ............................              (52)             (36)             (92)             (72)
Valuation allowance ..............................               88             (586)            (334)            (631)
                                                     --------------   --------------   --------------   --------------
                                                     $          (45)  $         (103)  $          (95)  $          313
                                                     ==============   ==============   ==============   ==============

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 12 - INCOME TAXES - CONTINUED

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

         In the six month period ended March 31, 2007, the potential income tax benefit relating to the Company's U.S. and non-U.S. subsidiary losses arising in the period has been offset by a valuation allowance. In assessing the Company's ability to realize its deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax and other strategic planning initiatives. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through offset against future taxable income.

         The majority of the Group's deferred tax asset relates to timing differences originating in its UK subsidiaries. Such deferred tax balances have been provided at 30%. Legislation currently awaiting government approval will reduce the rate to 28% from April 1, 2008 onwards. If this new tax legislation had been formally enacted, the effect on the Group' condensed consolidated financial statements for the six months ended March 31, 2007 would have been as follows:

         (i) The income tax provision would have been reduced by $165 resulting in an income tax benefit for the period of $70.

         (ii) The deferred tax asset of $17,577 would reduce by $1,168 to $16,409.

         (iii) The net of tax minimum pension liability adjustment of $46,660 would increase by $1,333 to $47,993.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 13 - COMPREHENSIVE INCOME

         Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholder's equity. Comprehensive income and its components comprise the following:

                                                 FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                 MARCH 31,        MARCH 31,        MARCH 31,        MARCH 31,
                                                   2007             2006             2007             2006
                                              --------------   --------------   --------------   --------------
                                              (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Net income (loss) .........................   $          548   $       (2,127)  $         (801)  $       (3,806)

Other comprehensive income (loss)

   Additional minimum pension liability ...             (100)            (445)          (2,213)             849
   Foreign currency translation adjustments              391              434            3,558           (1,546)
   Unrealized gains (losses) on derivative
      instruments .........................                7               24               (6)              38
                                              --------------   --------------   --------------   --------------
Total comprehensive income (loss) .........   $          846   $       (2,114)  $          538   $       (4,465)
                                              ==============   ==============   ==============   ==============

NOTE 14 - SEGMENT DATA

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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 14 - SEGMENT DATA - CONTINUED

         The following is a summary of the significant accounts and balances (in thousands) by business segment, reconciled to the consolidated totals.

                                     SALES           LONG-LIVED ASSETS (a)             SALES            LONG-LIVED ASSETS (a)
                            --------------------    -----------------------   -----------------------   ---------------------
                              THREE MONTHS ENDED              AT                 SIX MONTHS ENDED                AT
                            MARCH 31,   MARCH 31,    MARCH 31,   MARCH 31,     MARCH 31,   MARCH 31,    MARCH 31,   MARCH 31,
                              2007        2006         2007        2006          2007         2006        2007        2006
                           ----------  ----------   ----------  -----------   ----------  -----------   ---------  ----------
Hand & garden tools .....  $   20,807  $   20,795   $    3,583  $     5,003   $   38,296  $    37,053   $   3,583  $    5,003
Metrology tools .........       5,528       4,203        3,091        2,825        9,904        8,624       3,091       2,825
Magnetic products .......       2,837       2,809          368          244        5,785        5,411         368         244
Corporate ...............           -           -       10,009        9,110            -            -      10,009       9,110
                           ----------  ----------   ----------  -----------   ----------  -----------   ---------  ----------
  Total .................  $   29,172  $   27,807   $   17,051  $    17,182   $   53,985  $    51,088   $  17,051  $   17,182
                           ==========  ==========   ==========  ===========   ==========  ===========   =========  ==========
Attributable to:
  Continuing operations .  $   29,172  $   27,572   $   17,051  $    17,182   $   53,985  $    50,498   $  17,051  $   17,182
  Discontinued operations  $        -  $      235   $        -  $         -   $        -  $       590   $       -  $        -
                           ----------  ----------   ----------  -----------   ----------  -----------   ---------  ----------
                           $   29,172  $   27,807   $   17,051  $    17,182   $   53,985  $    51,088   $  17,051  $   17,182
                           ==========  ==========   ==========  ===========   ==========  ===========   =========  ==========

                                DEPRECIATION        CAPITAL EXPENDITURE (b)        DEPRECIATION         CAPITAL EXPENDITURE(b)
                           ----------------------   -----------------------   -----------------------   ----------------------
                             THREE MONTHS ENDED       THREE MONTHS ENDED         SIX MONTHS ENDED          SIX MONTHS ENDED
                            MARCH 31,   MARCH 31,    MARCH 31,   MARCH 31,     MARCH 31,   MARCH 31,    MARCH 31,   MARCH 31,
                              2007        2006         2007        2006          2007         2006         2007       2006
                           ----------  ----------   ----------  -----------   ----------  -----------   ---------  ----------
Hand & garden tools .....  $      267  $      356   $    1,102  $       175   $      592  $       734   $   1,331  $      538
Metrology tools .........          83          14          130          327          174           99         157         537
Magnetic products .......          (7)         69          160            -           60          150         280           7
Corporate ...............          57          51            -            -          111          101           -           -
                           ----------  ----------   ----------  -----------   ----------  -----------   ---------  ----------
  Total .................  $      400  $      490   $    1,392  $       502   $      937  $     1,084   $   1,768  $    1,082
                           ==========  ==========   ==========  ===========   ==========  ===========   =========  ==========
Attributable to:
  Continuing operations .  $      400  $      490   $    1,392  $       502   $      937  $     1,084   $   1,768  $    1,082
                           ==========  ==========   ==========  ===========   ==========  ===========   =========  ==========

                           OPERATING INCOME(LOSS)        NET INTEREST         OPERATING (LOSS) INCOME       NET INTEREST
                           ----------------------   -----------------------   -----------------------   ---------------------
                             THREE MONTHS ENDED       THREE MONTHS ENDED        SIX MONTHS ENDED          SIX MONTHS ENDED
                            MARCH 31,   MARCH 31,    MARCH 31,   MARCH 31,     MARCH 31,   MARCH 31,    MARCH 31,   MARCH 31,
                              2007        2006         2007        2006          2007         2006         2007       2006
                           ----------  ----------   ----------  -----------   ----------  -----------   ---------  ----------
Hand & garden tools .....  $      221  $   (1,534)  $      (38) $         2   $   (1,206) $    (3,762)  $     (81) $      (36)
Metrology tools .........         578         217            3           (3)         904          612          (8)        (13)
Magnetic products .......          13         119           (3)          (1)         206          195          (4)         (3)
Corporate ...............        (355)       (905)          56           44         (793)      (1,251)        118          65
                           ----------  ----------   ----------  -----------   ----------  -----------   ---------  ----------
  Total .................  $      457  $   (2,103)  $       18  $        42   $     (889) $    (4,206)  $      25  $       13
                           ==========  ==========   ==========  ===========   ==========  ===========   =========  ==========
Attributable to:
  Continuing operations .  $      457  $   (2,039)  $       18  $        42   $     (889) $    (4,128)  $      25  $       13
  Discontinued operations  $        -  $      (64)  $        -  $         -   $        -  $       (78)  $       -  $        -
                           ----------  ----------   ----------  -----------   ----------  -----------   ---------  ----------
                           $      457  $   (2,103)  $       18  $        42   $     (889) $    (4,206)  $      25  $       13
                           ==========  ==========   ==========  ===========   ==========  ===========   =========  ==========

(a)   Represents property, plant and equipment, net.

(b) Capital expenditure for the three months to March 31, 2007 includes $616 (2006- $124) in respect of assets under finance leases. Capital expenditure or for the six months to March 31, 2007 includes $905 (2006- $444) in respect of assets under finance leases.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 14 - SEGMENT DATA - CONTINUED

The following table presents certain data by geographic areas (in thousands):

                                  SALES (a)          LONG-LIVED ASSETS (b)           SALES (a)          LONG-LIVED ASSETS (b)
                           ----------------------   -----------------------   -----------------------   ---------------------
                             THREE MONTHS ENDED               AT                  SIX MONTHS ENDED               AT
                            MARCH 31    MARCH 31     MARCH 31     MARCH 31     MARCH 31     MARCH 31     MARCH 31   MARCH 31
                              2007        2006         2007         2006         2007         2006         2007       2006
                           ----------  ----------   ----------  -----------   ----------  -----------   ---------  ----------
United Kingdom ..........  $   11,446  $   12,901   $   15,106  $    15,341   $   20,963  $    22,509   $  15,106  $   15,341
Europe ..................       8,011       6,580        1,230        1,130       13,488       11,255       1,230       1,130
Australasia .............       3,711       3,334          395          411        8,238        7,067         395         411
North America ...........       2,385       1,735            -            -        4,263        3,524           -           -
China and Rest of
  World .................       3,619       3,257          320          300        7,033        6,733         320         300
                           ----------  ----------   ----------  -----------   ----------  -----------   ---------  ----------
  Total .................  $   29,172  $   27,807   $   17,051  $    17,182   $   53,985  $    51,088   $  17,051  $   17,182
                           ==========  ==========   ==========  ===========   ==========  ===========   =========  ==========
Attributable to:
  Continuing operations .  $   29,172  $   27,572   $   17,051  $    17,182   $   53,985  $    50,498   $  17,051  $   17,182
  Discontinued operations  $        -  $      235   $        -  $         -   $        -  $       590   $       -  $        -
                           ----------  ----------   ----------  -----------   ----------  -----------   ---------  ----------
                           $   29,172  $   27,807   $   17,051  $    17,182   $   53,985  $    51,088   $  17,051  $   17,182
                           ==========  ==========   ==========  ===========   ==========  ===========   =========  ==========

                                DEPRECIATION        CAPITAL EXPENDITURE (c)        DEPRECIATION         CAPITAL EXPENDITURE(c)
                           ----------------------   -----------------------   -----------------------   ---------------------
                             THREE MONTHS ENDED        THREE MONTHS ENDED         SIX MONTHS ENDED         SIX MONTHS ENDED
                            MARCH 31    MARCH 31     MARCH 31     MARCH 31     MARCH 31     MARCH 31     MARCH 31   MARCH 31
                              2007        2006         2007         2006         2007         2006         2007       2006
                           ----------  ----------   ----------  -----------   ----------  -----------   ---------  ----------
United Kingdom ..........  $      218  $      403   $    1,169  $       359   $      651  $       902   $   1,490  $      849
Europe ..................         109          36          171            7          148           73         195          34
Australasia .............          61          48           29           20          116          106          60          20
China and Rest of
  World .................          12           3           23          116           22            3          23         179
                           ----------  ----------   ----------  -----------   ----------  -----------   ---------  ----------
  Total .................  $      400  $      490   $    1,392  $       502   $      937  $     1,084   $   1,768  $    1,082
                           ==========  ==========   ==========  ===========   ==========  ===========   =========  ==========
Attributable to:
  Continuing operations .  $      400  $      490   $    1,392  $       502   $      937  $     1,084   $   1,768  $    1,082
                           ==========  ==========   ==========  ===========   ==========  ===========   =========  ==========

                           OPERATING INCOME (LOSS)        NET INTEREST        OPERATING (LOSS) INCOME       NET INTEREST
                           ----------------------   -----------------------   -----------------------   ---------------------
                             THREE MONTHS ENDED        THREE MONTHS ENDED         SIX MONTHS ENDED         SIX MONTHS ENDED
                            MARCH 31    MARCH 31     MARCH 31     MARCH 31     MARCH 31     MARCH 31     MARCH 31   MARCH 31
                              2007        2006         2007         2006         2007         2006         2007       2006
                           ----------  ----------   ----------  -----------   ----------  -----------   ---------  ----------
United Kingdom ..........  $       89  $   (2,242)  $       26  $        (9)  $   (1,172) $    (4,177)  $      39  $      (32)
Europe ..................         600         399          (49)          (4)         489          360         (91)        (42)
Australasia .............         (26)        (11)          20           13          142          (15)         40          25
North America ...........         (69)       (137)          15           42         (162)        (250)         31          62
China and Rest of
  World .................        (137)       (112)           6            -         (186)        (124)          6           -
                           ----------  ----------   ----------  -----------   ----------  -----------   ---------  ----------
  Total .................  $      457  $   (2,103)  $       18  $        42   $     (889) $    (4,206)  $      25  $       13
                           ==========  ==========   ==========  ===========   ==========  ===========   =========  ==========
Attributable to:
  Continuing operations .  $      457  $   (2,039)  $       18  $        42   $     (889) $    (4,128)  $      25  $       13
  Discontinued operations  $        -  $      (64)  $        -  $         -   $        -  $       (78)  $       -  $        -
                           ----------  ----------   ----------  -----------   ----------  -----------   ---------  ----------
                           $      457  $   (2,103)  $       18  $        42   $     (889) $    (4,206)  $      25  $       13
                           ==========  ==========   ==========  ===========   ==========  ===========   =========  ==========

(a) Sales are attributed to geographic areas based on the location of the customers.

(b)   Represents property, plant and equipment, net.

(c) Capital expenditure for the three months to March 31, 2007 includes $616 (2006- $124) in respect of assets under finance leases. Capital expenditure or for the six months to March 31, 2007 includes $905 (2006-$444) in respect of assets under finance leases.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 15 - LEGAL PROCEEDINGS

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

         Following Mr. Crowley's suspension the Board appointed Mr. J.R. Harrington, a member of its Board of Directors, to serve as the Company's interim Chairman. Mr. William Fletcher, a fellow member of the Company's Board of Directors, who, until October 27, 2004, was the Company's Chief Financial Officer, and who is a director of Spear & Jackson plc, based in Sheffield, UK, is serving as acting Chief Executive Officer. Following extensive settlement negotiations with the SEC and Mr. Crowley, the Company reached a resolution with both parties. On September 28, 2004, Mr. Crowley signed a Consent to Final Judgment of Permanent Judgment with the SEC, without admitting or denying the allegations included in the complaint, which required a disgorgement and payment of civil penalties by Mr. Crowley consisting of a disgorgement payment of $3,765,777 plus prejudgment interest in the amount of $304,014, as well as payment of a civil penalty in the amount of $2,000,000. In May 2005, the SEC applied to the Court for the appointment of an administrator for the distribution of these funds as well as funds collected from co-defendants International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva who are not affiliated with the Company, to the victims of their actions, pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

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

NOTE 15 - LEGAL PROCEEDINGS - CONTINUED.

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

         On November 9, 2006, the Stipulation of Settlement was filed with the Court for preliminary approval. On January 31, 2007, the Court entered its Order Preliminarily Approving Settlement and Providing for Notice and Setting Class Action Statutory Settlement Hearing. The Order, for purposes of the proposed settlement certified a "Settlement Class" of persons (with certain exceptions) who purchased the Company's common stock between February 1, 2002 and April 15, 2004. The Order also approved as to form and content the Notice of Pendency and Proposed Settlement of Class Action and Summary Notice. The Settlement Hearing was set for May 11, 2007 at 11:30 a.m. at the West Palm Beach, Florida Federal District Courthouse to determine whether the terms of the Settlement are fair, just reasonable and adequate to the Settlement Class, and should be approved by the Court; whether a final judgment should be entered dismissing the litigation; whether the proposed plan of allocation should be approved; and to determine the amount of fees and expenses to be awarded to plaintiffs' lead counsel. The Order also appointed a claims administrator and provided for notice to those who sought exclusion from the Settlement Class.

         On May 11, 2007, the U.S. District Court for the Southern District of Florida, sitting in West Palm Beach Florida, heard the Plaintiff's motion for Final Approval of the Class Action Settlement and Plan of Allocation, to which there were no objectors or class members that opted out of, the settlement. On May 14, 2007, the Court signed the Final Judgment thus forever extinguishing all of the class claims against the Company, and barring any claims for contribution by third parties. The Final Judgment made clear that the settlement was not an admission of wrongdoing or liability by the Company.

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

NOTE 15 - LEGAL PROCEEDINGS - CONTINUED.

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

         On February 2, 2007, the Circuit Court entered a Preliminary Approval Order preliminarily approving the partial settlement pursuant to the Stipulation of Settlement between plaintiff and the Company, including its former directors William Fletcher, John Harrington, and Robert Dinerman. The Court has set May 29, 2007 at 8a.m. at the West Palm Beach County Courthouse, for the final Settlement Hearing to determine (i) whether the terms of the Partial Settlement are fair, just reasonable and adequate to the derivative stockholders and to the Company, and should be approved by the Court; (ii) whether a final judgment should be entered dismissing the litigation and releasing the defendants Spear & Jackson, as described in the Stipulation; and (iii) to determine the amount of fees and expenses to be awarded to plaintiffs' counsel. The Order approved as to form and contents the Notice of Partial Settlement and the mailing and distribution process. The Order also provided for notice to those who sought exclusion from the settlement.

         There can be no assurance that the Court will approve the terms of this settlement.

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

NOTE 16 - SUBSEQUENT EVENTS

         On May 14, 2007, the Company issued a press release reporting that it had received an offer letter from its majority shareholder, United Pacific Industries Limited ("UPI"), in which UPI proposes to acquire for $1.483 per share in cash (the "Offer") the remaining 2,192,280 outstanding shares of common stock (the "Shares") of the Company that it does not already own.

         The Company's Board of Directors has delegated to the Finance Committee chaired by the Company's independent director, Dr. J. Preston Jones, the authorization to analyze, review and negotiate the Offer. The Finance Committee will, with the assistance of financial and legal advisors, review the proposal. The Finance Committee has not yet determined if the Offer is in the best interests of the Company and its shareholders.

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

On May 14, 2007, the Company issued a press release reporting that it had received an offer letter from UPI, in which UPI proposes to acquire for $1.483 per share in cash the remaining 2,192,280 outstanding shares of common stock of the Company that it does not already own.

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

Gas, electricity and other utility prices have become increasingly volatile in the UK, where we have a significant manufacturing presence. This situation has been exacerbated by price increases for certain of our raw materials, particularly steel, cobalt, nickel and plastics. For example, the movements on cobalt and nickel prices since September 30, 2006 have been as follows:

Cobalt : September 30, 2006 $18/1lb
         March 31, 2007, $30/1lb
         Increase 67%

Nickel : September 30, 2006 $32,250 /tonne
         March 31, 2007, $52,400/ tonne
         Increase 62%

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

The Board of Directors elected the new Directors as a means to facilitate the transition from the prior Board of Directors to the new Board of Directors. Messrs. Harrington, Fletcher and Dinerman retired as Directors on or about August 27, 2006. On November 8, 2006 the Company filed form 8-K to announce Maria Yuen Man Lam's resignation as a director of the Company. On February 21, 2007 the Company filed form 8-K to announce the appointment of Mr. Patrick J. Dyson as director and Chairman of the Company with effect from that date. In addition, the filing contained the announcement of the resignation of Mr. Andy Yan Wai Poon as a director and secretary of the Company with effect from February 28, 2007 and the appointment of Mr. Patrick J. Dyson as secretary with effect from that date. On April 17, 2007 Mr. D. Preston Jones was appointed as an independent director. Although Soneet Kapila continued to serve as Corporate Monitor for the Company, on January 10, 2007, he applied to the Court to terminate his role as Corporate Monitor having determined that his function was no longer necessary. On January 22, 2007, the US District Court for the Southern District of Florida entered into its Order and the Corporate Monitor was relieved of his duties.

Further Changes to Corporate Organization

During the year ended September 30, 2005 the Company set up a new sales and distribution facility, CV Instruments BV, in Maastricht, Holland. This new facility specializes in the distribution of portable hardness testing equipment manufactured in China and the sale of general engineers hand tools. Additionally, an allied manufacturing, quality control and distribution centre, Bowers Eclipse Equipment Shanghai Co. Limited, was established in Shanghai, China and it is expected to become fully operational as a distribution and manufacturing operation during the third quarter of fiscal 2007.

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

On November 9, 2006, the Stipulation of Settlement was filed with the Court for preliminary approval. On January 31, 2007, the Court entered its Order Preliminarily Approving Settlement and Providing for Notice and Setting Class Action Statutory Settlement Hearing. The Order, for purposes of the proposed settlement certified a "Settlement Class" of persons (with certain exceptions) who purchased the Company's common stock between February 1, 2002 and April 15, 2004. The Order also approved as to form and content the Notice of Pendency and Proposed Settlement of Class Action and Summary Notice. The Settlement Hearing was set for May 11, 2007 at 11:30 a.m. at the West Palm Beach, Florida Federal District Courthouse to determine whether the terms of the Settlement are fair, just reasonable and adequate to the Settlement Class, and should be approved by the Court; whether a final judgment should be entered dismissing the litigation; whether the proposed plan of allocation should be approved; and to determine the amount of fees and expenses to be awarded to plaintiffs' lead counsel. The Order also appointed a claims administrator and provided for notice to those who sought exclusion from the Settlement Class.

On May 11, 2007, the U.S. District Court for the Southern District of Florida, sitting in West Palm Beach Florida, heard the Plaintiff's motion for Final Approval of the Class Action Settlement and Plan of Allocation, to which there were no objectors or class members that opted out of, the settlement. On May 14, 2007, the Court signed the Final Judgment thus forever extinguishing all of the class claims against the Company, and barring any claims for contribution by third parties. The Final Judgment made clear that the settlement was not an admission of wrongdoing or liability by the Company.

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

On February 2, 2007, the Circuit Court entered a Preliminary Approval Order preliminarily approving the partial settlement pursuant to the Stipulation of Settlement between plaintiff and the Company, including its former directors William Fletcher, John Harrington, and Robert Dinerman. The Court has set May 29, 2007 at 8a.m. at the West Palm Beach County Courthouse, for the final Settlement Hearing to determine (i) whether the terms of the Partial Settlement are fair, just reasonable and adequate to the derivative stockholders and to the Company, and should be approved by the Court; (ii) whether a final judgment should be entered dismissing the litigation and releasing the defendants Spear & Jackson, as described in the Stipulation; and (iii) to determine the amount of fees and expenses to be awarded to plaintiffs' counsel. The Order approved as to form and contents the Notice of Partial Settlement and the mailing and distribution process. The Order also provided for notice to those who sought exclusion from the settlement.

There can be no assurance that the Courts will approve the terms of this settlement.

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

The Company's policy is to support its core product offering with a pipeline of new products and range extensions. In the three months to March 2007 new product range launches and other significant product related business developments have included:

   o Neill Tools has confirmed new listings within major UK builder's merchants with a new range of "Ready to go" plasterers tools. Additionally, a new range of petrol driven garden tools was launched within the UK retail sector complementing the division's existing range of electric powered garden tools. The new e-series range of garden digging tools was launched, designed to prevent back strain.

   o The Eclipse Magnetics division has continued to focus on filtration products aimed at domestic and industrial boiler systems, consumer hydraulic filters and products for filtering petroleum delivered to gas stations.

   o The Bowers division has been preparing for the launch of a range of new products including the Bowers "Ultima" high-accuracy bore gauging range and the "Eseway" automatic Rockwell hardness testers at the main industry trade show to be held in Germany in May 2007.

   o Our Australasian division has been investigating and reviewing a number of product initiatives for release including garden digging products, power generators and a S&J apprentice pack comprising S&J masonry and hand tool products.

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

Management's Discussion and Analysis or Plan of Operation in the Company's 10-K filing for the year ended September 30, 2006 included a detailed discussion which addressed our most critical accounting policies. The quarterly financial statements for the period ended March 31, 2007, attached hereto, should therefore be read in conjunction with that discussion.

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

Reclassification

Certain reclassifications have been made to the consolidated financial statements for the three and six months ended March 31, 2006 in order to conform to current year presentation. Gains arising on the sale of property and manufacturing and other reorganization costs have been reclassified so that such gains and costs are now shown as a component of "Operating Costs, Income and Expense". These items were previously captioned as "Unusual or Infrequent Items" and were presented after the Operating profit (loss) for the period. These reclassifications impact only on the presentation of the Consolidated Statement of Operations and do not have any impact on previously reported net income or loss.

OVERVIEW

When compared to the equivalent periods last year, the results for the quarter and six months ended March 31, 2007 show increases in sales and reductions in operating losses such that the company returned to operating profitability for the quarter ended March 31, 2007.

Sales revenues for the quarter ended March 31, 2007 increased by $1.6 million (5.8%) from $27.57 million in 2006 to $29.17 million in 2007. This increase is analyzed as favorable currency exchange fluctuations in the period of $2.85 million offset by reduced sales volumes of $1.17 million and increased sales rebates of $0.08 million. Sales volume improvements were recorded in our Metrology, Robert Sorby, Australia, New Zealand and French divisions, but these increases were negated by volume shortfalls in our Neill Tools and Eclipse Magnetics businesses.

In the second quarter of fiscal 2007 soft retail demand continued in the UK, and the weak US dollar had an adverse effect on the division's sales into US$ denominated markets. In addition, UK garden product sales in the quarter were down compared to Q2 of fiscal 2006. This arose as a result of timing differences on sales of Spear & Jackson electric garden products to a major UK catalog chain. Sales to this customer were transacted in quarter 2 of 2006 but, in fiscal 2007, the comparable sales have been rescheduled into later months of the year.

For the six months to March 31, 2007 sales increased by $3.49 million (6.91%) from $50.50 million in 2006 to $53.99 million in 2007. The increase comprised $4.58 million relating to favorable currency exchange variations, offset by $0.83 million reductions in sales volumes and $0.26 million increased sales rebates.

Gross profit was $ 10.25 million (35.13%) for the quarter to March 31, 2007 compared to $8.49 million (30.81%) for the prior year. For the six months to March 31, 2007 the gross profit was $18.59 million (34.43%) compared to $15.52 million (30.74%) in the previous year. The improvement reflects the reduction of direct costs as a result of the extensive restructuring initiatives in our UK tool and magnetic products manufacturing operations. Own-manufactured product is being progressively replaced with factored items sourced from overseas thereby reducing costs and increasing profitability.

Selling, general and administrative expenses have increased by $0.63 million (6.67%) in the current quarter and $1.27 million (6.89%) for the year to date. After eliminating the adverse impact of movements in average US$/sterling cross rates in the period ($1.85 million in the half year and $1.04 million in the quarter ended March 31, 2007) and general inflationary increases ($0.44 million in the six months ended March 31, 2007 and $0.22 million in the quarter ended on that date) the underlying trend is one of decreased SG&A costs.

The results for the three months and six months to March 31, 2007 include a $0.22 million and $0.31 million credit respectively relating to gains on property sales. Reorganization costs in the three months to March 31,2007 were $0.08 million (2006: $1.23 million) and for the six month period under review they were $0.10 million (2006: $1.23 million). The $1.23 million loss in 2006 relates to costs in connection with the closure of the company's manufacturing facility in Wednesbury, England.

As a result of the higher gross profits less increased overhead costs, the Company's Q2 operating result has improved by $2.5 million (122.4%) from a loss of $2.04 million in 2006 to an income of $0.46 million in 2007. For the six months to March 31, 2007 losses have decreased by $3.24 million from $4.13 million in 2006 t $0.89 million in 2007.

The improvements in profitability are principally driven by the various UK reorganization programs initiated in fiscal 2006. These comprise the closure of the remaining element of the Company's manufacturing site at Wednesbury, the transfer of all warehouse and distribution operations previously carried out at that location to the Company's Atlas site in Sheffield, the closure of certain manufacturing activities at the Atlas site and the cessation of magnet production and the relocation of the remaining operations of the Magnetics division to the Company's Atlas site.

To consolidate these operating profit improvements, the Company's focus continues to be the launch of new products and the implementation of initiatives to reduce its operational base costs. Such initiatives may include improved raw materials and product procurement and the introduction of more efficient processes in order to minimize margin erosion and to retain a competitive pricing edge over cheap foreign imports. Opportunities will be explored to make the Company's manufacturing base more cost efficient. Going forward such initiatives, together with planned investment in new capital equipment in the UK, China and elsewhere, if successfully implemented, should further improve the operating performance of the Company.

Despite consideration of these cost control initiatives, the Company's results continue to be adversely impacted by the significant non-cash, $8.0 million annual FAS 87 pension charge. As a result, and as is further explained in the Outlook section, the Company anticipates that it will suffer an operating loss in the third quarter of fiscal 2007.

RESULTS OF OPERATIONS

The following discussion provides a review of results for the three and six months ended March 31, 2007 compared to the three and six months ended March 31, 2006.

Summary Profit and Loss Account Data:

                                           Three Months                          Six Months
                                          Ended March 31,                      Ended March 31,
                                  --------------------------------     --------------------------------
                                   2007        2006       % Change      2007        2006       % Change
                                    $m          $m                       $m          $m
Sales ......................       29.17       27.57        +5.80       53.99       50.50        +6.91
Cost of goods sold .........      (18.92)     (19.08)       (0.80)     (35.40)     (34.98)       +1.20
                                  ------      ------                   ------      ------
Gross profit ...............       10.25        8.49       +20.64       18.59       15.52       +19.75
Selling, general and
  administrative expenses ..       (9.93)      (9.30)       +6.67      (19.69)     (18.42)       +6.89
Gain on sale of land
   buildings ...............        0.22        -         +100.00        0.31           -      +100.00
Reorganization costs .......       (0.08)      (1.23)      (92.83)      (0.10)      (1.23)      (92.02)
                                  ------      ------                   ------      ------
Operating income (loss) ....        0.46       (2.04)      +122.4       (0.89)      (4.13)      +78.46

Other income ...............        0.13        0.08       +72.15        0.18        0.09      +110.3
                                  ------      ------                   ------      ------
Income(loss) from continuing        0.59       (1.96)      +130.3       (0.71)      (4.04)      +82.53

Income tax .................       (0.04)      (0.1)       +56.30       (0.09)       0.31      +429.5
                                  ------      ------                   ------      ------
Income(loss) from continuing
 operations after taxes ....        0.55        2.06      +126.56       (0.80)      (3.73)      +78.51

Loss from discontinued
  operations ...............        0.00       (0.07)     +100.00        0.00       (0.08)     +100.00
                                  ------      ------                   ------      ------

Net income (loss) ..........        0.55       (2.13)      +125.7       (0.80)      (3.81)      +78.95
                                  ------      ------                   ------      ------

Effective tax rate (%) .....        7.59       (5.09)                  (13.46)      (7.59)

As a percentage of sales %:

Gross profit ...............       35.13       30.81                    34.43       30.74
Selling, general and
  administration expenses ..       34.06       33.75                    36.48       36.48
Operating income (loss) ....        1.57       (7.40)                   (1.65)      (8.17)
Net income (loss) ..........        1.88       (7.71%)                  (1.48)      (7.54)

Note: The percentage and percentage change data shown above have been calculated from the Consolidated Statements of Operations included within the Financial Statements attached hereto. The financial data shown in the Financial Statements is given in thousands rather than the millions presentation adopted in the table above.

SALES

Sales from continuing activities increased by $3.49 million (6.91%) from $50.50 million in the six months ended March 31, 2006 to $53.99 million for the six months ended March 31, 2007. Sales of $29.17 million in the quarter ended March 31, 2007 were $1.60 million (5.80%) higher than sales of $50.5 million recorded for the comparable period last year.

The net increase in sales is analyzed as follows:

                                                     Three months     Six months
                                                     Ended            Ended
                                                     March 31,        March 31,
                                                     2007             2007
                                            Note     $m               $m

Effect of exchange rate movements .....     (a)       2.85             4.58
Sales volume decreases ................     (b)      (1.17)           (0.83)
Increased rebates .....................     (c)      (0.08)           (0.26)
                                                     -----            -----
                                                      1.60             3.49
                                                     -----            -----

Analyzed by principal business segment, the net sales increase is reconciled as follows:

                                                     Three months     Six months
                                                     Ended            Ended
                                                     March 31,        March 31,
                                                     2007             2007
                                            Note     $m               $m
a) Hand and garden tools

   Effect of exchange rate movements ..     (a)       1.92             3.11
   Sales volume increases .............     (b)      (1.84)           (1.60)
   Rebates ............................     (c)      (0.08)           (0.26)
                                                     -----            -----
                                                      0.00             1.25
                                                     -----            -----
b) Metrology tools

   Effect of exchange rate movements ..     (a)       0.63             0.92
   Sales volume increases .............     (b)       0.94             0.95
                                                     -----            -----
                                                      1.57             1.87
                                                     -----            -----
c) Magnetic products

   Effect of exchange rate movements ..     (a)       0.30             0.55
   Sales volume decreases .............     (b)      (0.27)           (0.18)
                                                     -----            -----
                                                      0.03             0.37
                                                     -----            -----

   Total                                              1.60             3.49
                                                     -----            -----

Notes:

(a) The functional currencies of the group's revenues are UK sterling, the Euro, the Australian and New Zealand dollar and the Chinese Yuan. The principal functional currency is sterling and the variation in the average US$/(pound) cross rate in the three and six month period to March 31, 2007 compared to the comparable period last year has had a significant favorable impact on the US dollar value of the group's sales. The average US$/(pound) cross rates in the periods under review can be summarized as:

                                              Average Cross Rates
                                              -------------------
                                        2007        2006       % Movement

      3 months ended March 31,          1.955       1.750         11.72
      6 months ended March 31,          1.934       1.752         10.39

(b) The general trading environment in our principal markets remains little changed from that reported in the previous quarter. Flat consumer demand continues, we face ongoing competition from rival suppliers across a number of product ranges and the practice of major retail customers promoting own label offerings sourced from the Far East at the expense of S & J Company product increases. As an additional factor, although the US $ value of the Company's sales has increased as a result of the movement, in particular, in the US$/Sterling cross rate, this weakening results in our products becoming uncompetitive in US$ denominated export markets.

      The Neill Tools division witnessed a decrease in sales due to rescheduling of certain electric garden product sales to later months of 2007 when the comparable sales in the prior year were transacted in Q2 of 2006. In addition, our Eclipse Magnetics division has witnessed poor demand for magnetic assemblies and materials and has further suffered as a result of low customer investment within the Materials Handling sector.

      Despite the ongoing trading conditions there have been some significant sales volume increases. In particular, within the Metrology division there has been both continued incremental sales growth via its selling and distribution facilities in Maastricht and Shanghai and resurgence in UK sales. Likewise, Robert Sorby witnessed strong North American sales and our Australian division has benefited from a successful air tools promotion.

(c) Sales rebates charged in the three month period ended March 31, 2007 amounted to $1.65 million compared to $ 1.45 million in the three month period ended March 31, 2006. For the six month period under review rebates increased from $2.44 million in 2006 to $2.91 million in 2007. The increase is primarily due to increased trading volumes in Australia and France and the adverse movement in exchange rates.

SEGMENTAL REVIEW OF SALES

We aim to maintain and develop the sales levels of our businesses through the launch of new products, the improvement of existing ranges and the continued marketing of our portfolio of brands in order to retain and gain market share.

Sales and revenue details on a segment basis are as follows:

NEILL TOOLS

Sales for the quarter ended March 31, 2007 of $11.62 million showed a decrease of $1.11 (8.7%) million over last years sales of $12.73 million. The decrease was attributable to adverse volumes of $2.32 million, offset by favorable exchange rates of $1.21 million. In the six months ended March 31, 2007 sales of $20.90 million were $1.12 million (5.1%) lower than last year's sales of $22.02 million. This decrease comprised adverse volumes of $3.15 million, offset by favorable exchange movements of $2.0 million and decreased sales rebates of $0.03 million.

Neill Tools continues to encounter a challenging trading environment in both its export and home markets.

One again, the UK retail sector has reported a downturn in consumer spending that has had an adverse impact on our hand and garden tools sales. Additionally, the division's UK performance in the comparable period to March 2006 benefited from electrical product sales to a major catalog chain. The customer has rescheduled comparable sales in fiscal 2007 to the second half of the year.

Despite these difficult trading conditions, the UK garden centre initiative continues to develop, delivering volumes greater than our original expectations. A complete new range of garden digging tools was launched in the UK independent garden market. Following this launch we now have three tiers of product for customer requirements. During the period under review we launched our new "E-series" range of Garden digging tools. These are ergonomically designed to prevent back strain. Initial uptake is encouraging with listings obtained within both the UK retail and independent sectors.

In export markets, sales have been performing in line with levels experienced last year. Although demand from the Middle East has softened, this has been compensated by sales increases in the Far East. The export market continues to be driven by demand for our hacksaw blades. Sales of these products now represent 60% of our industrial tools' revenues and strategies continue to be evaluated to spread this sales concentration risk. The weakening US$ provides margin challenges within markets where transactions are denominated in that currency. We are now being approached to offer currency support to mitigate the adverse effect that the weak dollar has on certain of our customers.

Gross margins have improved considerably when compared to the same period last year. The main drivers behind the increased margins are the reduction in fixed production costs arising from the closure of the Company's UK manufacturing plant at Wednesbury and other reorganization initiatives and the outsourcing of previously manufactured products.

Going forward, the main challenges for the business remain the continuing review of the manufacturing cost base and the innovation of new product development in line with our core brands and competences. The division has now established links with UK universities to use their specialist design and technology skills to aid new product development. The outlook for quarter 3 looks positive with the order book being almost $1 million higher at March 31, 2007 than it was in the previous year. This places additional challenges on the business to ensure that these orders are delivered on a timely basis.

ECLIPSE MAGNETICS

Revenues for the quarter showed a marginal $0.03 million increase (1%) over last year's figures (2007 $2.84 million, 2006 $2.81 million) with favorable exchange movements of $0.30 million and adverse volumes of $0.27 million. For the six months ended March 31, 2007 sales showed a 6.95% increase of $0.37 million (2007, $5.78 million, 2006, $5.41 million) attributable to favorable exchange variances of $0.55 million offset by adverse volumes of $0.18 million.

The sales shortfalls were driven by poor demand for magnetic assemblies and materials. Additionally, the lack of capital expenditure investment held back sales in the materials handling sector. Offsetting these adverse factors were improvements of 10% in our Separation division, which continues to increase its market share within the food processing industry.

Trading patterns within the magnetics market continue to reflect global industrial economic conditions. Our magnetic materials products suffered reduced demand within both the UK and overseas industrial distribution sectors. Likewise, a downturn in capital expenditure in the Engineered Products market is having a negative impact on our project based business.

Competition from the Far East remains the main threat, whether directly or through agents, as more and more companies emerge in our trading markets who are able to offer high quality goods at low market price points. The strength of sterling against the US$ and the Euro is applying increasing pressure on our margins with the USA being our biggest export market.

Gross margins of 41%, before one -time stock provisioning, have improved since last year, the main driver being the reduction in fixed production costs. As previously reported, in August 2006, the company announced both the cessation of certain manufacturing activities at its site in Sheffield, England and the relocation of its remaining business to the Atlas site, Sheffield. The relocation was completed in December 2006. The cost of key primary materials, steel, nickel and cobalt has continued to increase during the period, with cobalt and nickel trading at an 8 year high. This increase has and will continue to put pressure on our margins and, although we were able to pass on this increase as a surcharge within certain sectors, our main customers will not accept such surcharges until supply contract renewal dates.

Looking forward, the main challenge remains the distancing of rival Far East manufacturers from our key customer base. Our commodity-based business is under threat but to counter this, we continue to promote the attractiveness of our product by offering added value options to our customers. The materials handling section of the Engineered Products division is currently facing low quotation conversions and resource is therefore being focused on other key product groups to recover those shortfalls.

The continued price increases of neodymium, nickel and cobalt, which are already having an adverse impact on our margins, will continue to do so if prices keep increasing. To counter this, management continues to follow a strategy of new product development as a key driver in increasing market share within key product segments, active cost control and manufacturing efficiencies.

ROBERT SORBY

Sales for the quarter were $0.34 million (28.4%) more than the comparable period last year last year (2007 $1.55 million, 2006 $1.21 million), attributable to favorable exchange variances of $0.16 million and increased volumes of $0.18 million. In the six month period ending March 31, 2007, sales have increased by $0.55 million (21.78%) from $2.53 million in 2006 to $3.08 million in 2007. This increase is attributable to favorable exchange variances of $0.29 million and increases sales volumes of $0.26 million.

The first two quarters of fiscal 2007 have witnessed improvements in both home and export retail sales when compared to the same period last year.

Growth in the second quarter has come primarily from North America where long-term marketing initiatives are coming into fruition. These initiatives include a program of in-store demonstrations in North-Eastern USA and retail shows across the United States and Canada.

In the UK sales increased by 2% where the success of the "ProEdge" sharpening system was offset by a downturn in demand for lathes and lathe chucks. Demand for the "ProEdge" product continues to exceed expectations but it is clear that sales are generated by dedicated product demonstrations and we will therefore continue to participate in dealer in-house shows etc. to promote this and other items.

Our retail operation continued to benefit form the incorporation of an e-commerce site last summer and this now contributes 15% of the store's turnover. As a result, further focus will be put on e-commerce in future months.

Gross margins in the period have improved when compared to the same period last year, mainly attributable to a more favorable mix of product sales. At the same time overhead costs have been rigorously held in check.

Looking forward the business climate remains uncertain. There will be changes in our UK distribution of lathes and chucks and the continuing weakness of the US dollar against the pound sterling will negatively impact margins. The launch of the new "Pro-edge" sharpening system has created a number of new opportunities, but given the relative complexities of marketing electrical products in international markets, the full launch of this product is to be phased in over a period of time. A European launch will be followed by the product's introduction into the US market with both launches being completed by the end of fiscal 2007.

BOWERS

Sales for the second quarter have increased by $1.57 million (39.34.%) from $3.97 million in Q2 of fiscal 2006 to $5.54 million in Q2 of fiscal 2007. This increase is attributable to favorable exchange rate variances of $0.63 million and increased volumes of $.94 million. Cumulatively, sales have increased by $1.87 million (23.28%) from $8.03 million in the six months to March 31, 2006 to $9.90 million in the six months to March 31, 2007 attributable to favorable exchange rate variances of $0.92 million and increased sales volumes of $0.95 million.

Quarter 2 has proved to be excellent for the Bowers Group as a whole with all divisions performing well. In particular, export sales via our UK operations and sales from our distribution outlet in the Netherlands have been particularly strong. Additionally, after a disappointing Q1 UK sales performance, the UK division bounced back strongly with an excellent order intake from all sectors.

The Shanghai facility is currently operating as a quality control and administration centre for products being shipped to Europe. A further investment of $0.5 million was made in the operation in the current quarter to fund the purchase of capital equipment so that manufacturing operations can commence in quarter 3 of Fiscal 2007.

Gross margins have been in line with expectations with the cost of incentives to offset the strength of sterling and some higher than expected machinery maintenance costs being offset by improved margins on imported products due to the weakness of the US $. Energy costs and raw material costs have now stabilized but increases in the price of high demand materials such as steel and aluminium remain possible.

There were no major exhibitions in the latest quarter but, in May 2007, Bowers will be exhibiting in Germany, at the "Control" industry exhibition. This show is to be used as a platform to launch a new range of products including the new Bowers "Ultima" high-accuracy bore gauging range and the new "Eseway" automatic Rockwell hardness testers. These are two of the largest product launches that Bowers has seen in more than five years and production of both lines is expected to commence from June 2007.

The continued recruitment of skilled labor in the UK manufacturing division continues to be challenging with fewer graduates choosing engineering as a career. New capital expenditure programs for CNC machinery are currently being implemented in order to counter this shortage of labor.

The outlook for the remainder of fiscal 2007 remains positive, particularly as we have rectified the disappointing first quarter sales in the UK domestic division. Much of the new business relates to the Aerospace market although the automotive sector is now showing signs of improvement. Recent currency fluctuations are a cause for concern although there are no signs, at the moment, of the buoyant US industrial market slowing down.

S&J FRANCE

Sales in the quarter have increased by $0.36 million (10.13%) from $3.58 million in 2006 to $3.94 million in 2007, the increase being attributable to favorable exchange rate variances of $0.34 million and increased volumes of $0.04 million offset by increased rebate levels of $0.02 million. For the six month period ended March 31, 2007 sales have increased by $0.60 million (10.95%) from $5.52 million in 2006 to $6.12 million in 2007. This is attributable to favorable exchange variances of $0.49 million and increased volumes of $0.13 less increased rebates of $0.02 million.

Recently released statistics compiled by French garden product trade associations indicate that sales of garden products in the French market have decreased by 4.3% between 2005 and 2006. In addition to this overall decrease in demand, traditional garden tool sales continue to be negatively affected by intense competition and the increasing flow of cheap Asian and Far Eastern imports.

Despite this environment of softening demand for garden tools, sales of new products and the benefits of an increasingly diversified product offering have resulted in the company achieving increased sales volumes in the period. As an additional contributory factor, in comparison to the same period last year, we have also recorded increased sales to certain of our major customers under their own label brands albeit at very narrow margins.

Although our success in product diversification is encouraging, our base garden tool business continues to suffer. The French economy remains subdued and business conditions in the Company's principal markets have continued to mirror this depressed retail environment. As noted above, the volume of products sold is decreasing and the retail price points are being systematically reduced thanks to the amount of entry level products sourced, typically, from the Far East. Additionally, competition remains intense in the French garden products market with a number of suppliers trying to secure business with a shrinking base of retail outlets. We can also see the trend becoming more widespread of customers switching to the sale of own label offerings at the expense of premium branded product. All of these factors inevitably lead to pressure on margins and the situation is exacerbated by our sales profile where 40% of our turnover is concentrated on two customers.

In order to relieve these margin pressures the Company continues to look for new suppliers in China and India in order to drive down product costs. Quality control and reliability of delivery times remain key criteria to ensure that the Company's branding, customer service and market reputation are not compromised.

The Company will continue to concentrate on marketing activity to promote its principal brands and to secure new listings. Such activity has and will continue to centre on the publication of a new 2007 product catalogue, improvements to the Company web site, advertising, newsletters, e-marketing, etc.

As sales of traditional product lines decline (forks, hooks, snow tools, etc.) it is clear that we must offer new product ranges and that we are able to offer products of the right quality and at appropriate price points. With this in mind we have tried to launch new products which are competitive in terms of price and which are not simply garden tools but with which are associated with a more general garden leisure theme, e.g. bonsai tools, wooden baskets, wooden crates, repotting tables and decorative wooden wheel barrows. Focus will therefore continue on new product development as a way of both improving margins and eliminating the seasonal peaks that are typical of the garden products business.

AUSTRALASIA

Sales have increased by $0.42 million (12.71%) in the current quarter from $3.28 million in Q2 of 2006 to $3.70 million in Q2 of 2007. Volume increases of $0.26 million and favorable exchange rate variances of $.0.19 million were partially offset by increased sales rebates of $0.03 million. Cumulatively, for the six months to March 31, 2007 sales have increased by $1.21 million (17.25%) from $6.99 million in 2006 to $8.20 million in 2007 due to favorable volumes of $1.16 million and exchange variances of $0.33 million, offset by increased rebates of $0.28 million.

Australia has had a successful quarter following on from a high achieving Q1. Once again, imported house brands and the ongoing drought have impeded sales of garden products compared to the previous year but this was offset by improved sales in masonry, hand tool and particularly air product categories as a result of promotions with major customers. This increased promotional activity has, however, incurred higher levels of sales rebates.

In New Zealand there has been a slight dip in Q2 sales levels when compared to last year due to decreases in air and garden sales and the delisting of an unprofitable drainage product range being only partially offset by gains in garden cutting and digging tools. Overall for the six month period sales are higher than last year due to increased promotional activity within the air tool category. Customer confidence is at a high in New Zealand with reduced fuel prices resulting in increased disposable income.

As a result of increased sales levels, improved sourcing, wholesale price increases and currency price gains, and changes within the sales and customer mix of the businesses, gross margins have seen a considerable improvement over the same period last year.

Despite the Q1 and Q2 achievements, competition from imported Asian products and retailer house brands continue to place sales volumes, margins and market share under pressure.

Overall, increased sales to our major customers reflect the continued expansion and domination of the market by the major corporate retailers who continue to expand their market share at the expense of the traditional independent retail groups. As such, our sales mix reflects this trend with sales growth continuing in the corporate sector whilst sales to the independent retailers continue to decline. Our objective going forward is to spread our exposure to the corporate sector by increasing our sales and market share in the independent and industrial markets.

A major focus going forward will be the promotion and marketing of Spear & Jackson brands to gain incremental sales and profit growth together with aggressive pricing strategies to maintain and improve market share in all the categories in which we compete. The division will continue to develop and introduce new and extended ranges under the S&J brand across the garden digging, cutting, hand tool, masonry, hammer and air tool ranges. In addition, improved product procurement and the successful implementation of price increases will help to ensure our sales and trading margins continue to improve going forward.

COSTS OF GOODS SOLD AND GROSS PROFIT

Summary details regarding costs of goods sold as a percentage of sales and gross profit margins in the periods under review are as follows:

                            Three months ended           Six months ended
                          March 31,     March 31,     March 31,     March, 31
                             2007          2006          2007          2006
                              %             %             %             %

Cost of goods sold .....    64.87         69.19         65.56         69.26
as a % of sales

Gross profit margin ....    35.13         30.81         34.43         30.74

Costs of goods sold decreased to $18.92 million in the three month period ended March 31, 2007 from $19.08 million in 2006. In the six month period under review costs of goods sold have increased from $34.98 million in 2006 to $35.40 million in 2007.

The increased gross margin in the periods under review and the decrease in the cost of goods sold as a percentage of sales reflects the improvements in manufacturing efficiencies and the reduction of direct costs as a result of the extensive restructuring initiatives in our UK manufacturing operations. The UK manufacturing reorganization program, initiated in the last quarter of 2005 and continued in the second and subsequent quarters of Fiscal 2006 with the announcement of the closure of our manufacturing site at Wednesbury in the UK, the relocation of the UK central warehouse to the Atlas site in Sheffield and the cessation of certain manufacturing activities in the UK magnetics division has had, and will have, a beneficial effect on margins. Own-manufactured product is being progressively replaced with factored items sourced from overseas thereby reducing costs and increasing profitability.

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

EXPENSES

Selling, general and administrative (SG&A) expenses increased by $0.63 million (6.67%) from $9.30 million in the quarter ended March 31, 2006 to $9.93 million in the quarter ended March 31, 2007. In the six months ended March 3, 2007 costs of $19.69 million have increased by $1.27 million (6.89%) from $18.42 million in the six months to March 2006.

The principal reasons for the movements are as follows:

                                                   Increase over Prior Year
                                              Quarter ended     Six months ended
                                                March 31,           March 31,
                                                  2007                2007
                                                   $m                  $m

a) Impact of movements in average
   US$/sterling cross rates in the period          1.04               1.85

b) Increased Bowers Shanghai 2007 costs .          0.08               0.20

c) Increased UK distribution costs ......          0.13               0.24

d) Inflationary increases ...............          0.22               0.44

e) Decreased US head office costs .......         (0.07)             (0.08)

f) Other net decreases ..................         (0.77)             (1.38)
                                                  -----              -----

Total net increase in SG&A expenses .....          0.63               1.27
                                                  -----              -----

GAIN ON SALE OF LAND AND BUILDINGS

The credit of $0.22 million in the quarter to March 31, 2007 represents the sale, on March 27, 2007, of land at the company's Atlas site in Sheffield, England that was surplus to current requirements. The net credit of $0.31 million in the six month period relates to the gain on the sale of the Atlas site referred to above together with a credit of $0.9 million in relation to the deferred element of the gain arising on the sale, in July 2006, of the land and buildings at the Company's UK manufacturing site Wednesbury.

MANUFACTURING AND OTHER REORGANIZATION COSTS

A net charge of $0.08 million was incurred in the three month period to March 31, 2007 compared to a $1.23 million charge in the previous year. Cumulatively, to March 31, 2007, a $0.10 million charge was incurred compared to $1.23 million in the previous year.

On January 25, 2006, the Company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. The closure and relocation of the Wednesbury facility was completed by November 30, 2006 and the costs for this exercise of $1.23 million, including employee severance payments, site closure expenses, factory reorganization expenses were provided for in the quarter to March 31, 2006. However, costs of $0.01million, including that element of employee severance costs relating to the payment of loyalty bonuses, have been expensed to the profit and loss account in the Quarter to December 2006.

Additionally, in the quarter to September 30, 2006, the Company's UK subsidiary, Eclipse Magnetics Limited, announced the cessation of certain of its manufacturing activities and its relocation to the Atlas site in Sheffield, England. While provision was made for this move at September 30, 2006, further provisions of $0.08 have been made in the three months to March 31, 2007, principally in respect of increases in the amounts previously provided re empty property rentals.

OTHER INCOME AND EXPENSES

Other income and expenses has moved from a net credit of $.08 million in Q2 of 2006 to a net credit of $0.13 million in Q2 of 2007. For the six month period under review other income and expenses has moved from a net credit of $0.09 million in 2006 to a net credit of $0.18 in 2007.

The increase is primarily due to the inclusion of $0.08 million in Q2 of fiscal 2007 in respect of the Group's share of earnings in Ningbo Hightec Magnetic Assemblies Co. Ltd., a joint venture company in which the company holds a 25% stake.

INCOME TAX

An income tax charge of $0.04 million arose in the quarter to March 31, 2007 compared to a charge of $0.1 million in the comparable period last year. For the six months to March 31, 2007 there was a $0.09 million charge compared to a $0.31 million credit in the comparable period last year.

Income taxes represented 7.59% of the profit before tax in the three months to March 31, 2007 and 5.09% of the loss before tax in 2006. For the six months to March 31, 2007 taxes represented 13.46% of the net loss before tax and 7.59% for the comparable period last year.

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

The principal reasons for the significant fluctuations between the effective rates of tax and the US Federal statutory rate in the periods under review are summarized below:

      i) As a result of pre-tax losses in a number of the UK entities in the six months to March 2007 and the ongoing benefit of a tax deduction (spread over 4 years) in respect of the special contribution of $7.2 million that was made to the Company Pension Plan in fiscal 2005, tax losses have been generated in certain of the UK companies. Valuation allowances of approximately $0.19 million have been applied to these losses as a recent history of losses and other factors has precluded the Company from demonstrating that it is more likely than not that the benefits of these operating loss carry forwards will be realized.

      ii) Income within certain overseas subsidiaries within the Spear & Jackson Group is taxed at different rates from the effective rate. The typical local taxation rate suffered by the Company's non-US overseas subsidiaries is approximately 30% compared to a US Federal Statutory rate of 35%. The effect of applying a rate of 30%, as opposed to 35%, to the Company's results is a tax debit of approximately $0.02 million.

      iii) Permanent differences between accounting and taxable income as a result of non-deductible expenses have had the effect of increasing the taxation charge by $.0 9 million.

      iv) In addition, the rate of tax has been increased as a result of losses that have been incurred in the United States for which no utilization against future income is envisaged in the short term and to which a valuation allowance has therefore been applied (tax impact $0.07 million).

      v) The gain of $0.22 arising in the three months to March 31, 2007 on the sale of the Company's surplus land at its Atlas site, Sheffield, is not subject to taxation due to the availability of capital losses brought forward which have not been recognized within the deferred tax computation.

The majority of the Group's deferred tax asset relates to timing differences originating in its UK subsidiaries. Such deferred tax balances have been provided at 30%. Legislation currently awaiting government approval will reduce the rate to 28% from April 2008 onwards. If this new tax legislation had been formally enacted as of Mach 31, 2007, the effect on the Group's condensed consolidated financial statements for the six months ended March 31, 2007 would have been as follows:

      i) The income tax provision would have been reduced by $165 resulting in an income tax benefit of $70.

      ii)   The deferred tax asset of $17,577 would reduce by $1,168 to $16,409.

      iii) The net of tax minimum pension liability adjustment of $46,660 would increase by $1,333 to $47,993.

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES

Our net income from continuing activities after income taxes in the three months to March 31, 2007 was $0.55 million (2006: $2.06 million loss). In the six months to March 31, 2007 the loss from continuing activities was $0.80 million (2006: $3.73 million)

DISCONTINUED OPERATIONS

Discontinued operations in the results for the three and six month periods ending to March 31, 2006 relate to the Metrology Division's Coventry Gauge thread gauge measuring division based in the UK, and the Megapro screwdriver division of Spear & Jackson, Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents amounted to $7.21 million at March 31, 2007 ($9.93 million at September 30, 2006), working capital (excluding deferred taxes) totaled $33.10 million ($30.25 million at September 30, 2006) and our stockholder's equity was $22.38 at March 31, 2007 ($21.84 million at September 31, 2006).

Net cash used in operating activities in the six month period ended March 31, 2007 was $2.97 million compared to $1.05 million in the six months ended March 31, 2006. This increase of $1.92 million primarily arises from:

   -  increase in trade working capital outflows of $2.21 million (361%)

   - decrease in net inflows from other assets and liabilities (including taxation) of $2.74 million (95.93%)

   - Reduction in net loss (adjusted for depreciation, gain on sale of land and buildings and deferred income taxes, etc) of $3.03 million (92.2%) as dealt with in the commentary on results, above.

The reasons for these trade working capital variances and movements in other assets and liabilities are summarized below:

(a)   Trade working capital variances.

      The net decrease in cash inflows derived from decreases in trade working capital is as follows:

                                                   Note          $ million

      Decreased inventory inflows                  (i)             (2.00)
      Increased trade receivable outflows          (ii)            (0.49)
      Increased trade payable inflows              (iii)            0.28
                                                                   -----
                                                                   (2.21)

i) The inventory inflows for the six months to March 31, 2006 benefited from the rigorous inventory reduction program initiated within the UK hand and tool division at the beginning of fiscal 2006. By September 30, 2006, stock levels across most of the divisions had decreased, especially in those operations undergoing manufacturing reorganization programs, where lower inventory levels were achieved following the move to factored rather than own-manufactured product. As a result, therefore, stock reductions in the six months to March 31, 2007 were not as pronounced as in the previous period under review. In Eclipse Magnetics, however, where the reorganization plans were initiated at a later date, there have been significant stock reductions in the six month period to March 31, 2007.

ii) The increase in trade receivable outflows is primarily due to the increased levels of export sales in February and March 2007 in certain of our operating divisions when compared to the same period last year. Such export sales have longer settlement terms For example, payment dates can range from 60 days to 90 days after date of invoice for export based customers, compared to 30 to 60 days for home based customers. The differing sales profiles can therefore have a significant impact on trade receivable levels when comparing one period to another.

iii) Decreased trade payable outflows of $0.28 million mirror the inventory movements discussed in i), above, although the favorable variance has been diluted by increasing levels of purchases of factored goods from overseas suppliers on reduced settlement terms.

(b)   Variances in cash flows attributable to other assets and liabilities

i) The major contributory factor is the $1.7 million payment of severance and move costs associated with the UK manufacturing reorganization programs at the Wednesbury and Atlas sites and the Eclipse Magnetics division. In the six month period to March 31, 2007 $ 1.7 million had been defrayed. In the six-month period to March 31, 2006 although $0.5 million had been defrayed at that date in respect of the UK manufacturing reorganization program, this payment was offset, in cash flow terms, by an additional restructuring provision of $1.5 million that was made in respect of the closure of the Wednesbury site.

ii) Reduced accrual levels at March 31, 2007 compared to March 31, 2006, especially in those restructured trading entities where creditors in respect of direct labor costs, previously accrued for in other creditors, have been replaced with accruals for factored/bought-in product, that are included within trade payables.

Cash used in investing activities in the six months to March 31, 2007 was $0.44 million compared to $0.82 million in 2006. The 2006 comparatives include a $0.23 million investment in Ningbo Hightec Magnetic Assemblies Co. Ltd., a joint venture company in which the company holds a 25% stake. Additionally, the 2006 figures include higher capital expenditure levels including start up funding in the Bowers Shanghai operation and new investment in the Bowers UK operations. The 2007 expenditure mainly comprises the purchase of new computer hardware at the UK operations Head Quarters at the Atlas site in Sheffield. The six months to March 31, 2007 also includes an inflow of $294 relating to the sale proceeds of land at the Atlas site, Sheffield, England.

There was no net cash provided by financing activities in the six month period to March 31, 2007 compared to $0.68 million in the comparable period last year. The 2006 figure represents the utilization of the UK bank facility to meet cyclical trading demands in the UK, increased pension plan contributions and the payment of restructuring costs associated with the manufacturing reorganization program. There has been no similar utilization of the UK bank overdraft facility in the six months to March 31, 2007.

BANK FACILITIES

The UK subsidiaries of Spear & Jackson plc and Bowers Group plc maintain a line of credit of $8.83 million. This is secured by fixed and floating charges on the assets and undertakings of these businesses. Of the total facility, $5.88 million relates to bank overdrafts and $2.95 million is available for letters of credit. These facilities are denominated in British pounds. The overdraft carries interest at UK base rate plus 1%. At March 31, 2007 and September 30, 2006 the company had $nil outstanding under the overdraft line and at March 31, 2007 $0.04 million in outstanding letters of credit (September 30, 2006: $0.6 million).

The French and Australian subsidiaries of Spear & Jackson plc maintain short-term credit facilities of $2.86 million denominated in Euros and Australian dollars. The facilities comprise bank overdraft lines, with interest rates ranging from 6.8% to 12.6%, together with facilities for letters of credit and the discount of bills receivable. There was nothing outstanding under the overdraft lines at both March 31, 2007 and September 30, 2006. $0.22 million of letters of credit and bills were outstanding under these facilities at March 31, 2007 (September 30, 2006: $0.5 million).

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

The Company's bank accounts held with the HSBC Bank plc by UK subsidiaries of Spear & Jackson plc and Bowers Group plc form a pooled fund. As part of this arrangement the companies involved have entered into a cross guarantee with HSBC Bank plc to guarantee any bank overdraft of the entities in the pool. At March 31, 2007 the extent of this guarantee relating to gross bank overdrafts was $23.43 million (September 30, 2006 $21.6 million). The overall pooled balance of the bank accounts within the pool at March 31, 2007 was net cash in hand balance of $3.56 million (September 30, 2005 $5.4 million).

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company makes a range of contractual obligations in the ordinary course of business. The following table summarizes the Company's principal obligations at March 31, 2007:

                             Total Amount       Payments due by period ($m)
                             Committed      1 year     1-3      4-5      5 years
Contractual obligation       ($m)           or less    years    years    or more

Capital lease obligations    1.5            0.6        0.8      0.1      -
Operating leases
(note a)                     5.5            1.1        1.8      1.3      1.3
                             ---            ---        ---      ---      ---
                             7.0            1.7        2.6      1.4      1.3
                             ---            ---        ---      ---      ---

(a) Amounts represent the minimum rental commitments under non-cancelable operating leases.

(b) Excluded from the above tables are the amounts payable by the Company to the UK defined benefit pension plan as future funding obligations over the five year term shown above cannot be accurately forecast. The annual contribution rate is set annually by the actuary in accordance with the applicable UK regulatory legislation. In the year ended September 30, 2006 the Company paid $3.4 million into the plan. With regard to the year ended September 30, 2007, in the ten month period to July 31, 2007 the level of contributions will be approximately $3.1 million. Contributions after that date will be determined after consultation between the Company, the actuary and the pension plan trustees. Following the introduction of new UK pension legislation it is anticipated that, post July 31, 2007, Company contributions will increase but the amount of such increase will only be established once the Plan's triennial valuation at April 5, 2007 is completed by the Plan actuary and discussions between the Company and the Plan Trustees are concluded.

(c) As at March 31, 2007 the Company had letters of credit of $0.26 million outstanding, which are secured by the UK and Australian credit facilities.

At March 31, 2007 the Company had no material off-balance sheet arrangements other than the non-debt obligations described in contractual obligations above.

OUTLOOK

We anticipate that an operating profit (before the inclusion of FAS 87 pension charges) of approximately $1.4 million will be recorded in Quarter 3 of fiscal 2007. After taking into account quarterly pension charges of $2.1 million an operating loss is forecast for Quarter 3. This result is dependant upon current forecast sales levels being realized with no significant sales revenue either being lost or being deferred into future quarters and no dilution of margins. The trading result for the year is still anticipated to be a loss, as all base trading profits will be eliminated by the significant non-cash pension charge calculated in accordance with FAS 87. The Company's actuaries anticipate that the charge will be $8.0 million for fiscal 2007 compared to $8.4 million for fiscal 2006. As a result of the level of pension charges, the Company also does not anticipate returning a net profit after tax for fiscal 2007. Management will consider all available operational strategies to mitigate the negative impact of trading losses which arise as a result of these high pension costs.

As previously reported, during the later part of fiscal 2005 and during 2006 the Company performed a detailed review of its UK manufacturing operations to identify initiatives to combat declining sales performance and the increase in low cost imports from Far Eastern markets. In January 2006, the Company announced the closure of its Wednesbury manufacturing and distribution facility and the relocation of the central UK warehousing facility to the Atlas site in Sheffield, England. This was completed by the end of November 2006. In fiscal 2005 the Company had previously sold the excess element of its site and on July 27, 2006 the Company completed the sale of the remaining element of the Wednesbury property.

In addition, in the third quarter of fiscal 2006, the Company announced the cessation of certain manufacturing operations at both its Atlas site and the Eclipse Magnetics UK facility in Sheffield. It was also announced that the remaining elements of the Magnetics business would be transferred to the Atlas Site. This reorganization was completed in December 2006.

The Wednesbury site closure, the Atlas reorganization and the Eclipse restructuring and relocation represent a significant change to the shape and structure of the UK business and it is therefore probable that, in the short term, the cost savings that the reorganizations will deliver will be diluted whilst new procedures and processes are being established. Nevertheless, the results for the six month period ended March 31, 2007 showed an improvement in the Company's gross margins over the comparable period in the prior year from 30.74% in 2006 to 34.43% in 2007 which demonstrates that the reorganization initiatives are already impacting positively on the business.

Given the competitive markets in which we operate, we will continue to look at further initiatives to rationalize underperforming areas of the business and to monitor operational infrastructures in the United Kingdom, particularly overhead costs, to ensure that these are as cost efficient as possible and at a level appropriate to the needs of the business.

The Company's core UK hand and garden businesses continue to face challenging trading conditions. The trends highlighted in Q1 of fiscal 2007 remain, with the key considerations being soft demand in the UK retail sector, fierce competition from cheap foreign imports and the increasing trend for multiple retailers to buy and promote own label brands in preference to Company products. The reorganization program referred to above was implemented to address these issues and further strategies will be considered to further improve the Company's base
- line profitability.

As with the Company's UK hand and garden tool businesses, and despite strong trading performances in Quarters 1 and 2, our Australasian and French subsidiaries continue to experience difficult trading conditions because of flat retail demand, the ongoing drought in Australia, increased levels of competition from Far East imports, reduced consumer spending and the increasing trend of retail groups to consolidate and to increase their promotional activity of house brands in preference to company branded product.

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

Within the Metrology division, the selling and distribution outlet in Maastricht is now fully operational. In the future, this revenue and earnings growth will be enhanced by the division's operation in Shanghai, China. In Q2 of fiscal 2007, a further $0.5 million of investment funding has been injected into the business. These funds will be utilized in acquiring items of plant and machinery, which will enable the company to set up its own manufacturing facility. This manufacturing should be operational during the course of Q3

Looking forward, demand for our own manufactured metrology hand tools will continue to face further pressure from low cost Far East imports. The Company therefore recognizes the need to focus its UK manufacturing sites on producing more high technology products and measuring solutions. New products are the key drivers for growth and several new ranges are due to be launched during the remainder of fiscal 2007.

We anticipate that our businesses will face the issues of increased costs and margin erosion as a result of raw material, fuel and other utility price increases, interest rate increases, the $8.0 million FAS 87 pension charge and a weak dollar. These factors will again put pressure on our margins and overhead costs. Wherever possible, these increases will be passed on though sales price increases or their adverse effects will be mitigated by cost reductions or the implementation of earning enhancing strategies.

Any strengthening of the US dollar would impact favorably on the business, as this would ease the pressure on margins and increase our competitiveness. Current trends, however, indicate no end to a continued weakening which will place additional pressure on our sales into a number of our US$ denominated export markets.

In the forthcoming months we will continue to focus on improving cash generation. In the first half of fiscal 2007 significant costs have been defrayed in relation to the various restructuring initiatives. These costs have been funded from existing core UK bank facilities. Further funds have also been utilized to finance the next stage of the development of the Shanghai business through the set up of its own manufacturing facility. The Company has commenced negotiations with the trustees of the pension plan to determine the level of future employer cash contributions that will become effective in Q4. The contributions will be calculated in accordance with new UK pension legislation and after discussions with the Plan trustees. The new contribution rate will not be known until after the Plan's triennial valuation has been completed by the Plan actuary and discussions between the Company and the Trustees are concluded. It is likely, however, that pension payments will increase from July 2007.

To restrict the pressure that this expenditure will have on the Company's bank facilities, focus will be maintained on the strict control of working capital and the implementation of strategies to both increase Company profitability and reduce costs.

Going forward, the success factors critical to our business include sales growth through penetration in new and existing markets; the implementation of strategies to enable us to compete against suppliers based in low cost manufacturing regimes; successful procurement of new and existing products at favorable prices, emphasis on new product development activities so that we can exploit our brand equity and technical expertise to differentiate our product offerings from cheap "me-too" imports; emphasis on promotional campaigns and demonstration tours which focus on high margin product groups and on those high added value areas of the Metrology and Magnetics businesses; continued reorganization of our existing manufacturing and overhead bases so that they are as cost efficient as possible; the successful development of our operations in China and elsewhere; and the maximization of cash resources and the negotiation of additional bank facilities, where required, so that we are able to fund new initiatives and take advantage of market opportunities.

Much, however, will continue to depend on the level of retail demand in our UK, French and Australasian markets. Softening demand and a further deterioration in consumer confidence could significantly impact on our earnings levels in subsequent periods.

The formal resolution of the SEC legal action in fiscal 2005 and the Class Action Litigation will enable the Company to move forward with more certainty so that both short and long term commercial strategies can be formulated and implemented. The stability of the Company will be further enhanced by the settlement of the derivative Action litigation. Additionally, the Court's approval, on January 22, 2007, to the Corporate Monitor's request to be relieved of his duties is another indication of the significant steps that the Company has taken in restoring its financial and reputational standing since the Monitor's original appointment in April 2004.

The sale of Jacuzzi Brands, Inc.'s 61.8% majority shareholding in Spear & Jackson, Inc. to United Pacific Industries Limited ("UPI") on July 28, 2006 removed another area of uncertainty and has provided a platform for future business growth. The development of detailed business strategies under our new ownership structure is in its formative stages but potential synergies and areas of specific market and commercial expertise, particularly in the Far Eastern trading arena, have been identified which, going forward, are hoped to be of benefit to both Spear & Jackson, Inc. and UPI.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The principal market risks to which the Company is exposed comprise interest and exchange rate fluctuation, changes in commodity prices and credit risk.

INTEREST RATE RISK

The Company is exposed to interest rate changes primarily as a result of interest payable on its bank borrowings, car finance arrangements classified as finance leases and interest receivable on its cash deposits. At March 31, 2007 the Company had no borrowings in the form of overdrafts, finance lease liabilities of $0.84 million and had cash and cash equivalents of approximately $7.21 million. Given the current levels of borrowings and the amounts outstanding under finance leases, the Company believes that a 1% change in interest rates would not have a material impact on consolidated income or cash flows. Holding the same variables constant, a 10% increase in interest rates would increase the Company's interest charge by $0.08 million.

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

In the six months ended March 31, 2007 compared to the equivalent period in 2006, the change in exchange rates had the effect of increasing the Company's consolidated sales by $4.58 million or 9.07%. Since most of the Company's international operating expenses are also denominated in local currencies, the change in exchange rates had the effect increasing operating expenses by $1.85 million for the six months ended March 31, 2007 compared to the comparable prior year period. If the US dollar further weakens in the future, it could result in the Company having to suffer reduced margins in order for its products to remain competitive in the local market place.

Additionally, our subsidiaries bill and receive payments from some of their foreign customers and are invoiced and pay certain of their overseas suppliers in the functional currencies of those customers and suppliers. Accordingly, the base currency equivalent of these sales and purchases is affected by changes in foreign currency exchange rate.

We manage the risk and attempt to reduce such exposure by periodically entering into short-term forward exchange contracts. At March 31, 2007 the Company held forward contracts to sell Australian and New Zealand dollars to buy approximately $0.78 million US dollars.

The contract values were not materially different to the period end value of the contracts. A 10% strengthening or weakening of the US$ against its Australian and New Zealand counterparts could, however, result in the Company suffering losses or benefiting from gains of approximately $0.08 million had no forward contracts been taken out.

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

At March 31, 2007 the Company had made an allowance of $1.17 million in respect of doubtful accounts which management believes is sufficient to cover all known or expected debt non-recoveries.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Principal Administrative Officer (PAO) and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the former acting Chief Executive Officer (now Chairman and Managing Director of the Company's principal UK operating subsidiaries), the PAO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, the PAO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings, and management has concluded that the unaudited consolidated condensed financial statements included in this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

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

With the return of the Spear & Jackson shares to the Company by PNC, the stockholders of the Company had their percentage stock interest increase correspondingly. Jacuzzi Brands, Inc. ("Jacuzzi"), which at this time was a beneficial owner of 3,543,281 shares of common stock had its interest in the Company increase to approximately 61.8% of the outstanding common stock.

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

On July 7, 2006 the Company, Dennis Crowley and the Class Plaintiff reached a Memorandum of Understanding ("MOU"), which confirmed that the plaintiffs, the Company and Crowley in the class action had reached an agreement in principle for the settlement of this litigation, subject to Court approval. According to the terms of the MOU, the Company deposited the sum of $650,000 into a Qualified Settlement Fund for disbursement to the Settlement Class pending approval of the Court. Subsequent to this, Sherb & Co. also agreed to the terms of the Settlement agreeing to contribute an additional $125,000.

On November 9, 2006, the Stipulation of Settlement was filed with the Court for preliminary approval. On January 31, 2007, the Court entered its Order Preliminarily Approving Settlement and Providing for Notice and Setting Class Action Statutory Settlement Hearing. The Order, for purposes of the proposed settlement, certified a "Settlement Class" of persons (with certain exceptions) who purchased the Company's common stock between February 1, 2002 and April 15, 2004. The Order also approved as to form and content the Notice of Pendency and Proposed Settlement of Class Action and Summary Notice. The Settlement Hearing was set for May 11, 2007 at 11:30 a.m. at the West Palm Beach, Florida Federal District Courthouse to determine whether the terms of the Settlement are fair, just reasonable and adequate to the Settlement Class, and should be approved by the Court; whether a final judgment should be entered dismissing the litigation; whether the proposed plan of allocation should be approved; and to determine the amount of fees and expenses to be awarded to plaintiffs' lead counsel. The Order also appointed a claims administrator and provided for notice to those who sought exclusion from the Settlement Class.

On May 11, 2007, the U.S. District Court for the Southern District of Florida, sitting in West Palm Beach Florida, heard the Plaintiff's motion for Final Approval of the Class Action Settlement and Plan of Allocation, to which there were no objectors or class members that opted out of, the settlement. On May 14, 2007, the Court signed the Final Judgment thus forever extinguishing all of the class claims against the Company, and barring any claims for contribution by third parties. The Final Judgment made clear that the settlement was not an admission of wrongdoing or liability by the Company.

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

On February 2, 2007, the Circuit Court entered a Preliminary Approval Order preliminarily approving the partial settlement pursuant to the Stipulation of Settlement between plaintiff and the Company, including its former directors William Fletcher, John Harrington, and Robert Dinerman. The Court has set May 29, 2007 at 8a.m. at the West Palm Beach County Courthouse, for the final Settlement Hearing to determine (i) whether the terms of the Partial Settlement are fair, just reasonable and adequate to the derivative stockholders and to the Company, and should be approved by the Court; (ii) whether a final judgment should be entered dismissing the litigation and releasing the defendants Spear & Jackson, as described in the Stipulation; and (iii) to determine the amount of fees and expenses to be awarded to plaintiffs' counsel. The Order approved as to form and contents the Notice of Partial Settlement and the mailing and distribution process. The Order also provided for notice to those who sought exclusion from the settlement.

There can be no assurance that the Courts will approve the terms of this settlement.

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

Dated: May 15, 2007                     SPEAR & JACKSON, INC.

                                        By: /s/ Patrick J. Dyson
                                            --------------------
                                            Patrick J. Dyson
                                            Chairman, Director and
                                            Chief Financial Officer
                                            (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: May 15, 2007                     By: /s/ Patrick J. Dyson
                                            --------------------
                                            Patrick J. Dyson
                                            Chairman, Director and
                                            Chief Financial Officer
                                            (Principal Executive Officer)

Dated: May 15, 2007                     By: /s/ Lewis Hon Ching Ho
                                            ----------------------
                                            Lewis Hon Ching Ho
                                            Director and
                                            Chief Administrative Officer
                                            (Principal Administrative Officer)