Form 10-Q
period 2007-06-30
SPEAR & JACKSON INC
filed 2007-08-14
CIK 1107206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2007

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a well-known seasoned user (as defined in Rule 405 of the Securities Act),(Yes [ ] No [X]

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act), Yes [ ] No [X]

The number of shares of registrant's common stock outstanding as of August 14, 2007 was 5,735,561.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements (Unaudited) .................................    1


         Condensed Consolidated Statements of Operations - Three and
         Nine Months ended June 30, 2007 and 2006 .........................    1

         Condensed Consolidated Balance Sheets - June 30, 2007
         and September 30, 2006 (audited) .................................    2

         Condensed Consolidated Statement of Cash flows - Nine Months
         ended June 30, 2007 and 2006 .....................................    3

         Notes to Condensed Consolidated Financial Statements .............    4


ITEM 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations ........................................   23


ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk ........   55


ITEM 4.  Controls and Procedures ..........................................   57



PART II. OTHER INFORMATION ................................................   57


ITEM 1.  Legal Proceedings ................................................   57


ITEM 6.  Exhibits .........................................................   60


SIGNATURES ................................................................   61


Certification of Principal Executive Officer and
  Chief Administrative Officer pursuant to Section 302 ....................EX 31


Certification of Principal Executive Officer and
  Chief Administrative Officer pursuant to Section 906 ....................EX 32

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                  SPEAR & JACKSON, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                          FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                                  ENDED                    ENDED
                                                          JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                            2007         2006         2007         2006
                                                         ---------    ---------    ---------    ---------
Net sales ............................................    $ 28,730     $ 24,647     $ 82,715     $ 75,145
Cost of goods sold ...................................      18,795       16,768       54,191       51,743
                                                         ---------    ---------    ---------    ---------
Gross profit .........................................       9,935        7,879       28,524       23,402

Operating costs, income and expenses:
   Selling, general and administrative expenses ......      10,288        9,360       29,980       27,783
   Gain on sale of land and buildings ................           -            -         (312)           -
   Settlement of class action litigation .............           -          650            -          650
   Manufacturing and other reorganization costs ......          22          592          120        1,820
                                                         ---------    ---------    ---------    ---------
Operating loss .......................................        (375)      (2,723)      (1,264)      (6,851)

Other income and expenses
   Rental and other income ...........................          50           37          132          111
   Interest (net) ....................................          (7)         (38)          18          (25)
   Share of net earnings of investment in joint
      venture ........................................          64            -          140            -
                                                         ---------    ---------    ---------    ---------
Loss from continuing operations before income taxes ..        (268)      (2,724)        (974)      (6,765)


Income tax (provision) benefit .......................         (41)         (41)        (136)         272
                                                         ---------    ---------    ---------    ---------

Loss from continuing operations ......................        (309)      (2,765)      (1,110)      (6,493)
                                                         ---------    ---------    ---------    ---------
Discontinued operations:

   Loss from discontinued operations .................           -          (14)           -         (101)
   Adjustments to previously recorded losses on
      disposal of discontinued operations ............           -            3            -           12
                                                         ---------    ---------    ---------    ---------
Loss from discontinued operations ....................           -          (11)           -          (89)
                                                         ---------    ---------    ---------    ---------

Net loss .............................................    $   (309)    $ (2,776)    $ (1,110)    $ (6,582)
                                                         =========    =========    =========    =========

Basic and diluted loss per share:

From continuing operations ...........................   $   (0.05)   $   (0.48)   $   (0.19)   $   (1.13)
From discontinued operations .........................        0.00         0.00         0.00        (0.02)
                                                         ---------    ---------    ---------    ---------
Total ................................................   $   (0.05)   $   (0.48)   $   (0.19)   $   (1.15)
                                                         =========    =========    =========    =========

                The accompanying notes are an integral part of these financial statements.

                                                     1

                                  SPEAR & JACKSON, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS EXCEPT SHARES)
                                                                         AT JUNE 30,     AT SEPTEMBER 30,
                                                                            2007               2006
                                                                      ----------------   ----------------
                                                                         (UNAUDITED)
                                                  ASSETS

Current assets:
   Cash and cash equivalents ......................................   $          9,833   $          9,930
   Trade receivables, net of allowances for doubtful debts of
     $1,165 and $1,635 ............................................             20,097             15,983
   Inventories ....................................................             25,772             22,853
   Foreign taxes recoverable ......................................                203                215
   Deferred income tax asset, current portion .....................              2,342              2,182
   Other current assets ...........................................              1,349              1,425
                                                                      ----------------   ----------------
      Total current assets ........................................             59,596             52,588

Property, plant and equipment, net ................................             17,355             15,594
Deferred income tax asset .........................................             15,641             14,570
Investments .......................................................                660                508
                                                                      ----------------   ----------------
      Total assets ................................................   $         93,252   $         83,260
                                                                      ================   ================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable .........................................   $         10,556   $          7,766
   Accrued expenses and other liabilities .........................             11,393             12,234
   Foreign taxes payable ..........................................                201                155
                                                                      ----------------   ----------------
      Total current liabilities ...................................             22,150             20,155
Other liabilities .................................................              1,106                699
Pension liability .................................................             46,998             40,565
                                                                      ----------------   ----------------
      Total liabilities ...........................................             70,254             61,419
                                                                      ----------------   ----------------
Stockholders' equity:
Common stock, 25,000,000 shares authorised $0.001 par value;
   12,011,122 issued and 5,735,561 shares outstanding .............                 12                 12
Additional paid in capital ........................................             51,590             51,590
Accumulated other comprehensive income (loss):
   Minimum pension liability adjustment, net of tax ...............            (47,734)           (44,447)
   Foreign currency translation adjustment, net of tax of $nil ....             20,181             14,581
   Unrealized loss on derivative instruments ......................                (56)               (10)
(Accumulated deficit)/retained earnings ...........................               (455)               655
Less: 6,275,561 common stock held in treasury, at cost ............               (540)              (540)
                                                                      ----------------   ----------------
      Total stockholders' equity ..................................             22,998             21,841
                                                                      ----------------   ----------------

                                                                      ----------------   ----------------
      Total liabilities and stockholders' equity ..................   $         93,252   $         83,260
                                                                      ================   ================

                The accompanying notes are an integral part of these financial statements.

                                                     2

                                  SPEAR & JACKSON, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                              (IN THOUSANDS)
                                                                           FOR THE NINE MONTHS ENDED
                                                                          JUNE 30,           JUNE 30,
                                                                            2007               2006
                                                                      ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .......................................................   $         (1,110)  $         (6,582)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation ................................................              1,409              1,775
      Gain on sale of land and buildings ..........................               (312)                 -
      (Profit) loss on sale of plant, property and equipment ......                 (4)                 2
      Deferred income taxes .......................................                  -               (566)
      Equity earnings in joint venture ............................               (140)                 -
   Changes in operating assets and liabilities:
      (Increase) decrease in trade receivables ....................             (2,555)               104
      (Increase) decrease in inventories ..........................             (1,066)             1,681
      Decrease in other current assets ............................                111                208
      Contributions paid to pension plan ..........................             (2,814)            (2,595)
      Increase in other non-current liabilities ...................              6,153              6,181
      Increase in trade accounts payable ..........................              2,112                109
      (Decrease) increase in accrued expenses and other liabilities             (2,922)               669
      Increase (decrease) in foreign taxes payable ................                 79               (108)
      Increase (decrease) in other liabilities ....................                407                (26)
                                                                      ----------------   ----------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ...............               (652)               852
                                                                      ----------------   ----------------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .....................             (1,089)              (738)
   Proceeds from sale of property, plant and equipment ............                447                 86
   Purchase of equity investment ..................................                  -               (229)
                                                                      ----------------   ----------------
NET CASH USED IN INVESTING ACTIVITIES .............................               (642)              (881)
                                                                      ----------------   ----------------
FINANCING ACTIVITIES:
   Decrease in overdraft ..........................................                  -               (773)
                                                                      ----------------   ----------------
NET CASH USED IN FINANCING ACTIVITIES .............................                  -               (773)
                                                                      ----------------   ----------------
Effect of exchange rate changes on cash and cash equivalents ......              1,197               (166)
                                                                      ----------------   ----------------

CHANGE IN CASH AND CASH EQUIVALENTS ...............................                (97)              (968)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................              9,930              7,289
                                                                      ----------------   ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................   $          9,833   $          6,321
                                                                      ================   ================
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest .........................................   $            236   $             82
                                                                      ================   ================
   Cash paid for taxes ............................................   $             57   $            402
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

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to both the rules and regulations of the Securities and Exchange Commission and with instructions to Form 10-Q. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of June 30, 2007 and September 30, 2006, and the results of operations for the three and nine month periods ended June 30, 2007 and June 30, 2006 and cash flows for the nine month periods ended June 30, 2007 and June 30, 2006 have been included and that the disclosures are adequate to make the information presented not misleading. The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's and Subsidiaries' annual report on Form 10-K for the year ended September 30, 2006.

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

NOTE 2 - RECLASSIFICATION

         Certain reclassifications have been made to the condensed consolidated financial statements for the three and nine months ended June 30, 2006 in order to conform to current year presentation. Gains arising on the sale of property and manufacturing and other reorganization costs have been reclassified so that such gains and costs are now shown as a component of "Operating Costs, Income and Expense". These items, that are further described in Notes 10 and 11, were previously captioned as "Unusual or Infrequent Items" and were presented after the Operating loss for the period. These reclassifications impact only on the presentation of the Condensed Consolidated Statement of Operations and do not have any impact on previously reported net income or loss.

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

         In September 2006, the SEC staff issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company's financial year ended September 30, 2007. The Company is currently assessing the potential effect of SAB 108 on its financial statements.

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

         In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and also requires in the funded status to be recognized in comprehensive income in the year in which such changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The recognition and disclosure provisions of SFAS 158 are effective as of the end of the fiscal year ending after December 16, 2006, while the measurement date provisions are effective for fiscal years ending after December 15, 2008. For quarterly reporting purposes, the value of the pension deficit is computed at each period end by taking the detailed FAS 87 deficit calculation at the previous financial year end and adjusting this to take account of Company pension contributions paid and pension charges, calculated in accordance with FAS 87, that arise in the period. If SFAS 158 were applied, on a similar basis, as at June 30, 2007, we would have recorded an additional pre-tax charge to accumulated other comprehensive income totalling $8.2 million ($5.7 million after tax) representing the difference between the funded status of the Plan based on its projected benefit obligation at June 30, 2007 and the amount recorded on our balance sheet at that date.

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

         Following recommendations by the SEC, the acquisition of S&J by Megapro Tools, Inc. was accounted for as a reverse acquisition for financial reporting purposes. The reverse acquisition is deemed a capital transaction and the net assets of S&J (the accounting acquirer) were carried forward to Megapro Tools, Inc. (the legal acquirer and the reporting entity) at their carrying value before the combination. Although S&J was deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Megapro Tools, Inc. as the surviving corporation does not change. The relevant acquisition process utilizes the capital structure of Megapro Tools, Inc. and the assets and liabilities of S&J are recorded at historical cost.

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

         The Seller and UPI then announced that they had entered into Amendment No. 1 dated 4 May 2006, ("Amendment No. 1 to the Stock Purchase Agreement") to extend the date by which the Seller and UPI were required to lodge the clearance application with the UK Pensions Regulator. The Seller and UPI subsequently received a comfort letter, dated July 5, 2006, issued by the UK Pensions Regulator (the "Comfort Letter")in respect of this clearance application.

         The trustees of Spear & Jackson, Inc.'s UK Pension Plan confirmed by a letter dated July 6, 2006 their acceptance of the UK Pensions Regulator's determination. The Seller and UPI then entered into Amendment No. 2 dated July 10, 2006, ("Amendment No. 2 to the Stock Purchase Agreement") to waive their respective requirements for a clearance from the UK Pensions Regulator and to accept in its place the Comfort Letter which states that the UK Pensions Regulator is of the view, based on the information supplied to him in connection with the clearance application, that the change of control as a result of the sale by the Seller of all of its shares of Spear & Jackson, Inc. to UPI is not detrimental to the UK pension plan and the UK Pensions Regulator believes that a clearance is not necessary for the transaction.

         In addition, pursuant to Amendment No. 2 to the Stock Purchase Agreement, UPI agreed, subject to the Closing having occurred, to indemnify the Seller and JBI Holdings Limited (the "Jacuzzi Indemnified Parties") should the UK Pensions Regulator, regardless of the Comfort Letter, require any of the Jacuzzi Indemnified Parties to make a contribution or provide financial support in relation to the potential pension plan liabilities of SJI or its subsidiaries. In addition, UPI also agreed that, for a period of twelve months from the Closing Date, UPI would not (and would use its best efforts to ensure that neither SJI nor any of its subsidiaries would) take any action or omit to take any action that would cause the UK Pensions Regulator, as a result of such action or omission, to issue a contribution notice against the Jacuzzi Indemnified Parties in relation to any UK pension plan in which SJI or any subsidiary of SJI is an employer. Further, UPI agreed that for a period of twelve months from the Closing Date, that it would not (and would use its best efforts to ensure that neither SJI nor any subsidiary of SJI would) engage in any action or inaction which in relation to any such UK pension plan would fall within the UK Pension Regulation clearance guidance note dated April 2005 as a 'Type A' event unless UPI procures that clearance is issued by the UK Pensions Regulator in relation to such event in terms which confirm that no Jacuzzi Indemnified Party shall be linked to a financial support direction or contribution notice in respect of such event.

         Closing occurred on July 28, 2006.

         On May 14, 2007, UPI made a formal offer to the Board of the Company to acquire the remaining 38.2% of outstanding shares of common stock of US$0.001 par value per share ("S&J Shares") not already owned by UPI for an aggregate cash consideration of US$3,251,510 representing a price of US$1.483 ("the Acquisition").

         Following extensive discussions between UPI and the Company's Finance Committee, a revised offer price of US$1.96 per share was agreed representing a total amount due to the minority shareholders of US$4,297,343. Consequently, on June 22, 2007 the Company entered into a definitive merger agreement (the "Agreement") with UPI, under the terms of which the Company will be merged with a newly formed Nevada corporation (the "Merger Sub"). At the effective date of the merger the separate existence of the Company will

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 5 - NATURE OF BUSINESS - CONTINUED

cease and the Merger Sub will continue as the surviving corporation. Accordingly, the stockholders of the Company (other than UPI, Pantene Global Holdings Limited, any of their wholly owned subsidiaries, Merger Sub and any SJI stockholders who exercise their dissenter's rights) will receive a cash payment of US$1.96 per share. Dissenters will be entitled to seek court adjudication as to the fair value of their shares.

         The closing of the proposed transaction is subject to, among other things: affirmative vote of majority outstanding shares of the Company (UPI, being the Company's majority stockholder, intends to vote its shares in favour of the merger transaction); approval of the proposed transaction by the shareholders of UPI; receipt of any regulatory approvals and third party consents; and, since the date of the Agreement, no Effect (as described in the Agreement) shall have occurred which has, or would be reasonably expected to have, a Company Material Adverse Effect (again, as described in the Agreement).

NOTE 6 - DISCONTINUED OPERATIONS

         The following table presents the results of the Company's operations that have been reclassified as discontinued and the (loss) income that has been recorded in connection with the disposal of these businesses:

                                                                 FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                                         ENDED                             ENDED
                                                               JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                                                 2007             2006             2007             2006
                                                            --------------   --------------   --------------   --------------
                                                     Note   (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Revenues reclassified to discontinued operations:
   Thread gauge measuring division ................  (a)    $            -   $            -   $            -   $          590
                                                            --------------   --------------   --------------   --------------
                                                            $            -   $            -   $            -   $          590
                                                            ==============   ==============   ==============   ==============
Loss from discontinued operations:
   Loss from operations of thread gauge measuring
     division .....................................  (a)                 -   $          (14)               -   $         (101)
                                                            --------------   --------------   --------------   --------------
                                                            $            -   $          (14)  $            -   $         (101)
                                                            ==============   ==============   ==============   ==============
Adjustment to previously recorded loss on disposal
  of discontinued operations:
   Megapro screwdrivers division ..................  (b)                 -   $            3                -   $           12
                                                            --------------   --------------   --------------   --------------
                                                            $            -   $            3   $            -   $           12
                                                            ==============   ==============   ==============   ==============

                                                            --------------   --------------   --------------   --------------
Loss from discontinued operations, net of taxes ...         $            -   $          (11)  $            -   $          (89)
                                                            ==============   ==============   ==============   ==============

         (a) During the fourth quarter of fiscal 2005, the Company began marketing for sale certain assets associated with its Coventry Gauge thread gauge measuring business that is located in the United Kingdom. On February 28, 2006, the Company concluded the sale of these assets for a nominal consideration. The assets sold comprised plant and equipment, inventories and goodwill. The acquirer paid (pound)1 and assumed certain liabilities in respect of the leased premises from which the trade operates. The carrying values of the assets relating to this entity were written down to the lower of depreciated cost or estimated fair value (after consideration of selling costs) in the quarters ended March 31, 2005 and September 30, 2005. The assets and liabilities of discontinued operations held for sale have not been reported separately in the consolidated balance sheets of the Company, as the net book amounts involved are not considered material.

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

NOTE 6 - DISCONTINUED OPERATIONS - CONTINUED

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

         Pension costs amounted to $2,087 for the quarter ending June 30, 2007 and $2,121 for the same quarter last year. Pension costs for the nine months ended June 30, 2007 were $6,153 compared to $6,181 in the comparable period last year. The net periodic costs include the following components:

                                             FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                     ENDED                             ENDED
                                           JUNE 30,         JUNE 30,         JUNE 30,        JUNE 30,
                                             2007             2006             2007            2006
                                        --------------   --------------   -------------------------------
                                        (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Sevice cost .........................   $          420   $          546   $        1,238   $        1,595
Interest cost .......................            3,081            2,720            9,083            7,929
Expected return on plan assets ......           (2,875)          (2,568)          (8,477)          (7,493)
Recognition of actuarial loss .......            1,461            1,423            4,309            4,150

                                        --------------   --------------   --------------   --------------
Total Benefit cost ..................   $        2,087   $        2,121   $        6,153   $        6,181
                                        ==============   ==============   ==============   ==============

         The Company's funding policy with respect to the Plan is to contribute annually not less than the minimum required by applicable UK law and pension regulations. Amounts payable are determined on the advice of the Plan's actuaries and in agreement with the Plan's Trustees. The Company has contributed $931 to the Plan in the quarter to June 30, 2007 (2006 $766) and $2,814 in the nine month period ended on that date (2006 $2,595). In the year ended September 30, 2006 the Company paid $3.4 million into the Plan. In the ten month period to July 31, 2007 the level of contributions will be approximately $3.1 million.

         The current funding arrangement whereby the Company contributes (pound)1.9 million (approximately $3.8 million) per annum into the Plan came to an end on July 31, 2007. On July 11, 2007 the Company reached an interim arrangement with the Plan's trustees and actuary whereby it was agreed that a one-time special contribution of (pound)1 million (approximately $2 million) was to be paid to the Plan by August 1, 2007 and that employer contributions are to continue at the rate of (pound)1.9 million per annum (approximately $3.8 million). This is an interim arrangement pending, and without prejudice to, the conclusion of negotiations between the Company, the Plan's trustees and actuary regarding ongoing funding. These negotiations may take several months to complete. Following the recent introduction of new UK pension legislation, if no agreement is reached between the parties by June 2008, the UK Pensions Regulator will then participate in all further negotiations.

         Accounting standards require a minimum pension liability be recorded when the value of pension assets is less than the accumulated benefit obligation ("ABO") at the annual measurement date. As of September 30, 2006, our most recent measurement date for pension accounting, the value of the ABO exceeded the market value of investments held by the pension plan by approximately $40.56 million. In accordance with accounting standards, the charge against stockholders' equity will be adjusted in the fourth quarter to reflect the value

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 7 - RETIREMENT BENEFIT PLAN - CONTINUED

of pension assets compared to the ABO as of the end of September 2007. If the level of pension assets exceeds the ABO as of a future measurement date, the full charge against stockholders' equity would be reversed.

         As noted above, for quarterly reporting purposes in both the current and prior fiscal years, the value of the pension deficit has been calculated at each period end by taking the detailed FAS 87 deficit calculation at the previous financial year end and adjusting this to take account of Company pension contributions paid and pension charges calculated in accordance with FAS 87, that arise in the period.

         The Company will shortly be commissioning a fully detailed calculation of the Pension Plan deficit at June 30, 2007 in accordance with FAS 87. This detailed calculation will form part of the required disclosures to be made in a Circular to be published, in due course, on the Hong Kong Stock Exchange ("HKSE') in connection with the proposed acquisition by the Company's majority shareholder, United Pacific Industries Limited, of the remaining minority interests in the Company that UPI does not already own.

         The Pension Plan deficit, calculated on the basis described above, as included in the balance sheet of the current form 10-Q at June 30, 2007 may therefore be significantly different to the detailed FAS 87 computation that will be incorporated in the HKSE Circular, when published.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                AT JUNE 30,     AT SEPTEMBER 30,
                                                    2007              2006
                                               --------------   ----------------
                                        NOTE   (IN THOUSANDS)    (IN THOUSANDS)

Assets held and used at cost:
   Land and buildings ...............          $      16,328    $        15,269
   Machinery, equipment and vehicles                  25,729             29,299
   Furniture and fixtures ...........                    933                867
   Computer hardware ................                  2,697              1,834
   Computer software ................                    402                361
   Assets held under finance leases .   (a)            2,389              2,433
                                               -------------    ---------------
                                                      48,478             50,063
   Accumulated Depreciation .........                (31,123)           (34,469)
                                               -------------    ---------------
      Net ...........................          $      17,355    $        15,594
                                               =============    ===============

(a) Included in property, plant and equipment at June 30, 2007 are capital leases with a net book value of $1.42 million (September 30, 2006 $0.86 million). The cost of these assets held under capital leases was $2.39 million (September 30, 2006 $2.43 million) and the accumulated depreciation relating to these assets was $0.97 million (September 30, 2006 $1.57 million).

NOTE 9 - INVENTORIES

                                                AT JUNE 30,     AT SEPTEMBER 30,
                                               --------------   ----------------
                                                    2007              2006
                                               --------------   ----------------
                                               (IN THOUSANDS)    (IN THOUSANDS)

Finished products ..........................   $      22,099    $        19,329
In-process products ........................           4,466              4,443
Raw materials ..............................           6,048              6,191
   Less: allowance for slow moving and
     obsolete inventories ..................          (6,841)            (7,110)
                                               -------------    ---------------
                                               $      25,772    $        22,853
                                               =============    ===============

NOTE 10 - GAIN ON SALE OF LAND AND BUILDINGS

The gain of $312 arising on the sale of land and buildings in the nine months to June 30, 2007 represents:

         (a) The sale, on March 27, 2007, of land at the Company's Atlas site in Sheffield, England that was surplus to current requirements. Sale proceeds were $294 and the cost of the land plus attributable expenses amounted to $70.

         (b) On July 27, 2006 the Company completed the sale of the remaining element of its industrial site at St. Paul's Road, Wednesbury, England for $4,756. The conditions of the sale agreement stipulated that the Company could occupy the site, for a peppercorn rent, until November 30, 2006. In the financial statements for the year ended September 30, 2006, $88 of the gain on the sale of the site was deferred. This deferral represented the fair value of rentals during the period of occupation from the sale of the site until November 30, 2006, the planned closure date. The Wednesbury site was vacated on schedule and the deferred element of the gain was released to the profit and loss account in the three month period to December 31, 2006 and is accordingly included in the gain reported in the nine month period ended June 30, 2007.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 11 - MANUFACTURING AND OTHER REORGANIZATION COSTS

                                    FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                            ENDED                             ENDED
                                  JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                    2007             2006             2007             2006
                               --------------   --------------   -------------------------------
                               (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Manufacturing and other
  reorganization costs ......            (22)            (592)            (120)          (1,820)
                               =============    =============    =============    =============

         (i) Manufacturing and other reorganization costs of $22 and $120 have been incurred in the three and nine months periods ended June 30, 2007, respectively. These are analyzed as follows:

            (a) On January 25, 2006, the Company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. The manufacturing and assembly functions formerly carried out at this site have been out sourced to suppliers based outside the UK and all warehouse and distribution operations previously performed at this location have now been transferred to the Company's principal UK manufacturing site in Sheffield. The closure and relocation of the Wednesbury facility was completed by November 30, 2006 and the costs of this exercise, including employee severance payments, site closure expenses, factory reorganization expenses, were provided for in the year ended September 30, 2006. However, certain costs totaling $12 were not provided at that date and provision was made for them in the quarter ended March 31, 2007. Additionally, that element of employee severance costs relating to the payment of loyalty bonuses for those employees staying until the site closure in November 2006 was not provided for at September 30, 2006 and $10 was expensed to the profit and loss in the quarter to December 31, 2006 in respect of such bonuses.

            (c) Additionally, in the quarter to September 30, 2006, the Company's UK subsidiary, Eclipse Magnetics Limited ("Eclipse"), announced the cessation of certain manufacturing activities at its site in Sheffield, England. Eclipse also announced that it would be relocating the remaining elements of its business to the group's Sheffield, Atlas site. Provisions were made at September 30, 2006 in respect of severance, relocation and empty property rentals and the cessation of manufacturing and site relocation were completed by December 31, 2006. In the nine months to June 30, 2007 further provisions of $98 ($22 in the quarter to June 30, 2007) were made with regard to increases in the amounts previously provided re empty property rentals.

         (II) SUMMARY OF MOVEMENTS ON PROVISIONS IN RESPECT OF THE UK MANUFACTURING AND REORGANIZATION PROGRAM

         The Wednesbury site closure, the production rationalization at Atlas and the restructuring at Eclipse form part of the Company's UK manufacturing reorganization program which was initiated to regenerate and modernize key areas of the hand and garden tools business. The closures have enabled the Company to consolidate its two UK hand and garden tool manufacturing sites and will allow the Company to develop a modern manufacturing, warehouse and distribution facility which will be well placed to meet the current and future needs of its customers.

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

         The movements in the provisions balance between October 1, 2006 and June 30, 2007 are as follows:

Included in Accrued Expenses and Other Liabilities:

                                AT SEPTEMBER 30,                                                        AT JUNE 30,
                                ----------------      EXCHANGE          AMOUNTS          AMOUNTS      --------------
                                      2006            MOVEMENTS        PROVIDED       PAID/UTILISED        2007
                                ----------------   --------------   --------------   --------------   --------------
                                 (IN THOUSANDS)    (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Other UK reorganization costs              2,044              145               96             (265)           2,020
Wednesbury / Atlas costs ....              1,387               43              (17)          (1,250)             163
Eclipse move ................                299               22                -             (319)               2
                                ----------------   --------------   --------------   --------------   --------------
                                $          3,730   $          210   $           79   $       (1,834)  $        2,185
                                ================   ==============   ==============   ==============   ==============

Included in Property, Plant and Equipment:

Asset impairments ...........   $          1,767   $          118   $          (47)  $         (540)  $        1,298
                                ================   ==============   ==============   ==============   ==============

Total .......................   $          5,497   $          328   $           32   $       (2,374)  $        3,483
                                ================   ==============   ==============   ==============   ==============

         The movements in the provisions balance between April 1, 2007 and June 30, 2007 are as follows:

Included in Accrued Expenses and Other Liabilities:

                                  AT MARCH 31,                                                          AT JUNE 30,
                                ----------------      EXCHANGE          AMOUNTS          AMOUNTS      --------------
                                      2007           MOVEMENTS         PROVIDED       PAID/UTILISED        2007
                                ----------------   --------------   --------------   --------------   --------------
                                 (IN THOUSANDS)    (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Other UK reorganization costs              2,042               45               22              (89)           2,020
Wednesbury / Atlas costs ....                181                4                -              (22)             163
Eclipse move ................                 22                7                -              (27)               2
                                ----------------   --------------   --------------   --------------   --------------
                                $          2,245   $           56   $           22   $         (138)  $        2,185
                                ================   ==============   ==============   ==============   ==============

(b) Included in Property, Plant and Equipment:

Asset impairments ...........   $          1,361   $           31   $            -   $          (94)  $        1,298
                                ================   ==============   ==============   ==============   ==============

Total .......................   $          3,606   $           87   $           22   $         (232)  $        3,483
                                ================   ==============   ==============   ==============   ==============

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 12 - INCOME TAXES

         Spear & Jackson is subject to income taxes in the US and in the other overseas tax jurisdictions where its principal trading subsidiaries operate. The (provision)/ benefit for US and foreign income taxes arising on its continuing operations consists of:

                        FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                         JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                           2007           2006           2007           2006
                       ------------   ------------   ------------   ------------
                       IN THOUSANDS   IN THOUSANDS   IN THOUSANDS   IN THOUSANDS

Current tax provision  $       (41)   $       (41)   $      (136)   $      (294)
Deferred tax benefit             -              -              -            566
                       -----------    -----------    -----------    -----------
                       $       (41)   $       (41)   $      (136)   $       272
                       ===========    ===========    ===========    ===========

         A reconciliation of the net (provision) benefit for income taxes compared with the amounts arising at the US federal rate is as follows:

                                                        FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                               ENDED                         ENDED
                                                       JUNE 30,      JUNE 30,       JUNE 30,       JUNE 30,
                                                         2007          2006           2007           2006
                                                    ------------   ------------   ------------   ------------
                                                    IN THOUSANDS   IN THOUSANDS   IN THOUSANDS   IN THOUSANDS
Tax at US federal statutory income tax rate .....   $         94   $        958   $        341   $      2,399
Overseas tax at rates different to effective rate             46           (190)            19           (526)
Adjustment to prior year overseas tax provisions               -              -              -            (89)
Gain on sale of UK property covered by losses
  brought forward ...............................              -              -             67              -
Settlement of class litigation ..................              -           (179)             -           (179)
Permanent differences ...........................            (31)           (40)          (123)          (112)
Valuation allowance .............................           (150)          (590)          (440)        (1,221)
                                                    ------------   ------------   ------------   ------------
                                                    $        (41)  $        (41)  $       (136)  $        272
                                                    ============   ============   ============   ============

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 12 - INCOME TAXES - CONTINUED

         The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes", which require the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

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

         In the nine month period ended June 30, 2007, the potential income tax benefit relating to the Company's U.S. and non-U.S. subsidiary losses arising in the period has been offset by a valuation allowance. In assessing the Company's ability to realize its deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax and other strategic planning initiatives. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through offset against future taxable income.

         The majority of the Group's deferred tax asset relates to timing differences originating in its UK subsidiaries. Such deferred tax balances have been provided at 30%. Legislation, which was enacted in July 2007, will reduce the rate to 28%. If this new tax legislation had been formally enacted prior to June 30, 2007, the effect on the Group' condensed consolidated financial statements for the nine months ended on that date would have been as follows:

         (i) The income tax provision would reduce by $165 resulting in an income tax benefit of $29.

         (ii) The deferred tax asset of $17,983 would reduce by $1,199 to $16,784.

         (iii) The net of tax minimum pension liability adjustment of $47,734 would increase by $1,365 to $49,099.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 13 - COMPREHENSIVE INCOME

         Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholder's equity. Comprehensive income and its components comprise the following:

                                                FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                 JUNE 30,         JUNE 30,        JUNE 30,          JUNE 30,
                                                   2007             2006            2007              2007
                                             --------------   --------------   --------------   --------------
                                             (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Net loss .................................   $         (309)  $       (2,776)  $       (1,110)  $       (6,582)

Other comprehensive income (loss)

  Additional minimum pension liability ...           (1,074)          (2,842)          (3,287)          (1,993)
  Foreign currency translation adjustments            2,042            3,823            5,600            2,277
  Unrealized (losses) gains on derivative
    instruments ..........................              (40)             (31)             (46)               7
                                             --------------   --------------   --------------   --------------
Total comprehensive income (loss) ........   $          619   $       (1,826)  $        1,157   $       (6,291)
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

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 14 - SEGMENT DATA - CONTINUED

                                       SALES           LONG-LIVED ASSETS (a)           SALES           LONG-LIVED ASSETS (a)
                                -------------------   -----------------------   -------------------   -----------------------
                                 THREE MONTHS ENDED             AT               NINE MONTHS ENDED             AT
                                JUNE 30,   JUNE 30,    JUNE 30,     JUNE 30,    JUNE 30,   JUNE 30,   JUNE 30,     JUNE 30,
                                  2007       2006        2007         2006        2007       2006       2007         2006
                                --------   --------   ---------   -----------   --------   --------   --------   ------------
Hand & garden tools .........   $ 20,133   $ 17,580   $   3,601   $     4,886   $ 58,429   $ 54,632   $  3,601   $      4,886
Metrology tools .............      5,327      4,103       3,193         2,967     15,231     12,728      3,193          2,967
Magnetic products ...........      3,270      2,964         338           159      9,055      8,375        338            159
Corporate ...................          -          -      10,223         9,662          -          -     10,223          9,662
                                --------   --------   ---------   -----------   --------   --------   --------   ------------
   Total ....................   $ 28,730   $ 24,647   $  17,355   $    17,674   $ 82,715   $ 75,735   $ 17,355   $     17,674
                                ========   ========   =========   ===========   ========   ========   ========   ============
Attributable to:
   Continuing operations ....   $ 28,730   $ 24,647   $  17,355   $    17,674   $ 82,715   $ 75,145   $ 17,355   $     17,674
   Discontinued operations ..   $      -   $      -   $       -   $         -   $      -   $    590   $      -   $          -
                                --------   --------   ---------   -----------   --------   --------   --------   ------------
                                $ 28,730   $ 24,647   $  17,355   $    17,674   $ 82,715   $ 75,735   $ 17,355   $     17,674
                                ========   ========   =========   ===========   ========   ========   ========   ============

                                    DEPRECIATION      CAPITAL EXPENDITURE (b)       DEPRECIATION      CAPITAL EXPENDITURE (b)
                                -------------------   -----------------------   -------------------   -----------------------
                                 THREE MONTHS ENDED      THREE MONTHS ENDED      NINE MONTHS ENDED       NINE MONTHS ENDED
                                JUNE 30,   JUNE 30,    JUNE 30,     JUNE 30,    JUNE 30,   JUNE 30,   JUNE 30,     JUNE 30,
                                  2007       2006        2007         2006        2007       2006       2007         2006
                                --------   --------   ---------   -----------   --------   --------   --------   ------------
Hand & garden tools .........   $    303   $    478   $     231   $        83   $    895   $  1,215   $  1,562   $        621
Metrology tools .............         84         77         118            46        258        173        275            583
Magnetic products ...........         29         86         (10)            2         89        236        270              9
Corporate ...................         56         50          41             -        167        151         41              -
                                --------   --------   ---------   -----------   --------   --------   --------   ------------
   Total ....................   $    472   $    691   $     380   $       131   $  1,409   $  1,775   $  2,148   $      1,213
                                ========   ========   =========   ===========   ========   ========   ========   ============
Attributable to:
   Continuing operations ....   $    472   $    691   $     380   $       131   $  1,409   $  1,775   $  2,148   $      1,213
                                ========   ========   =========   ===========   ========   ========   ========   ============

                                  OPERATING LOSS            NET INTEREST           OPERATING LOSS           NET INTEREST
                                -------------------   -----------------------   -------------------   -----------------------
                                THREE  MONTHS ENDED      THREE MONTHS ENDED      NINE MONTHS ENDED       NINE MONTHS ENDED
                                JUNE 30,   JUNE 30,    JUNE 30,     JUNE 30,    JUNE 30,   JUNE 30,   JUNE 30,     JUNE 30,
                                  2007       2006        2007         2006        2007       2006       2007         2006
                                --------   --------   ---------   -----------   --------   --------   --------   ------------
Hand & garden tools .........   $ (1,076)  $ (2,309)  $     (31)  $       (73)  $ (2,282)  $ (6,057)  $   (110)  $       (109)
Metrology tools .............        652        343          (9)           (2)     1,556        941        (17)           (15)
Magnetic products ...........        413        192          (7)           (1)       619        387        (11)            (4)
Corporate ...................       (364)      (960)         40            38     (1,157)    (2,211)       156            103
                                --------   --------   ---------   -----------   --------   --------   --------   ------------
   Total ....................   $   (375)  $ (2,734)  $      (7)  $       (38)  $ (1,264)  $ (6,940)  $     18   $        (25)
                                ========   ========   =========   ===========   ========   ========   ========   ============
Attributable to:
   Continuing operations ....   $   (375)  $ (2,723)  $      (7)  $       (38)  $ (1,264)  $ (6,851)  $     18   $        (25)
   Discontinued operations ..   $      -   $    (11)  $       -   $         -   $      -   $    (89)  $      -   $          -
                                --------   --------   ---------   -----------   --------   --------   --------   ------------
                                $   (375)  $ (2,734)  $      (7)  $       (38)  $ (1,264)  $ (6,940)  $     18   $        (25)
                                ========   ========   =========   ===========   ========   ========   ========   ============

(a)   Represents property, plant and equipment, net.

(b) Capital expenditure for the three months to June 30, 2007 includes $154 (2006- $31) in respect of assets under finance leases. Capital expenditure for the nine months to June 30, 2007 includes $1,059 (2006- $475) in respect of assets under finance leases.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

The following table presents certain data by geographic areas (in thousands):

                                     SALES (a)         LONG-LIVED ASSETS (b)          SALES (a)        LONG-LIVED ASSETS (b)
                                -------------------   -----------------------   -------------------   -----------------------
                                 THREE MONTHS ENDED             AT               NINE MONTHS ENDED             AT
                                JUNE 30,   JUNE 30,    JUNE 30,     JUNE 30,    JUNE 30,   JUNE 30,   JUNE 30,     JUNE 30,
                                  2007       2006        2007         2006        2007       2006       2007         2006
                                --------   --------   ---------   -----------   --------   --------   --------   ------------
United Kingdom ..............   $ 12,791   $ 10,893   $  15,230   $    15,800   $ 33,755   $ 33,402   $ 15,230   $     15,800
Europe ......................      6,578      5,668       1,244         1,171     20,065     16,923      1,244          1,171
Australasia .................      3,815      3,366         488           389     12,052     10,433        488            389
North America ...............      2,700      1,836           -             -      6,963      5,360          -              -
China and Rest of World .....      2,846      2,884         393           314      9,880      9,617        393            314
                                --------   --------   ---------   -----------   --------   --------   --------   ------------
   Total ....................   $ 28,730   $ 24,647   $  17,355   $    17,674   $ 82,715   $ 75,735   $ 17,355   $     17,674
                                ========   ========   =========   ===========   ========   ========   ========   ============
Atributable to:
   Continuing operations ....   $ 28,730   $ 24,647   $  17,355   $    17,674   $ 82,715   $ 75,145   $ 17,355   $     17,674
   Discontinued operations ..   $      -   $      -   $       -   $         -   $      -   $    590   $      -   $          -
                                --------   --------   ---------   -----------   --------   --------   --------   ------------
                                $ 28,730   $ 24,647   $  17,355   $    17,674   $ 82,715   $ 75,735   $ 17,355   $     17,674
                                ========   ========   =========   ===========   ========   ========   ========   ============

                                   DEPRECIATION       CAPITAL EXPENDITURE (c)      DEPRECIATION       CAPITAL EXPENDITURE (c)
                                -------------------   -----------------------   -------------------   -----------------------
                                 THREE MONTHS ENDED      THREE MONTHS ENDED      NINE MONTHS ENDED       NINE MONTHS ENDED
                                JUNE 30,   JUNE 30,    JUNE 30,     JUNE 30,    JUNE 30,   JUNE 30,   JUNE 30,     JUNE 30,
                                  2007       2006        2007         2006        2007       2006       2007         2006
                                --------   --------   ---------   -----------   --------   --------   --------   ------------
United Kingdom ..............   $    331   $    590   $     105   $        89   $    982   $  1,495   $  1,595   $        938
Europe ......................         64         37          61            13        212        110        256             47
Australasia .................         63         50         131             9        179        156        191             29
China and Rest of World .....         14         14          83            20         36         14        106            199
                                --------   --------   ---------   -----------   --------   --------   --------   ------------
   Total ....................   $    472   $    691   $     380   $       131   $  1,409   $  1,775   $  2,148   $      1,213
                                ========   ========   =========   ===========   ========   ========   ========   ============
Atributable to:
   Continuing operations ....   $    472   $    691   $     380   $       131   $  1,409   $  1,775   $  2,148   $      1,213
                                ========   ========   =========   ===========   ========   ========   ========   ============

                                   OPERATING LOSS           NET INTEREST           OPERATING LOSS           NET INTEREST
                                -------------------   -----------------------   -------------------   -----------------------
                                 THREE MONTHS ENDED      THREE MONTHS ENDED      NINE MONTHS ENDED       NINE MONTHS ENDED
                                JUNE 30,   JUNE 30,    JUNE 30,     JUNE 30,    JUNE 30,   JUNE 30,   JUNE 30,     JUNE 30,
                                  2007       2006        2007         2006        2007       2006       2007         2006
                                --------   --------   ---------   -----------   --------   --------   --------   ------------
United Kingdom ..............   $   (226)  $ (1,842)  $       4   $       (40)  $ (1,400)  $ (6,019)  $     43   $        (72)
Europe ......................         93         41         (35)          (45)       582        401       (126)           (87)
Australasia .................        (26)       (82)         17            12        116        (97)        57             37
North America ...............        (97)      (805)         13            35       (257)    (1,055)        44             97
China and Rest of World .....       (119)       (46)         (6)            -       (305)      (170)         -              -
                                --------   --------   ---------   -----------   --------   --------   --------   ------------
   Total ....................   $   (375)  $ (2,734)  $      (7)  $       (38)  $ (1,264)  $ (6,940)  $     18   $        (25)
                                ========   ========   =========   ===========   ========   ========   ========   ============
Atributable to:
   Continuing operations ....   $   (375)  $ (2,723)  $      (7)  $       (38)  $ (1,264)  $ (6,851)  $     18   $        (25)
   Discontinued operations ..   $      -   $    (11)  $       -   $         -   $      -   $    (89)  $      -   $          -
                                --------   --------   ---------   -----------   --------   --------   --------   ------------
                                $   (375)  $ (2,734)  $      (7)  $       (38)  $ (1,264)  $ (6,940)  $     18   $        (25)
                                ========   ========   =========   ===========   ========   ========   ========   ============

(a) Sales are attributed to geographic areas based on the location of the customers.

(b)   Represents property, plant and equipment, net.

(c) Capital expenditure or for the three months to June 30, 2007 includes $154 (2006- $31) in respect of assets under finance leases. Capital expenditure for the nine months to June 30, 2007 includes $1,059 (2006- $475) in respect of assets under finance leases.

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

         Following Mr. Crowley's suspension, the Board appointed Mr. J.R. Harrington, a member of its Board of Directors, to serve as the Company's interim Chairman. Mr. William Fletcher, a fellow member of the Company's Board of Directors, who, until October 27, 2004, was the Company's Chief Financial Officer, and who is a director of Spear & Jackson plc, based in Sheffield, served as acting Chief Executive Officer. Following extensive settlement negotiations with the SEC and Mr. Crowley, the Company reached a resolution with both parties. On September 28, 2004, Mr. Crowley signed a Consent to Final Judgment of Permanent Judgment with the SEC, without admitting or denying the allegations included in the complaint, which required a disgorgement and payment of civil penalties by Mr. Crowley consisting of a disgorgement payment of $3,765,777 plus prejudgment interest in the amount of $304,014, as well as payment of a civil penalty in the amount of $2,000,000. In May 2005, the SEC applied to the Court for the appointment of an administrator for the distribution of these funds as well as funds collected from co-defendants International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva, who are not affiliated with the Company, to the victims of their actions, pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

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

         Additionally, the Company entered into a Stock Purchase Agreement with PNC Tool Holdings LLC ("PNC") and Mr. Crowley, the sole member of PNC. Under the Stock Purchase Agreement, the Company acquired, for $100, and other good and valuable consideration, 6,005,561 common shares of the Company held by PNC, which represented approximately 51.1% of the outstanding common shares of the Company at December 31, 2004, and which constituted 100% of the common stock held by such entity. The parties also executed general releases in favor of each other subject to the fulfillment of the conditions of the Stock Purchase Agreement. The Stock Purchase Agreement was effected on April 8, 2005, following formal approval by the SEC on February 10, 2005 and, on February 15, 2005, by the U.S. District Court for the Southern District of Florida of the settlement of the litigation captioned SEC v. Dennis Crowley, Spear & Jackson, Inc., International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva (Case
No: 04-80354-civ-Middlebrooks). The Stock Purchase Agreement was further conditioned on, among other things, the disgorgement and civil penalty funds being paid by Mr. Crowley. These monies have been received and are being administered for the benefit of the victims of the alleged fraud by a court appointed administrator pursuant to the Fair Funds provision of the Sarbanes-Oxley Act of 2002.

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

         On November 9, 2006, the Stipulation of Settlement was filed with the Court for preliminary approval. On January 31, 2007, the Court entered its Order Preliminarily Approving Settlement and Providing for Notice and Setting Class Action Statutory Settlement Hearing. The Order, for purposes of the proposed settlement certified a "Settlement Class" of persons (with certain exceptions) who purchased the Company's common stock between February 1, 2002 and April 15, 2004. The Order also approved as to form and content the Notice of Pendency and Proposed Settlement of Class Action and Summary Notice. The Settlement hearing was set for May 11, 2007 to determine whether the terms of the Settlement were fair, just, reasonable and adequate to the Settlement Class and should be approved by the Court; whether a final judgment should be entered dismissing the litigation; whether the proposed plan of allocation should be approved; and to determine the amount of fees and expenses to be awarded to the plaintiffs' lead counsel. The Order also appointed a claim administrator and provided for notice to those who sought exclusion from the Settlement Class.

         On January 10, 2007, Soneet Kapila applied to the Court to terminate the role of Corporate Monitor having determined that his function was no longer necessary. On January 22, 2007 the Court entered the order to relieve the Corporate Monitor of his duties.

         On May 11, 2007, the US District Court for the Southern District, sitting in West Beach, Florida, heard the Plaintiff's motion for Final Approval of the Class Action Settlement and Plan of Approval, to which there were no objectors or class members that opted out of the settlement. On May 14, 2007, the Court signed the Final Judgment thus forever extinguishing all of the class claims against the Company and barring any claims for contribution by third parties. The Final Judgment made clear that the settlement was not an admission of wrongdoing or liability by the company.

                     SPEAR & JACKSON, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (IN THOUSANDS EXCEPT SHARES)

NOTE 15 - LEGAL PROCEEDINGS - CONTINUED.

         On September 6, 2005, the Company was served with a Shareholder Derivative Complaint, Hapka v. Crowley, et al. Case No: CA005068, filed on June 1, 2004 in the Circuit Court for Palm Beach County, Florida. The suit named the Company as nominal defendant. Also named as defendants were former directors, Robert Dinerman, William Fletcher and John Harrington, in addition to Dennis Crowley and the Company's prior independent auditors, Sherb & Co. LLP. The suit contains essentially the same factual allegations as the SEC suit, which was filed in April 2004 in the U. S. District Court for the Southern District of Florida, and the series of class actions claims initiated in the U.S. District Court, but additionally alleges state law claims of breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and lack of reasonable care by various or all the defendants.

         In August 2006 the Company entered into a settlement agreement with the plaintiff by agreeing to accept certain changes to its corporate governance procedures and the payment of $70,000 in legal fees. The settlement was filed with the Court in early November 2006.

         On February 2, 2007, the Circuit Court entered a Preliminary Approval Order preliminarily approving the partial settlement pursuant to the Stipulation of Settlement between plaintiff and the Company, including its former directors William Fletcher, John Harrington, and Robert Dinerman. The Court set May 29, 2007 at 8a.m. at the West Palm Beach County Courthouse, for the Settlement Hearing to determine (i) whether the terms of the Partial Settlement are fair, just reasonable and adequate to the derivative stockholders and to the Company, and should be approved by the Court; (ii) whether a final judgment should be entered dismissing the litigation and releasing the defendants Spear & Jackson, as described in the Stipulation; and (iii) to determine the amount of fees and expenses to be awarded to plaintiffs' counsel. The Order approved as to form and contents the Notice of Partial Settlement and the mailing and distribution process. The Order also provided for notice to those who sought exclusion from the settlement.

         On May 29, 2007, the Circuit Court in Palm Beach County entered a Final Judgment and Order approving the settlement and award of attorneys' fees and expenses detailed in the Stipulation, resulting in the dismissal of the suit and the release of the Company and certain officers and directors.

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

RISKS ASSOCIATED WITH MAJORITY STOCKHOLDER

As detailed in the footnotes to the consolidated financial statements, on July 28, 2006, the Company's majority stockholder, Jacuzzi Brands, Inc. ("Jacuzzi"), completed the sale of its 61.8% stockholding in Spear & Jackson, Inc. to United Pacific Industries Limited, a Bermuda corporation, and its wholly owned subsidiary Pantene Global Holdings Limited (collectively, "UPI"). This change in ownership and control of the Company may have a significant impact on its future strategy, the way that it conducts its operations and the size and composition of its earnings and net assets, since UPI can influence substantially all matters requiring stockholder approval by simple majority in excess of 50%, including the election of directors, the approval of significant corporate transactions, such as acquisitions, the ability to block an unsolicited tender offer and any other matter requiring a vote of shareholders.

Additionally, based on its majority ownership, UPI is in position to complete a merger or other transaction involving the Company, subject to compliance with applicable regulatory requirements, which could result in the elimination of minority stockholders.

UPI paid Jacuzzi $1.40 per share for its shares of common stock of the Company and agreed that for a one-year period following the closing of its acquisition of the majority interest in the Company, should UPI or any of its affiliates acquire any additional shares of the Company, the purchase price per share would not be less than $1.40.

On May 14, 2007, UPI made a formal offer to the Company to acquire its remaining 38.2% of outstanding shares of common stock of US$0.001 par value per share ("S&J Shares") not already owned by UPI for an aggregate cash consideration of US$3,251,510 representing a price of US$1.483 ("the Acquisition").

Following extensive discussions between UPI and the Company's Finance Committee, a revised offer price of US$1.96 per share was agreed representing a total amount due to the minority shareholders of US$4,297,343. Consequently, on June 22, 2007 the Company entered into a definitive merger agreement (the "Agreement") with UPI, under the terms of which the Company will be merged with a newly formed Nevada corporation (the "Merger Sub"). At the effective date of the merger the separate existence of the Company will cease and the Merger Sub will continue as the surviving corporation. Accordingly, the stockholders of the Company (other than UPI, Pantene Global Holdings Limited, any of their wholly owned subsidiaries, Merger Sub and any Company stockholders who exercise their dissenter's rights) will receive a cash payment of US$1.96 per share. Dissenters will be entitled to seek court adjudication as to the fair value of their shares.

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

Cobalt:  September 30, 2006 $18/1lb
         June 30, 2007 $30/1lb
         Increase 67%

Nickel:  September 30, 2006 $32,250/tonne
         June 30, 2007 $52,400/tonne
         Increase 62%

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

RISKS RELATING TO THE OUTCOME OF PENDING AND FUTURE LITIGATION AND GOVERNMENTAL OR REGULATORY PROCEEDINGS:

As discussed in the footnotes to the condensed consolidated financial statements, we are, and have been, involved in litigation matters arising out of main and Derivative Class Action claims and also from the ordinary routine conduct of our business, including, from time to time, litigation relating to such items as commercial transactions, contracts, and environmental matters. The final outcome of such matters cannot always be determined with certainty and such actions may therefore have a material adverse effect on the Company's financial position and its results of operations or cash flows.

RISKS ASSOCIATED WITH OUR ACCOUNTING POLICIES AND ESTIMATES THAT MAY HAVE A MATERIAL EFFECT ON THE COMPANY'S FINANCIAL RESULTS:

Significant accounting policies and estimates have material effects on our calculations and estimations of amounts in our financial statements. Our operating results and balance sheets may be adversely affected either to the extent that actual results prove to be adversely different from previous accounting estimates, to the extent that accounting estimates are revised adversely or as a result of other external factors such as changes in corporate income tax rates in the geographic regions in which the Company operates. We base our critical accounting policies, including our policies regarding revenue recognition, reserves for returns, rebates, and bad debts, deferred tax asset recognition, pension plan assumptions and inventory valuation, on various estimates and subjective judgments that we may make from time to time. The judgments made can significantly affect net income and our balance sheets. Our judgments, estimates and assumptions are subject to change at any time. In addition, our accounting policies may change at any time as a result of changes in GAAP as it applies to us or changes in other circumstances affecting us. Changes in accounting policy have affected and could further affect, in each case materially and adversely, our results of operations or financial position.

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

After extensive settlement negotiations with the SEC and Mr. Crowley, the Company reached a resolution with both parties. On September 28, 2004, Mr. Crowley signed a Consent to Final Judgment of Permanent Judgment with the SEC, without admitting or denying the allegations included in the complaint, which required a disgorgement and payment of civil penalties by Mr. Crowley consisting of a disgorgement payment of $3,765,777 plus prejudgment interest in the amount of $304,014, as well as payment of a civil penalty in the amount of $2,000,000. In May 2005, the SEC applied to the Court for the appointment of an administrator for the distribution of these funds as well as funds collected from co-defendants International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva, who are not affiliated with the Company, to the victims of their actions, pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

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

Disposal of Majority Interest by Jacuzzi to United Pacific Industries Limited

On April 21, 2005, Jacuzzi adopted a plan of disposition of its interest in the Company's common stock. On March 23, 2006, Jacuzzi and its subsidiary undertaking, USI American Holdings, Inc. ("USI" and, together with Jacuzzi, "the Seller") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with United Pacific Industries Limited ("UPI"), a Bermuda Corporation, whose shares are traded on the Hong Kong Exchange, to sell its entire holding of 3,543,281 shares of the common stock ("the Shares") of Spear & Jackson, Inc. to UPI for $1.40 per share for an aggregate purchase price of $4,960,593.

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

In addition, pursuant to Amendment No. 2 to the Stock Purchase Agreement, UPI agreed, subject to the Closing having occurred, to indemnify the Seller and JBI Holdings Limited (the "Jacuzzi Indemnified Parties") should the UK Pensions Regulator, regardless of the Comfort Letter, require any of the Jacuzzi Indemnified Parties to make a contribution or provide financial support in relation to the potential pension plan liabilities of SJI or its subsidiaries. In addition, UPI also agreed that for a period of 12-months from the Closing Date, UPI would not, and would use its best efforts to ensure that neither SJI nor any of its subsidiaries would, take any action or omit to take any action that causes the UK Pensions Regulator, as a result of such action or omission, to issue a contribution notice against the Jacuzzi Indemnified Parties in relation to any UK pension plan in which SJI or any subsidiary of SJI is an employer. Further, UPI agreed that for a period of 12-months from the Closing Date, that it would not (and would use its best efforts to ensure that neither SJI nor any subsidiary of SJI would) engage in any action or inaction which in relation to any such UK pension plan would fall within the UK Pension Regulation clearance guidance note dated April 2005 as a 'Type A' event unless UPI procured that clearance be issued by the UK Pensions Regulator in relation to such event in terms which confirm that no Jacuzzi Indemnified Party shall be linked to a financial support direction or contribution notice in respect of such event.

Closing occurred on July 28, 2006.

On June 22, 2006, Jacuzzi and UPI filed a preliminary Form 14C with the SEC announcing notice of change in control and of a majority of directors pursuant to section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder. The 14C indicated that three new directors would be designated by and elected to the Board of directors by UPI, to serve until the Company's next annual meeting. The 14C became effective on August 7, 2006, and the three new directors replaced the incumbent directors on or about August 27, 2006. In the interim, the Board by resolution, appointed the three new directors--Lewis Hon Ching Ho, Andy Yan Wai Poon and Maria Yuen Man Lam--to the Board effective on August 9, 2006.

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

The Board of Directors elected the new Directors as a means to facilitate the transition from the prior Board of Directors to the new Board of Directors. Messrs. Harrington, Fletcher and Dinerman retired as Directors on or about August 27, 2006. On November 8, 2006 the Company filed form 8-K to announce Maria Yuen Man Lam's resignation as a director of the Company. On February 21, 2007 the Company filed form 8-K to announce the appointment of Mr. Patrick J. Dyson as director and Chairman of the Company with effect from that date. In addition, the filing contained the announcement of the resignation of Mr. Andy Yan Wai Poon as a director and secretary of the Company with effect from February 28, 2007 and the appointment of Mr Patrick J. Dyson as secretary with effect from that date. On April 17, 2007 Dr. D. Preston Jones was appointed as an independent director. Although Soneet Kapila continued to serve as Corporate Monitor for the Company, on January 10, 2007, he applied to the Court to terminate his role as Corporate Monitor having determined that his function was no longer necessary. On January 22, 2007, the US District Court for the Southern District of Florida entered into its Order and the Corporate Monitor was relieved of his duties.

On May 14, 2007, UPI made a formal offer to the Board of the Company to acquire the remaining 38.2% of outstanding shares of common stock of US$0.001 par value per share ("S&J Shares") not already owned by UPI for an aggregate cash consideration of US$3,251,510 representing a price of US$1.483 ("the Acquisition").

Following extensive discussions between UPI and the Finance Committee of the Company, a revised offer price of US$1.96 per share was agreed representing a total amount due to the minority shareholders of US$4,297,343. Consequently, on June 22, 2007 the Company entered into a definitive merger agreement (the "Agreement") with UPI, under the terms of which the Company will be merged with a newly formed Nevada corporation (the "Merger Sub"). At the effective date of the merger the separate existence of the Company will cease and the Merger Sub will continue as the surviving corporation. Accordingly, the stockholders of the Company (other than UPI, Pantene Global Holdings Limited, any of their wholly owned subsidiaries, Merger Sub and any Company stockholders who exercise their dissenter's rights) will receive a cash payment of US$1.96 per share. Dissenters will be entitled to seek court adjudication as to the fair value of their shares.

The closing of the proposed transaction is subject to, among other things: affirmative vote of majority outstanding shares of the Company (UPI, being the Company's majority stockholder, intends to vote its shares in favor of the merger transaction); approval of the proposed transaction by the shareholders of UPI; receipt of any regulatory approvals and third party consents; and, since the date of the Agreement, no Effect (as described in the Agreement) shall have occurred which has, or would be reasonably expected to have, a Company Material Adverse Effect (again, as described in the Agreement).

Further Changes to Corporate Organization

During the year ended September 30, 2005 the Company set up a new sales and distribution facility, CV Instruments BV, in Maastricht, Holland. This new facility specializes in the distribution of portable hardness testing equipment manufactured in China and the sale of general engineers hand tools. Additionally, an allied manufacturing, quality control and distribution centre, Bowers Eclipse Equipment Shanghai Co. Limited, was established in Shanghai, China and it is expected to become fully operational as a distribution and manufacturing operation during the fourth quarter of fiscal 2007.

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

On November 9, 2006, the Stipulation of Settlement was filed with the Court for preliminary approval. On January 31, 2007, the Court entered its Order Preliminarily Approving Settlement and Providing for Notice and Setting Class Action Statutory Settlement Hearing. The Order, for purposes of the proposed settlement certified a "Settlement Class" of persons (with certain exceptions) who purchased the Company's common stock between February 1, 2002 and April 15, 2004. The Order also approved as to form and content the Notice of Pendency and Proposed Settlement of Class Action and Summary Notice. The settlement hearing was set for May 11, 2007 to determine whether the terms of the Settlement were fair, just, reasonable and adequate to the Settlement Class and should be approved by the Court; whether a final judgment should be entered dismissing the litigation; whether the proposed plan of allocation should be approved; and to determine the amount of fees and expenses to be awarded to the plaintiffs' lead counsel. The Order also appointed a claim administrator and provided for notice to those who sought exclusion from the Settlement Class.

On May 11, 2007, the US District Court for the Southern District, sitting in West Beach, Florida, heard the Plaintiff's motion for Final Approval of the Class Action Settlement and Plan of Approval, to which there were no objectors or class members that opted out of the settlement. On May 14, 2007, the Court signed the Final Judgment thus forever extinguishing all of the class claims against the Company and barring any claims for contribution by third parties. The Final Judgment made clear that the settlement was not an admission of wrongdoing or liability by the company.

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

In August 2006 the Company entered into a settlement agreement with the plaintiff by agreeing to accept certain changes to its corporate governance procedures and the payment of $70,000 in legal fees. The settlement was filed with the Court in early November 2006, and if approved by the Court, would result in a dismissal of the suit and would release the Company and the former director defendants Messrs. Robert Dinerman, William Fletcher and John Harrington. Dennis Crowley and Sherb & Co. continue as defendants in this suit.

On February 2, 2007, the Circuit Court entered a Preliminary Approval Order preliminarily approving the partial settlement pursuant to the Stipulation of Settlement between plaintiff and the Company, including its former directors William Fletcher, John Harrington, and Robert Dinerman. The Court set May 29, 2007 at 8a.m. at the West Palm Beach County Courthouse, for the Settlement Hearing to determine (i) whether the terms of the Partial Settlement were fair, just reasonable and adequate to the derivative stockholders and to the Company, and should be approved by the Court; (ii) whether a final judgment should be entered dismissing the litigation and releasing the defendants Spear & Jackson, as described in the Stipulation; and (iii) to determine the amount of fees and expenses to be awarded to plaintiffs' counsel. The Order approved as to form and contents the Notice of Partial Settlement and the mailing and distribution process. The Order also provided for notice to those who sought exclusion from the settlement.

On May 29, 2007, the Circuit Court in Palm Beach County entered a Final Judgment and Order approving the settlement and award of attorneys' fees and expenses detailed in the Stipulation, resulting in the dismissal of the suit and the release of the Company and certain officers and directors.

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

2) ECLIPSE MAGNETICS whose key products are permanent magnets (cast alloy), magnetic tools, machine tools, magnetic chucks and turnkey magnetic systems. Products range from very simple low-cost items to technically complex high value added systems. In addition, Eclipse Magnetics engages in the trading of other magnetic material, sourced from the Far East, both to end-customers as well as parts to UK manufacturers. Eclipse is also involved in applied magnetics and supplies many areas of manufacturing with products such as separators, conveyors, lifting equipment and material handling solutions.

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

For further detailed financial information by reportable segment, including sales, profit and loss, and total asset information, see note 14 in the "Notes to the Condensed Consolidated Financial Statements" included within this Quarterly Report on Form 10-Q. Also included within note 14 is a detailed geographical analysis including sales, profit and loss, and total net asset information.

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

A.    UK:

      Neill Tools                       Hand tools
      Atlas Site, Sheffield

      Robert Sorby                      Woodturning tools
      Sheffield

      Bowers Metrology                  Precision measuring tools
      Bradford

Up to the date of their closure in November and December 2006, the Company also manufactured a range of garden tools at its UK plant in Wednesbury and a range of magnetic products at its leased premises in Vulcan Road, Sheffield, England.

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

The Company's policy is to support its core product offering with a pipeline of new products and range extensions. In the three months to June 2007 new product range launches and other significant product related business developments have included:

   o Neill Tools has confirmed listings within new retail channels for its new range of soft feel hacksaw frames. Its new ergonomic series of Garden Tools has received innovation awards during the quarter with two major retailers looking to list next fiscal year. The division is also in the process of developing a new version of its successful "Predator" woodsaw, incorporating value added features for customers.

   o The Eclipse Magnetics division has continued to focus on filtration products aimed at domestic and industrial boiler systems, and has introduced a new range of lifting magnets for thin sheets, and battery powered lifting magnets.

   o The Bowers division successfully launched the Bowers "Ultima" high-accuracy bore gauging range and the "Eseway" automatic Rockwell hardness testers at the main industry trade show in Germany in May 2007.

   o Our Australasian division has released the "S&J Masonry Apprentice Kit" comprising S&J masonry and hand tool products as well as gaining commitments from a major retail group to promote selected lines of the new S&J "E Series" digging tools.

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

Management's Discussion and Analysis or Plan of Operation in the Company's 10-K filing for the year ended September 30, 2006 included a detailed discussion which addressed our most critical accounting policies. The quarterly financial statements for the period ended June 30, 2007, attached hereto, should therefore be read in conjunction with that discussion.

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

Reclassification

Certain reclassifications have been made to the condensed consolidated financial statements for the three and nine months ended June 30, 2006 in order to conform to current year presentation. Gains arising on the sale of property and manufacturing and other reorganization costs have been reclassified so that such gains and costs are now shown as a component of "Operating Costs, Income and Expense". These items were previously captioned as "Unusual or Infrequent Items" and were presented after the Operating loss for the period. These reclassifications impact only on the presentation of the Condensed Consolidated Statement of Operations and do not have any impact on previously reported net income or loss.

OVERVIEW

When compared to the equivalent periods last year, the results for the quarter and nine months ended June 30, 2007 show increases in sales and reductions in operating losses.

Sales revenues for the quarter ended June 30, 2007 increased by $4.08 million (16.57%) from $24.65 million in 2006 to $28.73 million in 2007. This increase is analyzed as favorable currency exchange fluctuations in the period of $2.46 million and increased sales volumes of $1.70 million being offset by increased sales rebates of $0.08 million. Sales volume improvements were recorded in our Neill Tools, Metrology, Robert Sorby, Eclipse, Australia, and French divisions, with these favorable variances only slightly negated by volume shortfalls in our New Zealand business.

While soft retail demand has continued in the UK and the weakening US dollar has had a further adverse effect on sales into US$ denominated markets, there have been some encouraging signs in the quarter. The Bowers division has witnessed sales gains in its UK based export facility as well as its distribution outlet in Maastricht, while Neill Tools has continued to develop its UK garden centre initiatives and has now benefited from garden power tool sales to a major retailer that were deferred from earlier periods.

For the nine months to June 30, 2007 sales increased by $7.57 million (10.07%) from $75.15 million in 2006 to $82.72 million in 2007. The increase comprised $7.04 million relating to favorable currency exchange variations and increased sales volumes of $0.87 million, offset by increased sales rebates of $0.34 million.

Gross profit was $ 9.93 million (34.58%) for the quarter to June 30, 2007 compared to $7.88 million (31.97%) for the prior year. For the nine months to June 30, 2007 the gross profit was $28.52 million (34.48%) compared to $23.40 million (31.14%) in the previous year. The improvement reflects the reduction of direct costs as a result of the extensive restructuring initiatives in our UK tool and magnetic products manufacturing operations. Own-manufactured product is being progressively replaced with factored items sourced from overseas thereby reducing costs and increasing profitability.

Selling, general and administrative expenses have increased by $0.93 million (9.91%) in the current quarter from $9.36 million in 2006 to $10.29 million in 2007 and $2.20 million (7.91%) for the year to date from $27.78 million in 20076 to $29.98 million in 2007. After eliminating the adverse impact of movements in average US$/sterling cross rates in the period ($2.71 million in the nine months and $0.85 million in the three months ended June 30, 2007) and general inflationary increases ($0.60 million in the nine months ended June 30, 2007 and $0.16 million in the quarter ended on that date) the underlying trend is one of decreased SG&A costs.

Reorganization costs in the three months to June 30, 2007 were $0.02 million (2006: $0.59 million) and for the nine month period under review they were $0.12 million (2006: $1.82 million). The $1.82 million charge in 2006 relates to costs in connection with the closure of the company's manufacturing facility in Wednesbury, England and the reorganization of its Atlas manufacturing site in Sheffield, England. Additionally, the 2006 comparatives include a $0.65 million provision for Class Action settlement costs.

As a result of the higher gross profits, decreased reorganization and litigation costs and higher selling, general and administrative costs, the Company's Q3 operating result has improved by $2.34 million (86.23%) from a loss of $2.72 million in 2006 to a loss of $0.38 million in 2007. For the nine months to June 30, 2007 losses have decreased by $5.59 million (81.61%) from $6.85 million in 2006 to $1.26 million in 2007.

The increases in profitability have been principally driven by the margin improvements arising from the UK reorganization programs initiated in fiscal 2006. These comprise the closure of the Company's manufacturing site at Wednesbury, the transfer of all warehouse and distribution operations previously carried out at that location to the Company's Atlas site in Sheffield, the closure of certain manufacturing activities at the Atlas site and the cessation of magnet production and the relocation of the remaining operations of the Magnetics division to the Company's Atlas site.

To consolidate these improvements in operating performance the Company remains focused on the launch of innovative new products and the implementation of initiatives to reduce its operational cost base. Such initiatives may include improved raw materials and product procurement and the introduction of more efficient processes in order to minimize margin erosion and to retain a competitive pricing edge over cheap foreign imports. Opportunities will continue to be explored to make the Company's manufacturing base more cost efficient. Going forward such initiatives, together with planned investment in new capital equipment in the UK, China and elsewhere, if successfully implemented, should further improve the operating performance of the Company.

Despite consideration of these cost control initiatives, the Company's results continue to be adversely impacted by the significant non-cash, $8.0 million annual FAS 87 pension charge. As a result, and as is further explained in the Outlook section, the Company anticipates that it will suffer an operating loss in the fourth quarter of fiscal 2007.

RESULTS OF OPERATIONS

The following discussion provides a review of results for the three and nine months ended June 30, 2007 compared to the three and nine months ended June 30, 2006.

Summary Profit and Loss Account Data:

                                           Three Months                         Nine Months
                                          Ended June 30,                       Ended June 30,
                                  --------------------------------     --------------------------------
                                   2007        2006       % Change      2007        2006       % Change
                                    $m          $m                       $m          $m
Sales ......................       28.73       24.65       +16.57       82.72       75.15       +10.07
Cost of goods sold .........      (18.80)     (16.77)      +12.09      (54.20)     (51.75)       +4.73
                                  ------      ------                   ------      ------
Gross profit ...............        9.93        7.88       +26.09       28.52       23.40       +21.89
Selling, general and
  administrative expenses ..      (10.29)      (9.36)       +9.91      (29.98)     (27.78)       +7.91
Gain on sale of land
  buildings ................           -           -            -        0.32           -      +100.00
Class action settlement ....           -       (0.65)     (100.00)          -       (0.65)     (100.00)
Reorganization costs .......       (0.02)      (0.59)      (96.28)      (0.12)      (1.82)      +93.41
                                  ------      ------                   ------      ------
Operating loss .............       (0.38)      (2.72)      +86.23       (1.26)      (6.85)      +81.55

Other income ...............        0.11           -      +100.00        0.29        0.09      +237.21
                                  ------      ------                   ------      ------
Loss from continuing
  operations ...............       (0.27)      (2.72)      +90.16       (0.97)      (6.76)      +85.60
Income tax .................       (0.04)      (0.04)           -       (0.14)       0.27      (150.00)
                                  ------      ------                   ------      ------
Loss from continuing
 operations after taxes ....       (0.31)      (2.76)      +88.83       (1.11)      (6.49)      +82.91
Loss from discontinued
  operations ...............        0.00       (0.01)     +100.00        0.00       (0.09)     +100.00
                                  ------      ------                   ------      ------

Net loss ...................       (0.31)      (2.77)      +88.87       (1.11)      (6.58)      +83.14
                                  ------      ------                   ------      ------

Effective tax rate (%) .....      (15.30)      (1.50)                  (13.96)       3.97

As a percentage of sales %:

Gross profit ...............       34.58       31.97                    34.48       31.14
Selling, general and
  administration expenses ..       35.81       37.98                    36.25       36.97
Operating loss .............       (1.31)     (11.05)                   (1.53)      (9.12)
Net loss ...................       (1.08)     (11.26)                   (1.34)      (8.76)

Note: The percentage and percentage change data shown above have been calculated from the Consolidated Statements of Operations included within the Financial Statements attached hereto. The financial data shown in the Financial Statements is given in thousands rather than the millions presentation adopted in the table above.

SALES

Sales from continuing activities increased by $7.57 million (10.07%) from $75.15 million in the nine months ended June 30, 2006 to $82.72 million for the nine months ended June 30, 2007. Sales of $28.73 million in the quarter ended June 30, 2007 were $4.08 million (16.57%) higher than sales of $24.65 million recorded for the comparable period last year.

The net increase in sales is analyzed as follows:

                                                    Three months     Nine months
                                                    Ended            Ended
                                                    June 30,         June 30,
                                                    2007             2007
                                           Note     $m               $m

Effect of exchange rate movements .....    (a)       2.46             7.04

Sales volume increases ................    (b)       1.70             0.87

Increased rebates .....................    (c)      (0.08)           (0.34)
                                                    -----            -----
                                                     4.08             7.57
                                                    -----            -----

Analyzed by principal business segment, the net sales increase is reconciled as follows:

                                                    Three months     Nine months
                                                    Ended            Ended
                                                    June 30,         June 30,
                                                    2007             2007
                                           Note     $m               $m
a) Hand and garden tools

   Effect of exchange rate movements ..    (a)       1.77             4.88
   Sales volume movements .............    (b)       0.86            (0.75)
   Rebates ............................    (c)      (0.08)           (0.34)
                                                    -----            -----
                                                     2.55             3.79
                                                    -----            -----
b) Metrology tools

   Effect of exchange rate movements ..    (a)       0.43             1.35
   Sales volume increases                  (b)       0.79             1.75
                                                    -----            -----
                                                     1.22             3.10
                                                    -----            -----
c) Magnetic products

   Effect of exchange rate movements ..    (a)       0.26             0.81
   Sales volume movements .............    (b)       0.05            (0.13)
                                                    -----            -----
                                                     0.31             0.68
                                                    -----            -----

   Total ..............................              4.08             7.57
                                                    -----            -----

Notes:

(a) The functional currencies of the group's revenues are UK sterling, the Euro, the Australian and New Zealand dollar and the Chinese Yuan. The principal functional currency is sterling and the variation in the average US$/(pound) cross rate in the three and nine month period to June 30, 2007 compared to the comparable period last year has had a significant favorable impact on the US dollar value of the group's sales. The average US$/(pound) cross rates in the periods under review can be summarized as:

                                              Average Cross Rates
                                              -------------------

                                        2007        2006       % Movement

      3 months ended June 30,           1.9865      1.826          8.79
      9 months ended June 30,           1.9519      1.774         10.03

(b) The general trading environment in our principal markets remains little changed from that reported in previous quarters. Flat consumer demand continues. We also face ongoing competition from rival suppliers across a number of product ranges and the practice of major retail customers promoting own label offerings sourced from the Far East at the expense of S & J Company product increases.

      Despite the continuing difficult trading conditions there have been some excellent results in the third quarter. The Bowers division experienced volume increases out of its UK based export facility as well as its distribution outlet in Maastricht. Likewise, there have been strong sales in the Eclipse Magnetics Separation business. The Neill Tools division continues to develop its UK garden centre initiatives and has benefited from Garden Power sales to a major retailer that were deferred from earlier periods. In S&J France, diversification away from traditional garden tool products is proving very successful and Robert Sorby has continued to witness strong North American sales in the period under review.

(c) Sales rebates charged in the three month period ended June 30, 2007 amounted to $1.34 million compared to $ 1.14 million in the three month period ended June 30, 2006. For the nine month period under review rebates increased from $3.79 million in 2006 to $4.24 million in 2007. The increase is primarily due to increased trading volumes in Australia and France and the adverse movement in exchange rates.

SEGMENTAL REVIEW OF SALES

We aim to maintain and develop the sales levels of our businesses through the launch of new products, the improvement of existing ranges and the continued marketing of our portfolio of brands in order to retain and gain market share.

Sales and revenue details on a segment basis are as follows:

NEILL TOOLS

Sales for the quarter ended June 30, 2007 of $12.15 million showed an increase of $1.38 (12.80%) million over last years sales of $10.77 million. The increase was attributable to favorable exchange rates of $1.02 million, favorable volume increases of $0.41 million, offset by increased sales rebates of $0.05 million. In the nine months ended June 30, 2007 sales of $33.04 million were $0.26 million (0.80%) higher than last year's sales of $32.78 million. This increase comprised favorable exchange movements of $3.02 million offset by adverse volume variances of $2.74 million and increased sales rebates of $0.02 million.

Neill Tools continues to encounter a challenging trading environment in both its export and home markets. Once again, the UK retail sector has reported a downturn in consumer spending that has had an adverse impact on our hand and garden tools sales. This has been exacerbated by poor UK weather conditions during the third quarter, which have negatively affected garden product sales.

Despite these difficult trading conditions, the UK garden centre initiative reported in previous quarters continues to progress, delivering sales volumes greater than our original expectations. This, together with the success of the Spear & Jackson powered garden tools franchising initiative, demonstrates the strength of the Spear & Jackson brand within the gardening sector. Additionally, in the quarter, the division's sales have benefited from the power tool deliveries to a major retailer that were deferred from earlier periods.

In the export markets sales have again been lower than anticipated mainly as a result of the continued overstocking at certain of our key Middle Eastern distributors. The export market continues to be driven by demand for our hacksaw blades. Sales of these products now represent 60% of our industrial tools' revenues and strategies continue to be evaluated to spread this sales concentration risk. The continued weakness of the US$ provides margin challenges within markets where transactions are denominated in that currency. We have been approached by certain customers to offer them currency support to mitigate the adverse effect that the weakening dollar has on their purchases from us. In addition, export customers who traditionally purchase product from us in sterling are delaying orders as a result of their local currency being linked to the US$.

Gross margins have improved considerably when compared to the same period last year. The main drivers behind the increased margins are the reduction in fixed production costs arising from the closure of the Company's UK manufacturing plant at Wednesbury, other reorganization initiatives and the outsourcing of previously manufactured products. Whilst these improvements in gross margins when compared to last year are welcome, the significant changes in the division's manufacturing and sourcing profiles are currently placing additional pressures on sales delivery as the company strives to meet its current order schedules. These delivery issues have resulted in additional costs being incurred in order to satisfy customer demand and this has diluted margins in the period. Management is currently reviewing the settlement of overdue orders in order that such additional product procurement costs are minimised in future periods.

As previously explained, the main challenges for the business remain the continuing review of the manufacturing cost base and the development of innovative new products. The demand for the Predator woodsaw range continues to drive UK manufacturing as we look to improve output to satisfy demand. Development continues on a new version of our successful Predator woodsaw range, incorporating added value features for our customers. We continue to explore new initiatives with key retail and trade customers in order to build a platform for continued organic growth.

ECLIPSE MAGNETICS

Revenues for the quarter showed a $0.31 million increase (10.32%) over last year's figures (2007 3.27 million, 2006 $2.96 million) with favorable exchange movements of $0.26 million and increased volumes of $0.05 million. For the nine months ended June 30, 2007 sales showed an 8.12% increase of $0.68 million (2007, $9.06 million, 2006, $8.38 million) attributable to favorable exchange variances of $0.81 million offset by adverse volumes of $0.13 million.

Sales for the third quarter have improved when compared to the same period last year with strong Separation sales compensating for lost business within the Industrial sector. The Separation division continues to increase its market share within the food processing industry. We continue to grow our division to offset continued reductions in demand for Alnico magnetic materials as a result of many of our OEM customers moving to direct supply from China and the Far East.

Competition from the Far East remains the main threat, whether directly or through agents, as more and more companies emerge in our trading markets who are able to offer high quality goods at low market price points. The strength of sterling against the US$ and the Euro is applying increasing pressure on our margins with the USA being our biggest export market.

Gross margins, before one-time stock provisioning, have improved since last year, the main driver being the reduction in fixed production costs that has arisen from the division's UK restructuring program. As previously reported, in August 2006, the company announced both the cessation of certain manufacturing activities at its site in Sheffield, England and the relocation of its remaining business to the Atlas site, Sheffield. The relocation was completed in December 2006.

The cost of key primary materials, steel, nickel and cobalt has continued to increase during the period, with cobalt and nickel trading at an 8 year high. This increase has and will continue to put pressure on our margins and, although we were able to pass on this increase as a surcharge within certain sectors, our main customers will not accept such surcharges until supply contract renewal dates. The strength of sterling against the US$ and the Euro is again impacting on margins, particularly on sales to the US which is our biggest export market.

Looking forward, the main challenge remains the distancing of rival Far East manufacturers from our key customer base. Our commodity-based business is under threat but, to counter this, we continue to promote the attractiveness of our product by offering added value options to our customers. The Engineered Products division continues to grow with a strong quarter four forecast.

The continued price increases of neodymium, nickel and cobalt that are already having an adverse impact on our margins, will continue to do so if prices keep increasing. To counter this, management continues to follow a strategy of new product development, increasing market share within key product segments through the introduction of new products and through other initiatives, including strict cost control and the implementation of manufacturing and other efficiencies.

ROBERT SORBY

Sales for the quarter were $0.21 million (20.85%) more than the comparable period last year last year (2007 $1.24 million, 2006 $1.03 million), attributable to favorable exchange variances of $0.11 million and increased volumes of $0.10 million. In the nine month period ending June 2007, sales have increased by $0.76 million (21.52%) from $3.56 million in 2006 to $4.32 million in 2007. This increase is attributable to favorable exchange variances of $0.40 million and increased sales volumes of $0.36 million.

Growth in the third quarter is again attributable to continued success in North America. This has arisen through ongoing focused promotional activity together with more "co-operative" initiatives with key dealers. Further North American promotional activity is planned for Q1 of fiscal 2008 when the US buying season begins. These sales increases have occurred despite the continued strengthening of sterling against the US dollar.

In the UK, sales demand was soft despite the highly successful launch of the "Pro-edge" sharpening system. Indeed, so successful has the UK launch been that the North American introduction has been delayed until adequate inventory cover has been secured.

The decline in UK sales reflects the more challenging nature of our home market since the end of March. Sales and marketing costs will be reviewed and controlled to mitigate the impact of any lost revenues in this sector.

The declining UK trade sales have been largely offset by the continued growth of our retail business. Our retail operation continues to benefit from the incorporation of an e-commerce site last summer as well as the thriving mail order catalogue trade. The initiation of a retail arm has given us an element of control over the distribution of our product line in the UK which should prove beneficial. We anticipate that further resources will be transferred from our trade to our retail operations to capitalize on the opportunities experienced in that market.

Gross margins in the period have improved when compared to the same period last year, mainly attributable to a more favorable mix of product sales. At the same time overhead costs have been rigorously held in check.

Looking forward the business climate still remains uncertain. UK trade markets remain challenging and although we have enjoyed strong North American sales, the continued strengthening of sterling against the US dollar could negatively impact on our export sales and our margins.

BOWERS

Sales for the third quarter have increased by $1.22 million (29.8.%) from $4.10 million in Q3 of fiscal 2006 to $5.32 million in Q3 of fiscal 2007. This increase is attributable to favorable exchange rate variances of $0.43 million and increased volumes of $.79 million. Cumulatively, sales have increased by $3.10 million (25.48%) from $12.13 million in the nine months to June 30, 2006 to $15.23 million in the nine months to June 30, 2007. This was attributable to favorable exchange rate variances of $1.35 million and increased sales volumes of $1.75 million.

Quarter 3 has continued the strong trend seen in quarter 2 and has proved to be excellent for the Bowers Group. In particular, export sales via our UK operations and sales from our distribution outlet in the Netherlands have been particularly strong.

To date, the Shanghai facility has been operating as a quality control and administration centre for products being shipped to Europe. Delays in completing the implementation of the production facility at that site have negatively impacted operating profit but capital equipment is now in place and the production of the first batch of "Eseway" hardness testers will be made in the forthcoming quarter.

Gross margins have been in line with expectations but the further weakening of the US$ is a concern. Energy costs and raw material costs have now stabilized but increases in the price of high demand materials such as steel and aluminium remain possible.

The new "Bowers Ultima" high-accuracy bore gauging system was successfully launched at the main industry exhibition in Germany in May 2007. Customer reaction was excellent with several pre-orders received from key customers. Similarly, the trade show witnessed the launch of the new "Eseway" fully automatic bench hardness testers, sourced from our Shanghai facility, and orders were placed during the show.

The continued recruitment of skilled labor in the UK manufacturing division continues to be challenging. New capital expenditure programs for CNC machinery have now been implemented in order to counter this shortage of labor but, with the UK factory running at full capacity, the business is being forced to pay overtime and to sub contract certain work.

The outlook for the remainder of fiscal 2007 remains positive with a good order book across all divisions. Recent currency fluctuations, especially the weakening in the US dollar, pose margin dilution issues but, at present, these concerns are alleviated by the strength of demand in the US market.

S&J FRANCE

Sales in the quarter have increased by $0.46 million (18.35%) from $2.49 million in 2006 to $2.95 million in 2007, the increase being attributable to favorable exchange rate variances of $0.18 million and increased volumes of $0.29 million offset by increased rebate levels of $0.01 million. For the nine month period ended June 30, 2007 sales have increased by $1.06 million (13.25%) from $8.00 million in 2006 to $9.06 million in 2007. This is attributable to favorable exchange variances of $0.67 million and increased volumes of $0.42 less increased rebates of $0.03 million.

The above sales increases have been achieved against a backdrop of declining demand where recently released statistics compiled by French garden product trade associations indicate that sales of garden products in the French market have decreased by 4.3% between 2005 and 2006.

Maintaining turnover levels has, however, negatively impacted on margins. Certain customers have requested price reductions and, although new business has been achieved with key French retailers, such incremental business has related to the supply of "own label" ranges rather than the premium S&J brands which carry higher gross margins.

To mitigate these reduced margins, and also to generate additional sales, the S&J France division has been offering an increasingly diversified product range. In the current quarter, sales of such new products amounted to over $0.2 million which represents most of the volume increase in the period. In the year to date, sales of new products account for approximately $1.0 million of the business's sales.

Although our success in product diversification and gaining new business is encouraging, our base garden tool business faces a number of fundamental issues. As noted above, the volume of products sold is decreasing and the retail price points are being systematically reduced thanks to the amount of entry level products sourced, typically, from the Far East. Additionally, competition remains intense in the French garden products market with a number of suppliers trying to secure business with a shrinking base of retail outlets. The trend of customers switching to the sale of own label offerings at the expense of premium branded product is continuing. All of these factors inevitably lead to pressure on margins and the situation is exacerbated by our sales profile where 40% of our turnover is concentrated on two customers.

In order to relieve these margin pressures the Company continues to develop new products and to look for new suppliers in China and India in order to drive down product costs. Quality control and reliability of delivery times remain key criteria, especially where these products are being used to source customers' own label demand requirements.

The Company will continue to concentrate on marketing activity to promote its principal brands and to secure new listings. Such activity has and will continue to centre on the publication of a new 2007/8 product catalogue, improvements to the Company web site, advertising, newsletters, e-marketing, etc.

As sales of traditional product lines decline (forks, hooks, snow tools, etc.) it is clear that we must offer new product ranges and that we are able to offer products of the right quality and at appropriate price points. With this in mind we have tried to launch new products which are competitive in terms of price and which are not simply garden tools but with which are associated with a more general garden leisure theme, e.g. bonsai tools, wooden baskets, wooden crates, repotting tables and decorative wooden wheel barrows. This trend will continue as a way of both improving margins and eliminating the seasonal peaks that are typical of the traditional garden products business.

AUSTRALASIA

Sales have increased by $0.50 million (15.2%) in the current quarter from $3.30 million in Q3 of 2006 to $3.80 million in Q3 of 2007. Volume increases of $0.07 million and favorable exchange rate variances of $.0.45 million were partially offset by increased sales rebates of $0.02 million. Cumulatively, for the nine months to June 30, 2007 sales have increased by $1.71 million (16.60%) from $10.29 million in 2006 to $12.0 million in 2007 due to favorable volumes of $1.22 million and exchange variances of $0.78 million, offset by increased rebates of $0.29 million.

The Australian operation had another successful quarter, following the trends set in Quarters 1 and 2. Competition from imported house brands and the ongoing drought have again restricted sales of garden products when compared to the previous year but this was offset by improved sales in masonry, hand tool and, particularly, air product categories.

In New Zealand there was an 8% reduction in Q3 sales levels when compared to last year. Decreases in air and garden sales and the delisting of an unprofitable drainage product range were only partially offset by gains in garden cutting, digging and hand tools. For the nine month period, however, sales are 3% higher than last year due to increased sales in the air tool and power generator categories.

As a result of increased sales levels, improved product sourcing, wholesale price increases and currency price gains, and changes within the sales and customer mix of the businesses, gross margins have seen a considerable improvement over the same period last year.

Overall, our sales profile mirrors general market trends and therefore continues to reflect the continued expansion and domination of the market by the major corporate retailers who continue to expand their market share at the expense of the traditional independent retail sectors. Our sales mix reflects this pattern with sales growth continuing in the corporate sector whilst sales to the independent retailers continue to decline. Our objective going forward is to spread our exposure to the corporate sector by increasing our sales and market share in the independent and industrial markets.

In Australia, year to date sales growth of 13% in the independent sector is a significant improvement on the previous year and, as such, is in line with management sales strategies for this sector. Sales to independents show a year on year decline in New Zealand but much of this relates to the deletion of the drainage product range and the non-availability of generators.

Despite the various sales achievements, competition from imported Asian products and retailer house brands continue to place sales volumes, margins and market share under pressure.

Going forward, our focus will be on the promotion and marketing of new and improved Spear & Jackson ranges to gain incremental sales and profit growth together with aggressive pricing strategies to maintain and improve market share in all the categories in which we compete. In addition, improved product procurement and the successful implementation of price increases will help to ensure our sales and trading margins continue to improve going forward.

COSTS OF GOODS SOLD AND GROSS PROFIT

Summary details regarding costs of goods sold as a percentage of sales and gross profit margins in the periods under review are as follows:

                            Three months ended           Nine months ended
                           June 30,     June 30,       June 30,      June 30,
                            2007          2006          2007          2006
                              %             %             %             %

Cost of goods sold
as a % of sales ........    65.42         68.03         65.52         68.86

Gross profit margin ....    34.58         31.97         34.48         31.14

Costs of goods sold increased by $2.03 from $16.77 million in the three month period ended June 30, 2006 to $18.80 million in 2007. In the nine month period under review costs of goods sold have increased by $2.45 million from $51.75 million in 2006 to $54.20 million in 2007.

The increased gross margin in the periods under review and the decrease in the cost of goods sold as a percentage of sales reflect the improvements in manufacturing efficiencies and the reduction of direct costs as a result of the extensive restructuring initiatives in our UK manufacturing operations. The UK manufacturing reorganization program, initiated in the last quarter of 2005 and continued in the second and subsequent quarters of Fiscal 2006 and 2007 with the closure of our manufacturing site at Wednesbury in the UK, the relocation of the UK central warehouse to the Atlas site in Sheffield and the cessation of certain manufacturing activities in the UK magnetics division has had, and will continue to have, a beneficial effect on margins. Own-manufactured product is being progressively replaced with factored items sourced from overseas thereby reducing costs and increasing profitability. The margin improvements have been diluted, however, as additional costs have been incurred in addressing quality control issues and in meeting current sales order schedules.

We will continue to evaluate means of maintaining and improving current sales mixes and of further reducing costs of goods sold across all of our principal trading operations to avoid margin erosion. Improvements in manufacturing efficiency and the reduction of direct costs and those costs associated with the sourcing of product continue to be the focus of management as a means to improve competitiveness in new and existing markets.

Further pressure is exerted on our margins by the continuing weakness of the dollar and, to retain competitiveness, additional discounts have been offered in certain markets where our sales are transacted in that currency.

The Company's position is not, however, unique in this respect since the trading issues crystallized by the weakening value of the dollar are currently faced by many other UK companies with material export sales interests.

OPERATING COSTS, INCOME AND EXPENSES

(a) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses increased by $0.93 million (9.91%) from $9.36 million in the quarter ended June 30, 2006 to $10.29 million in the quarter ended June 30, 2007. In the nine months ended June 30, 2007 costs of $29.98 million have increased by $2.20 million (7.91%) from $27.78 million in the nine months to June 2006.

The principal reasons for the movements are as follows:

                                                  Increase over Prior Year
                                               Three months       Nine months
                                                  ended              ended
                                                 June 30,           June 30,
                                                  2007              2007
                                                   $m                $m

a) Impact of movements in average
   US$/sterling cross rates in the period          0.85               2.71

b) Increased Bowers Shanghai 2007 costs .          0.10               0.30

c) Increased UK distribution costs ......             -               0.24

d) Inflationary increases ...............          0.16               0.60

e) Decreased US head office costs .......         (0.06)             (0.14)

f) Other net decreases ..................         (0.12)             (1.51)
                                                  -----              -----

Total net increase in SG&A expenses .....          0.93               2.20
                                                  -----              -----

(b) GAIN ON SALE OF LAND AND BUILDINGS

Of the $0.32 million credit in the nine months to June 30, 2007 $0.23 million represents the sale, on March 27, 2007, of land at the company's Atlas site in Sheffield, England that was surplus to current requirements. The remaining $0.09 million relates to the deferred element of the gain arising on the sale, in July 2006, of the land and buildings at the Company's UK manufacturing site at Wednesbury.

(c) SETTLEMENT OF CLASS ACTION LITIGATION

On July 7, 2006, Spear & Jackson, Inc. entered into a Memorandum of Understanding whereby it agreed to pay $0.65 million in settlement of the class action litigation, in which it was a defendant. Provision was accordingly made for that sum in the financial statements for the quarter to June 30, 2006.

(d) MANUFACTURING AND OTHER REORGANIZATION COSTS

A net charge of $0.02 million was incurred in the three month period to June 30, 2007 compared to a $0.59 million charge in the previous year. Cumulatively, to June 30, 2007, a $0.12 million charge was incurred compared to $1.82 million in the previous year.

On January 25, 2006, the Company announced the closure of the remaining element of its manufacturing site at Wednesbury, England. The closure and relocation of the Wednesbury facility was completed by November 30, 2006 and the costs for this exercise, including employee severance payments, site closure expenses and factory reorganization expenses were provided for in the quarter to March 31, 2006. Additionally, in the quarter to June 2006, the Company announced that certain manufacturing operations carried out at its Atlas site in Sheffield, England would also cease. Provisions for employee severance costs in respect of the closure of these manufacturing operations were made in that quarter. Costs of $0.59 million were expensed in the three months and $1.82 million in the nine months to June 30, 2006 in relation to the Wednesbury and Atlas manufacturing reorganizations.

Costs of $0.01 million, including that element of employee severance costs relating to the payment of loyalty bonuses, were expensed to the profit and loss account in the Quarter to December 31, 2006.

Additionally, in the quarter to September 30, 2006, the Company's UK subsidiary, Eclipse Magnetics Limited, announced the cessation of certain of its manufacturing activities and its relocation to the Atlas site in Sheffield, England. Provision was made for this move at September 30, 2006 and further provisions of $0.02 million have been made in the three months to June 30, 2007 ($0.10 million in the nine month period under review), principally in respect of increases in the amounts initially provided re empty property rentals.

OTHER INCOME AND EXPENSES

Other income and expenses has moved from $nil in Q3 of 2006 to a net credit of $0.11 million in Q3 of 2007. For the nine month period under review other income and expenses has moved from a net credit of $0.09 million in 2006 to a net credit of $0.29 in 2007.

The increase is primarily due to the inclusion of $0.06 million in Q3 of fiscal 2007 and $0.14 million for the nine month period under review in respect of the Group's share of earnings in Ningbo Hightec Magnetic Assemblies Co. Ltd., a joint venture company in which the company holds a 25% stake.

INCOME TAX

An income tax charge of $0.04 million arose in both the quarter to June 30, 2007 and June 30, 2006. For the nine months to June 30, 2007 there was a $0.14 million charge compared to a $0.27 million credit in the comparable period last year.

Income taxes represented 15.3% of the loss before tax in the three months to June 30, 2007 and 1.50% of the loss before tax in 2006. For the nine months to June 30, 2007 taxes represented 13.96% of the net loss before tax and 3.97% for the comparable period last year.

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

The principal reasons for the significant fluctuations between the effective rates of tax and the US Federal statutory rate in the periods under review are summarized below:

      i) As a result of pre-tax losses in a number of the UK entities in the nine months to June 30, 2007 and the ongoing benefit of a tax deduction (spread over 4 years) in respect of the special contribution of $7.2 million that was made to the Company Pension Plan in fiscal 2005, tax losses have been generated in certain of the UK companies. Valuation allowances of approximately $0.32 million have been applied to these losses as a recent history of losses and other factors has precluded the Company from demonstrating that it is more likely than not that the benefits of these operating loss carry forwards will be realized.

      ii) Income within certain overseas subsidiaries within the Spear & Jackson Group is taxed at different rates from the effective rate. The typical local taxation rate suffered by the Company's non-US overseas subsidiaries is approximately 30% compared to a US Federal Statutory rate of 35%. The effect of applying a rate of 30%, as opposed to 35%, to the Company's results is a tax credit of approximately $0.02 million.

      iii) Permanent differences between accounting and taxable income as a result of non-deductible expenses have had the effect of increasing the taxation charge by $0.12 million.

      iv) In addition, the rate of tax has been increased as a result of losses that have been incurred in the United States for which no utilization against future income is envisaged in the short term and to which a valuation allowance has therefore been applied (tax impact $0.12 million).

      v) The gain of $0.22 arising in the three months to March 31, 2007 on the sale of the Company's surplus land at its Atlas site, Sheffield, is not subject to taxation due to the availability of capital losses brought forward which have not been recognized within the deferred tax computation.

The majority of the Group's deferred tax asset relates to timing differences originating in its UK subsidiaries. Such deferred tax balances have been provided at 30%. Legislation, which was formally enacted at the beginning of July 2007, will reduce the rate to 28% from April 2008 onwards. If this new tax legislation had been formally enacted as of June 30, 2007, the effect on the Group's condensed consolidated financial statements for the nine months ended June 30, 2007 would have been as follows:

      i) The income tax provision would have been reduced by $165 resulting in an income tax benefit of $29.

      ii)   The deferred tax asset of $17,983 would reduce by $1,199 to $16,784.

      iii) The net of tax minimum pension liability adjustment of $47,734 would increase by $1,365 to $49,099.

LOSS FROM CONTINUING OPERATIONS AFTER INCOME TAXES

Our net loss from continuing activities after income taxes in the three months to June 30, 2007 was $0.31 million (2006: $2.76 million loss). In the nine months to June 30, 2007 the loss from continuing activities was $1.11 million (2006: $6.49 million loss).

DISCONTINUED OPERATIONS

Discontinued operations included in the results for the three and nine month periods ending to June 30, 2006 relate to the Metrology Division's Coventry Gauge thread gauge measuring division based in the UK, and the Megapro screwdriver division of Spear & Jackson, Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents amounted to $9.83 million at June 30, 2007 ($9.93 million at September 30, 2006), working capital (excluding deferred taxes) totaled $35.10 million ($30.25 million at September 30, 2006) and our stockholder's equity was $23.00 at June 30, 2007 ($21.84 million at September 31, 2006).

Net cash used in operating activities in the nine month period ended June 30, 2007 was $0.65 million compared to $0.85 million provided by operating activities in the nine months ended June 30, 2006. This decrease of $1.50 million primarily arises from:

   -  increase in trade working capital outflows of $3.40 million (127%)

   - decrease in net inflows from other assets and liabilities (including taxation) of $3.5 million (78.93%)

   - Reduction in net loss (adjusted for depreciation, gain on sale of land and buildings and deferred income taxes, etc) of $5.4 million (102.63%) as dealt with in the commentary on results, above.

The reasons for these trade working capital variances and movements in other assets and liabilities are summarized below:

(a)   Trade working capital variances.

      The net decrease in trade working capital cash inflows is analyzed as follows:

                                                   Note          $ million

      Decreased inventory inflows                  (i)             (2.75)
      Increased trade receivable outflows          (ii)            (2.66)
      Increased trade payable inflows              (iii)            2.01
                                                                   -----
                                                                   (3.40)

i) Inventories reduced by $1.68 million in the nine months ended June 30 2006 whereas the same period in the current year showed an increase of $1.07 million. The increase of $1.07 million principally relates to higher inventory levels of $1.90 million in our Australian and French subsidiaries offset by inventory reductions of $0.80 million in the Company's UK operations.

      The inventory inflows for the nine months to June 30, 2006 benefited from the rigorous inventory reduction program initiated within the UK hand and tool division at the beginning of fiscal 2006. By September 30, 2006 stock levels across most of the divisions had decreased, especially those undergoing manufacturing reorganization programs, where lower inventory levels were achieved following the move to factored rather than own-manufactured product. As a result therefore, stock reductions in the nine months to June 30, 2007 were not as pronounced as in the comparable period under review. In Eclipse Magnetics, however, where the reorganization plans were initiated at a later date, there have been significant stock reductions in the nine month period to June 30, 2007 which are reflected in the UK inventory reductions at June 30, 2007, referred to above.

ii) Trade receivables at June 30, 2007 were $2.55 million higher than those at September 30, 2006. This increase mainly arises from the higher sales achieved in April to June 2007 compared to those generated in the three months ended September 30, 2006.

      Similarly, the increase in trade receivable outflows in the nine months ended June 30, 2007 when compared to the comparable period in the prior year is primarily due to the increased levels sales in the quarter to June 2007 when compared to last year together with the impact of increased levels of export sales, with longer settlement terms, in May and June 2007 in certain of our operating divisions over those recorded last year. For example, payment terms can range from 60 days to 90 days for export based customers compared to 30 to 60 days for home based customers and the differing sales profiles can have a significant impact upon trade receivable levels when comparing one period to another.

iii) Trade payables at June 30, 2007 were $2.56 million higher than those at September 30, 2006 compared to and increase of $0.11 million in the prior period. This increase mirrors the inventory movements discussed in i), above, although the favorable variance has been diluted by increasing levels of purchases of factored goods from overseas suppliers on reduced settlement terms.

(b)   Variances in cash flows attributable to other assets and liabilities

i) The major contributory factor is the $1.8 million payment of severance and move costs associated with the UK manufacturing reorganization programs at the Wednesbury and Atlas sites and the Eclipse Magnetics division. In the nine month period to June 30, 2007 $ 1.8 million had been defrayed. In the nine-month period to June 30, 2006 although $0.9 million had been defrayed at that date in respect of the UK manufacturing reorganization program, an additional restructuring provisions of $1.82 million in relation to the closure of the Wednesbury site and the reorganization of the Atlas site were made.

ii) Reduced accrual levels at June 30, 2007 compared to June 30, 2006 especially in those restructured trading entities where creditors in respect of direct labor costs, previously accrued for in other creditors, have been replaced with accruals for factored/bought-in product, that are included within trade payables. Additionally, other creditors at June 30, 2006 included $0.65 million with regard to the settlement of the class action litigation.

Cash used in investing activities in the nine months to June 30, 2007 was $0.64 million compared to $0.88 million in 2006. The 2006 comparatives include a $0.23 million investment in Ningbo Hightec Magnetic Assemblies Co. Ltd., a joint venture company in which the company holds a 25% stake. Although capital expenditure for the nine months to June 30, 2007 was $0.35 million higher than in 2006, primarily due to the purchase of the new computer hardware at the UK operations Head Quarters at the Atlas site, Sheffield, England, these cash outflows were offset in the period by an inflow of $0.29 million relating to the sale proceeds of surplus land at the Atlas site.

There was no net cash provided by financing activities in the nine month period to June 30, 2007 compared to $0.77 million in the comparable period last year. The 2006 figure represents the utilization of the UK bank facility to meet cyclical trading demands in the UK, increased pension plan contributions and the payment of restructuring costs associated with the manufacturing reorganization program. There was no similar utilization of the UK bank overdraft facility at June 30, 2007.

BANK FACILITIES

The UK subsidiaries of Spear & Jackson plc and Bowers Group plc maintain a line of credit of $9.03 million. This is secured by fixed and floating charges on the assets and undertakings of these businesses. Of the total facility, $6.02 million relates to bank overdrafts and $3.01 million is available for letters of credit. These facilities are denominated in sterling. The overdraft carries interest at UK base rate plus 1%. At June 30, 2007 and September 30, 2006 the company had $nil outstanding under the overdraft line and at June 30, 2007 $0.02 million in outstanding letters of credit (September 30, 2006: $0.60 million).

The French and Australian subsidiaries of Spear & Jackson plc maintain short-term credit facilities of $2.89 million denominated in Euros and Australian dollars. The facilities comprise bank overdraft lines, with interest rates ranging from 6.8% to 12.6%, together with facilities for letters of credit and the discount of bills receivable. There was nothing outstanding under the overdraft lines at both June 30, 2007 and September 30, 2006. $0.03 million of letters of credit and bills were outstanding under these facilities at June 30, 2007 (September 30, 2006: $0.50 million).

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

The Company's bank accounts held with the HSBC Bank plc by UK subsidiaries of Spear & Jackson plc and Bowers Group plc form a pooled fund. As part of this arrangement the companies involved have entered into a cross guarantee with HSBC Bank plc to guarantee any bank overdraft of the entities in the pool. At June 30, 2007 the extent of this guarantee relating to gross bank overdrafts was $23.75 million (September 30, 2006 $21.6 million). The overall pooled balance of the bank accounts within the pool at June 30, 2007 was net cash in hand balance of $5.25 million (September 30, 2006 $5.40 million).

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

As discussed below, in Off Balance Sheet Arrangements and Contractual Obligations, on July 11, 2007, the Company reached an interim arrangement with the Plan trustees and actuaries, whereby it was agreed that a one-time special contribution of approximately $2 million was paid to the Plan on August 1, 2007. This was met out of current capital resources and no additional funding is envisaged to meet this obligation.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company makes a range of contractual obligations in the ordinary course of business. The following table summarizes the Company's principal obligations at June 30, 2007:

                             Total
                             Amount             Payments due by period ($m)
                             Committed      1 year     1-3      4-5      5 years
Contractual obligation       ($m)           or less    years    years    or more

Capital lease obligations    1.5            0.6        0.8      0.1        -
Operating leases (note a)    6.1            1.3        2.3      1.3      1.2
                             ---            ---        ---      ---      ---
                             7.6            1.9        3.1      1.4      1.2
                             ---            ---        ---      ---      ---

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

      The Company's current funding agreement with the Plan ended on July 31, 2007. In the ten month period ending on that date, the total Company contributions amounted to approximately $3.1 million. On July 11, 2007, the Company reached an interim arrangement with the Plan's trustees and actuary whereby it was agreed that a one-time special contribution of (pound)1 million (approximately $2.0 million) was to be paid to the Plan by August 1, 2007 and employer contributions are to continue at the rate of (pound)1.9 million (approximately $3.8 million) per annum. This is an interim arrangement pending, and without prejudice to, the conclusion of negotiations between the Company, the actuary and the Plan trustees. When formal agreement is reached between the parties concerning the definitive funding contributions, future annual contributions may therefore be in excess of the $3.8 million determined by the interim arrangement explained above. Following the recent introduction of new UK pensions legislation, if no agreement is reached by the parties with regard to future Pan funding by June 2008, the UK Pensions Regulator will then become involved in all further negotiations.

(c) As at June 30, 2007 the Company had letters of credit of $0.05 million outstanding, which are secured by the UK and Australian credit facilities.

At June 30, 2007 the Company had no material off-balance sheet arrangements other than the non-debt obligations described in contractual obligations above.

OUTLOOK

We anticipate that an operating profit (before the inclusion of FAS 87 pension charges) of approximately $1.1 million will be recorded in Quarter 4 of fiscal 2007. After taking into account quarterly pension charges of $2.1 million a net operating loss of $1.0 million is forecast for Quarter 4. This result is dependant upon current forecast sales levels being realized with no significant sales revenue either being lost or being deferred into future quarters and no dilution of margins.

The trading result for the year is therefore anticipated to be a loss of approximately $2.3 million, as all base trading profits will be eliminated by the significant non-cash pension charge of $8.0 million calculated in accordance with FAS 87. As a result of the level of pension charges, the Company also anticipates sustaining a net loss after tax for fiscal 2007. Management will continue to consider all available operational strategies to mitigate the negative impact of trading losses that arise as a result of these high pension costs, both in the forthcoming quarter and beyond.

The results for the nine month period ended June 30, 2007 showed an improvement in the Company's gross margins over the comparable period in the prior year from 31.14% in 2006 to 34.48% in 2007, which demonstrates that the reorganization initiatives are now impacting positively on the business. As previously reported, during the later part of fiscal 2005 and during 2006 the Company performed a detailed review of its UK manufacturing operations to identify initiatives to combat declining sales performance and the increase in low cost imports from Far Eastern markets. In November 2006, the Company completed the closure of its Wednesbury manufacturing and distribution facility and the relocation of the central UK warehousing facility to the Atlas site in Sheffield, England. In addition, in the third quarter of fiscal 2006, the Company announced the cessation of certain manufacturing operations at both its Atlas site and the Eclipse Magnetics UK facility in Sheffield. It was also announced that the remaining elements of the Magnetics business would be transferred to the Atlas Site. This reorganization was completed in December 2006.

The Wednesbury site closure, the Atlas reorganization and the Eclipse restructuring and relocation represent a significant change to the shape and structure of the Company's UK hand tool and magnetic products business models. Given the size of the project and the changes involved it was anticipated that there may be initial teething problems as the new sourcing operation and relocated warehousing facility became fully operational. There have, indeed, been issues to resolve whilst new procedures and processes were being established with regard to supplier deliveries, quality control and distribution costs. These have diluted the savings that the reorganization should deliver. Management is currently reviewing all of these issues so that corrective measures can be implemented in order that the full earnings benefits of the restructuring can be realized as soon as possible.

Given the competitive markets in which we operate, we will continue to look at further initiatives to rationalize underperforming areas of the business and to monitor operational infrastructures in the United Kingdom, particularly overhead and sourcing costs, to ensure that these are as cost efficient as possible and at a level appropriate to the needs of the business.

The Company's core UK hand and garden businesses continue to face challenging trading conditions. The trends highlighted in Q2 of fiscal 2007 remain, with the key considerations being soft demand in the UK retail sector, fierce competition from cheap foreign imports and the increasing trend for multiple retailers to buy and promote own label brands in preference to Company products. The reorganization program referred to above was implemented to address these issues and further strategies will be considered to further improve the Company's base
- line profitability.

As with the Company's UK hand and garden tool businesses, our Australasian and French subsidiaries continue to experience difficult trading conditions because of flat retail demand, the ongoing drought in Australia, increased levels of competition from Far East imports, reduced consumer spending, consolidation of retail groups, and the increasing trend of such groups to promote house brands in preference to company branded product.

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

Within the Metrology division, the selling and distribution outlet in Maastricht is now fully operational. In the future, this revenue and earnings growth should be enhanced by the division's subsidiary in Shanghai, China. A further $0.5 million of investment funding was injected into the business in Q2 and these funds are currently being utilized in acquiring items of plant and machinery, which will enable the company to set up its own manufacturing facility. This manufacturing operation should be operational during the course of Q4.

Looking forward, demand for our own manufactured metrology hand tools will continue to face further pressure from low cost Far East imports. The Company therefore recognizes the need to focus its UK manufacturing sites on producing more high technology products and measuring solutions. New products are the key drivers for growth and several new ranges have been launched during the year.

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

In the forthcoming months we will continue to focus on improving cash generation. In the first nine months fiscal 2007 significant costs have been defrayed in relation to the various restructuring initiatives. These costs have been funded from existing core UK bank facilities. Further funds have also been utilized to finance the next stage of the development of the Shanghai business through the set up of its own manufacturing facility. The Company has commenced initial negotiations with the trustees of the Pension Plan to determine the level of future employer cash contributions that will become effective following the termination of the existing agreement on July 31, 2007. As an interim arrangement, a one-time special contribution of $2 million was paid to the Plan on August 1, 2007. In addition, employer contributions are to continue at a rate of approximately $3.8 million per annum until agreement is reached between the Trustees of the Plan and the Company on a definitive funding arrangement. This new contribution rate will not be known until the Plan's triennial valuation has been completed by the Plan actuary and discussions between the Company and the Trustees are concluded. Such agreement may result in the Company's annual contributions being finalized at an amount in excess of the current interim arrangement $3.8 million. If no agreement is reached between the Company and the Plan Trustees by June 2008, the UK Pensions Regulator will then become involved in all further negotiations.

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

The development of detailed business strategies under our new ownership structure continues. Potential synergies and areas of specific market and commercial expertise, particularly in the Far Eastern trading arena, have been identified and initiatives are being actioned which, going forward, are hoped to be of benefit to both Spear & Jackson, Inc. and United Pacific Industries Limited ("UPI").

As previously reported, the formal resolution of the SEC legal action in fiscal 2005 has enabled the Company to move forward with more certainty so that both short and long term commercial strategies could be formulated and implemented. Additionally, the Court's approval, on January 22, 2007, to the Corporate Monitor's request to be relieved of his duties is another indication of the significant steps that the Company has taken in restoring its financial and reputational standing since the Monitor's original appointment in April 2004. The stability of the Company will now be further enhanced by the settlement of the Class and Derivative Action litigation in May 2007.

The sale of Jacuzzi Brands, Inc.'s 61.8% majority shareholding in Spear & Jackson, Inc. to UPI on July 28, 2006 removed another area of uncertainty and has provided a platform for future business growth. Furthermore, on May 14, 2007, UPI made a formal offer to the Board of the Company to acquire the remaining 38.2% of outstanding shares. Following extensive discussions between UPI and the Company's Finance Committee, a revised offer price of US$1.96 per share was agreed representing a total amount due to the minority shareholders of US$4,297,343. Consequently, on June 22, 2007 the Company entered into a definitive merger agreement (the "Agreement") with UPI, under the terms of which the Company will be merged with a newly formed Nevada corporation (the "Merger Sub"). At the effective date of the merger the separate existence of the Company will cease and the Merger Sub will continue as the surviving corporation. Accordingly, the stockholders of the Company (other than UPI, Pantene Global Holdings Limited, any of their wholly owned subsidiaries, Merger Sub and any Company stockholders who exercise their dissenter's rights) will receive a cash payment of US$1.96 per share. Dissenters will be entitled to seek court adjudication as to the fair value of their shares.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The principal market risks to which the Company is exposed comprise interest and exchange rate fluctuation, changes in commodity prices and credit risk.

INTEREST RATE RISK

The Company is exposed to interest rate changes primarily as a result of interest payable on its bank borrowings, car finance arrangements classified as finance leases and interest receivable on its cash deposits. At June 30, 2007 the Company had no borrowings in the form of overdrafts, finance lease liabilities of $1.46 million and had cash and cash equivalents of approximately $9.83 million. Given the current levels of borrowings and the amounts outstanding under finance leases, the Company believes that a 1% change in interest rates would not have a material impact on consolidated income or cash flows. Holding the same variables constant, a 10% increase in interest rates would increase the Company's interest charge by $0.15 million.

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

In the nine months ended June, 2007 compared to the equivalent period in 2006, the change in exchange rates had the effect of increasing the Company's consolidated sales by $7.04 million or 9.37%. Since most of the Company's international operating expenses are also denominated in local currencies, the change in exchange rates had the effect of increasing SG&A expenses by $2.71 million for the nine months ended June 30, 2007 compared to the comparable prior year period.

If the US dollar further weakens in the future, it could result in the Company having to suffer reduced margins in order for its products to remain competitive in the local market place.

Additionally, our subsidiaries bill and receive payments from some of their foreign customers and are invoiced by and pay certain of their overseas suppliers in the functional currencies of those customers and suppliers. Accordingly, the base currency equivalent of these sales and purchases is affected by changes in foreign currency exchange rates.

We manage the risk and attempt to reduce such exposure by periodically entering into short-term forward exchange contracts. At June 30, 2007 the Company held forward contracts to sell Australian and New Zealand dollars to buy approximately $1.77 million US dollars.

The contract values were not materially different to the period end value of the contracts. A 10% strengthening or weakening of the US$ against its Australian and New Zealand counterparts could, however, result in the Company suffering losses or benefiting from gains of approximately $0.18 million had no forward contracts been taken out.

COMMODITY PRICE RISK

The major raw materials that we purchase for production are steel, cobalt, nickel and plastic. We currently do not have a hedging program in place to manage fluctuations in commodity prices.

CREDIT RISK

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower's ability to repay. Specific credit reviews are used in performing this evaluation. Credit that has been granted is typically monitored through a control process that closely reviews past due accounts and initiates collection actions when appropriate. In addition, credit insurance is taken out in respect of a substantial proportion of the Company's non-UK receivables as a means of recovering outstanding debt where the customer is unable to pay.

At June 30, 2007 the Company had made an allowance of $1.17 million in respect of doubtful accounts which management believes is sufficient to cover all known or expected debt non-recoveries.

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

After extensive settlement negotiations with the SEC and Mr. Crowley, the Company reached a resolution with both parties. On September 28, 2004, Mr. Crowley signed a Consent to Final Judgment of Permanent Judgment with the SEC, without admitting or denying the allegations included in the complaint, which required a disgorgement and payment of civil penalties by Mr. Crowley consisting of a disgorgement payment of $3,765,777 plus prejudgment interest in the amount of $304,014, as well as payment of a civil penalty in the amount of $2,000,000. In May 2005, the SEC applied to the Court for the appointment of an administrator for the distribution of these funds as well as funds collected from co-defendants International Media Solutions, Inc., Yolanda Velazquez and Kermit Silva, who were not affiliated with the Company, to the victims of their actions, pursuant to the Fair Funds provisions of the Sarbanes-Oxley Act of 2002.

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

On November 9, 2006, the Stipulation of Settlement was filed with the Court for preliminary approval. On January 31, 2007, the Court entered its Order Preliminarily Approving Settlement and Providing for Notice and Setting Class Action Statutory Settlement Hearing. The Order, for purposes of the proposed settlement, certified a "Settlement Class" of persons (with certain exceptions) who purchased the Company's common stock between February 1, 2002 and April 15, 2004. The Order also approved as to form and content the Notice of Pendency and Proposed Settlement of Class Action and Summary Notice. The Settlement hearing was set for May 11, 2007 to determine whether the terms of the Settlement were fair, just, reasonable and adequate to the Settlement Class and should be approved by the Court; whether a final judgment should be entered dismissing the litigation; whether the proposed plan of allocation should be approved; and to determine the amount of fees and expenses to be awarded to the plaintiffs' lead counsel. The Order also appointed a claim administrator and provided for notice to those who sought exclusion from the Settlement Class.

On January 10, 2007, Soneet Kapila applied to the Court to terminate the role of Corporate Monitor having determined that his function was no longer necessary. On January 22, 2007, the Court entered the order relieving the Corporate Monitor of his duties.

On May 11, 2007, the US District Court for the Southern District, sitting in West Beach, Florida, heard the Plaintiff's motion for Final Approval of the Class Action Settlement and Plan of Approval, to which there were no objectors or class members that opted out of the Settlement. On May 14, 2007, the Court signed the Final Judgment thus forever extinguishing all of the class action claims against the company and barring any claims for contribution by third parties. The Final Judgment made clear that the settlement was not an admission of wrongdoing or liability by the company.

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

In August 2006 the Company entered into a settlement agreement with the plaintiff by agreeing to accept certain changes to its corporate governance procedures and the payment of $70,000 in legal fees. The settlement was filed with the Court in early November 2006, and if approved by the Court, would result in a dismissal of the suit and would release the Company and the former director defendants Robert Dinerman, William Fletcher and John Harrington. Dennis Crowley and Sherb & Co. continue as defendants in this suit.

On February 2, 2007, the Circuit Court entered a Preliminary Approval Order preliminarily approving the partial settlement pursuant to the Stipulation of Settlement between plaintiff and the Company, including its former directors William Fletcher, John Harrington, and Robert Dinerman. The Court set May 29, 2007 at 8a.m. at the West Palm Beach County Courthouse, for the Settlement Hearing to determine (i) whether the terms of the Partial Settlement were fair, just reasonable and adequate to the derivative stockholders and to the Company, and should be approved by the Court; (ii) whether a final judgment should be entered dismissing the litigation and releasing the defendants Spear & Jackson, as described in the Stipulation; and (iii) to determine the amount of fees and expenses to be awarded to plaintiffs' counsel. The Order approved as to form and contents the Notice of Partial Settlement and the mailing and distribution process. The Order also provided for notice to those who sought exclusion from the settlement.

On May 29, 2007, the Circuit Court in Palm Beach County entered a Final Judgment and Order approving the settlement and award of attorneys' fees and expenses detailed in the Stipulation, resulting in the dismissal of the suit and the release of the Company and certain officers and directors.

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


Dated: August 14, 2007                  SPEAR & JACKSON, INC.


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


Dated: August 14, 2007                  By: /s/ Patrick J. Dyson
                                            --------------------
                                            Patrick J. Dyson
                                            Chairman, Director and
                                            Chief Financial Officer
                                            (Principal Executive Officer)


Dated: August 14, 2007                  By: /s/ Lewis Hon Ching Ho
                                            ----------------------
                                            Lewis Hon Ching Ho
                                            Director and
                                            Chief Administrative Officer
                                            (Principal Administrative Officer)